Form 10-K
period 1997-12-31
OMNI ENERGY SERVICES CORP
filed 1998-03-31
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997
  __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER 0-23383

                          OMNI ENERGY SERVICES CORP.
            (Exact name of registrant as specified in its charter)

           LOUISIANA                                       72-1395273
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

   4500 N.E. EVANGELINE THRUWAY                              70520
        CARENCRO, LOUISIANA                                (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:   (318) 896-6664

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <checked-box>

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1998 was approximately $41,718,000.

      The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 20, 1998 was 15,726,282.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 1998 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-K.

                          OMNI ENERGY SERVICES CORP.
                        ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1997

TABLE OF CONTENTS

                                                                          PAGE

PART  I......................................................................1

      Items 1 and 2. Business and Properties................................ 1
      Item 3.        Legal Proceedings......................................10
      Item 4.        Submission of Matters To a Vote Of Security Holders....10
      Item 4A.       Executive Officers of The Registrant...................11

PART II.....................................................................12

      Item 5.        Market for Registrant's Common Stock and Related
                     Stockholder Matters....................................12
      Item 6.        Selected Financial Data................................15
      Item 7.        Management's Discussion and Analysis of Financial
                     Conditionand Results of Operations.....................17
      Item 7A.       Quantitative and Qualitative Disclosures About
                     Market Risk............................................22
      Item 8.        Financial Statements and Supplementary Data............23
      Item 9.        Changes in and Disagreements With Accountants
                     on Accounting and Financial Disclosure.................40

Part III....................................................................40

      Item 10.       Directors and Executive Officers of the Registrant.....40
      Item 11.       Executive Compensation.................................40
      Item 12.       Security Ownership of Certain Beneficial Owners and
                     Management.............................................40
      Item 13.       Certain Relationships and Related Transactions.........40
      Item. 14.      Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K...............................................40

SIGNATURES.................................................................S-1

EXHIBIT INDEX..............................................................E-1

                                    PART  I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

GENERAL

      OMNI Energy Services Corp. (the "Company") is an oilfield service company specializing in providing an integrated range of onshore seismic drilling, helicopter support and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States. The Company's primary market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where it is the leading provider of seismic drilling services.

      The Company owns and operates an extensive fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone, much of which is fabricated by the Company. The Company believes that it is the only company that currently can both provide an integrated range of seismic drilling, helicopter support and survey services in all of the varied terrains of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. In 1997 the Company expanded its seismic drilling operations into the Rocky Mountain region, where it engages in seismic rock drilling in hard rock terrain.

      The Company. The Company was originally founded in 1987 by the Company's Chairman and Chief Executive Officer, David A. Jeansonne, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. ("OMNI Geophysical") acquired substantially all of the assets (the "OGC Acquisition") of OMNI Geophysical Corporation ("OGC"), the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. was formed as a Louisiana corporation on September 11, 1997. On December 10, 1997, the Company completed a share exchange (the "Share Exchange"), pursuant to which the holders of common units in OMNI Geophysical exchanged all of the outstanding common units of OMNI Geophysical for 12,000,000 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"). Subsequently, the Company completed an initial public offering of 3,450,000 shares of Common Stock.

      Recent Acquisitions. Since the beginning of 1997, the Company has completed several acquisitions designed to expand the scope and size of its operations. These acquisitions substantially increased the Company's survey operations and marked its entry into the helicopter seismic support and seismic rock drilling markets. The following table sets forth information with respect to these acquisitions:

                                     Effective Date             Seismic Support
Name of Acquired Company             of Acquisiton                  Services
-------------------------          ----------------           -------------------
Delta Surveys, Inc.                  March 21, 1997                Survey
American Aviation Incorporated        July 1, 1997            Helicopter Support
Leonard J. Chauvin, Jr., Inc.         July 1, 1997                 Survey
O.T.H. Exploration Services, Inc.  September 1, 1997        Seismic Rock Drilling
American Helicopter Drilling, Inc.  October 1, 1997         Seismic Rock Drilling
Fournier & Associates, Inc.         October 1, 1997                Survey

      Pending Acquisitions. In March 1998, the Company entered into non-binding letters of intent to acquire three support companies: (i) Hamilton Drill Tech, Inc., a Canadian-based seismic drilling company ("Hamilton Drill");
(ii) Coastal Airboats, Inc., a Louisiana-based airboat operator and (iii) Coastal Turbine, Inc., a Louisiana-based, turbine engine repair company. These acquisitions, which are subject to definitive agreements with the respective sellers, are expected to close during the second quarter of 1998 at an approximate aggregate cost of $3.2 million in cash and stock.

INDUSTRY OVERVIEW

      Seismic data generally consists of computer-generated three-dimensional ("3-D") images or two dimensional ("2-D") cross sections of subsurface geologic formations and is used in the exploration for new hydrocarbon reserves and as a tool for enhancing production from existing reservoirs. Onshore seismic data is acquired by recording subsurface seismic waves produced by an energy source, usually dynamite, at various points ("source points") at a project site. Historically, 2-D surveys were the primary technique used to acquire seismic data. However, advances in computer technology in the last five to ten years have made 3-D seismic data, which provides a more comprehensive geophysical image, a practical and capable oil and gas exploration and development tool. 3-D seismic data has proven to be more accurate and effective than 2-D data at identifying potential hydrocarbon-bearing geological formations. The use of 3-D seismic data to identify locations to drill both exploration and development wells has improved the economics of finding and producing oil and gas reserves, which in turn has created increased demand for 3-D seismic surveys and seismic support services.

      Oil and gas companies generally contract with independent geophysical companies to acquire seismic data. Once an area is chosen for seismic analysis, permits and landowner consents are obtained, either by the geophysical company or special permitting agents, and the geophysical company determines the layout of the source and receiving points. For 2-D data, the typical configuration of source and receiving points is a straight line with a source point and small groups of specialized sensors ("geophones") or geophone stations, placed evenly every few hundred feet along the line. For 3-D data, the configuration is generally a grid of perpendicular lines spaced a few hundred to a few thousand feet apart, with geophone stations spaced evenly every few hundred feet along one set of parallel lines, and source points spaced evenly every few hundred feet along the perpendicular lines. This configuration is designed by the geophysical company to provide the best imaging of the targeted geological structures while taking into account surface obstructions such as water wells, oil and gas wells, pipelines and areas where landowner consents cannot be obtained. The source points and geophone locations are then marked by a survey team, and the source points are drilled and loaded with dynamite.

      After the source points have been drilled and loaded and the network of geophones and field recording boxes deployed over a portion of the project area, the dynamite is detonated at a source point. Seismic waves generated by the blast move through the geological formations under the project area and are reflected by various subsurface strata back to the surface where they are detected by geophones. The signals from the geophones are collected and digitized by recording boxes and transmitted to a central recording system. In the case of 2-D data, the geophones and recording devices from one end of the line are then shuttled, or "rolled forward," to the other end of the line and the process is repeated. In the case of 3-D data, numerous source points, typically located between the first two lines of a set of three or four parallel lines of geophone stations are activated in sequence. The geophone stations and recording boxes from the first of those lines are then rolled forward to form the next line of geophone stations. The process is repeated, moving a few hundred feet at a time, until the entire area to be analyzed has been covered. Helicopters are frequently used to shuttle geophones and recording devices between receiving points ("long-line helicopter support") in an efficient manner with minimal environmental impact.

      After the raw seismic data has been acquired, it is sent to a data processing facility. The processed data can then be manipulated and viewed on computer work stations by geoscientists to map the subsurface structures to identify formations where hydrocarbons are likely to have accumulated and to monitor the movement of hydrocarbons in known reservoirs. Domestically, seismic drilling, helicopter support and survey services are typically contracted to companies such as the Company, as geophysical companies have found it more economical to outsource these services and focus their efforts and capital on the acquisition and interpretation of seismic data.

DESCRIPTION OF OPERATIONS

      The Company provides an integrated range of onshore seismic drilling, helicopter support and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States.

      Seismic Drilling Services. The Company's primary activity is the drilling and loading of source points for seismic analysis. Once the various source points have been plotted by the geophysical company and a survey crew has marked their locations, drill crews are deployed to drill and load the source points.

      In the Transition Zone, the Company uses water pressure rotary drills mounted on various types of vehicles to drill the source holes. The type of vehicle used is determined by the nature, accessibility and environmental sensitivity of the terrain surrounding the source point. Transition Zone source holes are generally drilled to depths of 40-180 feet depending on the nature of the terrain and the needs of the geophysical company, using ten-foot sections of drill pipe which are carried with the drilling unit. The Company's Transition Zone vehicles are typically manned with a driver and one or two helpers. The driver is responsible for maneuvering the vehicle into position and operating the drilling unit, while the helper sets and guides the drill into position, attaches the drilling unit's water source, if drilling in dry areas, and loads the drill pipe sections used in the drilling process. Once the hole has been drilled to the desired depth, it is loaded with dynamite, which is carried onboard the Company's vehicles in special containers. The explosive charge is set at the bottom of the drill hole and then tested to ensure that the connection has remained intact. Once the charge has been tested, the hole is plugged in accordance with local, state and federal regulations and marked so that it can be identified for detonation by the geophysical company at a later date. This process is repeated throughout the survey area until all source points have been drilled and loaded.

      In seismic rock drilling, the Company uses compressed air rotary/hammer drills to drill holes that are typically shallower than Transition Zone holes. Rock drills are manned by a two- or three-man crew and are transported to and from locations by hand, surface vehicle or helicopter. Once the hole has been drilled to the desired depth, it is loaded with explosives which are delivered to the jobsite in an explosive magazine carried by hand, vehicle or helicopter.

      Helicopter Support Services. Through its aviation division, created upon the acquisition of substantially all of the assets of American Aviation Incorporated ("American Aviation"), the Company provides helicopter support services to geophysical companies in the Transition Zone and elsewhere. The Company uses long-line helicopters to shuttle geophones and recorders used to collect seismic data between receiving points. Once seismic data has been acquired from a portion of the project site, the geophones and recorders must be moved into position to collect data from the next area to be analyzed. By using helicopters, the Company is able to reduce delays in completing stages of a seismic project by transporting the geophones and recording boxes to the next receiving points in the survey area in an efficient manner and with minimal environmental impact. Helicopters are also used to transport heli-portable drilling units into remote or otherwise inaccessible terrain in an efficient and environmentally sensitive manner.

      The Company operates 14 helicopters, 13 of which are owned and one of which is leased by the Company. The Company's pilots have an average of over 10,000 flight hours each. The Company performs all routine maintenance and repairs on its Transition Zone-based aircraft at its facilities at the Lafayette, Louisiana Airport.

      The Company also owns four airplanes (including one float-plane) which currently are used to support its operations and to provide limited charter services. The Company has announced its intention to sell its airplanes and related assets in an effort to focus on its helicopter seismic support operations. The sale of these assets is expected to occur in March or April of 1998.

      Survey Services. Once all permits and landowner consents for a seismic project have been obtained and the geophysical company has determined the placement of source and receiving points, survey crews are sent into the field to plot each source and receiving point prior to drilling. The Company employs both GPS (global positioning satellite) equipment, which is more efficient for surveying in open areas, and conventional survey equipment, which is generally used to survey wooded areas. The Company has successfully integrated both types of equipment in order to complete projects throughout the varied terrain of the Transition Zone and elsewhere. In addition, the Company's survey crews have access to the Company's extensive fleet of specialized transportation equipment, as opposed to most other survey companies which must rent this equipment.

      The Company currently has 25 survey crews devoted primarily to the seismic survey market in the Transition Zone. Most of the Company's survey personnel have significant experience in land surveying, with a large percentage of those years having been spent in Transition Zone surveying. The Company also provides, on a limited basis, non-seismic, civil survey services in south Louisiana to the oil and gas industry and other industries.

      Fabrication and Maintenance. At its Carencro facilities, the Company performs all routine repairs and maintenance for its Transition Zone equipment. The Company designs and fabricates aluminum marsh ATVs, a number of its support boats and pontoon boats, and the drilling units it uses on all its Transition Zone equipment. The Company purchases airboats directly from the manufacturer and then modifies the airboats to install the drilling equipment. The Company has also designed and built a limited number of highland drilling units by installing its drilling equipment on tractors bought directly from the manufacturer. The Company also fabricates rock drilling equipment and has the capability to fabricate other key equipment, such as swamp ATVs. Because of its ability to fabricate and maintain much of its equipment, the Company does not believe that it is dependent on any one supplier for its drilling equipment or parts.

FACILITIES AND EQUIPMENT

      Facilities. The Company recently completed the construction of two new buildings which now house its corporate headquarters, fabrication facility and primary maintenance facility. The buildings are located on approximately 34 acres of land owned by the Company in Carencro, Louisiana. The new buildings provide approximately 20,000 square feet of office space and 32,000 square feet of covered maintenance and fabrication space. The Company also leases two additional buildings adjacent to its main headquarters that provide approximately 2,500 square feet of office space and 19,000 square feet of covered maintenance, fabrication and warehouse space. The Company has an option to purchase these buildings for $500,000 which expires in 2001. The Company plans to use these adjacent buildings for the storage and maintenance of its helicopter assets, which are currently stored and maintained at leased facilities at the Lafayette, Louisiana Airport.

      The Company leases an operations base in Victoria,  Texas  which  is used to store parts and equipment for use in Texas and bases in Big Piney, Wyoming, and Loveland, Colorado to support its rock drilling operations. The Company also leases an office for its survey operations in Thibodaux, Louisiana.

      Transition Zone Transportation and Drilling Equipment. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, the Company employs a wide variety of drilling vehicles. Management believes that it is the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                                Number of
                                               units as of
                  Types of Equipment        December 31, 1997
                --------------------------  -----------------
                Highland Drilling Units           38(1)
                Water Buggies                     17
                Aluminum Marsh ATVs               12
                Steel Marsh ATVs                   8
                Airboat Drilling Units            28
                Swamp ATVs                        25
                Pullboats                         20
                Pontoon Boats                     12
                Skid-Mounted Drilling Units       35

------------------------
(1) Fourteen of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.

      Because of its extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which is fabricated by the Company, the Company believes that it is the only company that currently can both provide an integrated range of seismic drilling, helicopter support and survey services in all of the varied terrains of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

      Highland Drilling Units and Water Buggies. The Company owns and operates 38 highland drilling units for seismic drilling in dry land areas, fourteen of which are currently dedicated to the Company's seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. A highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a "water buggy" that carries water required for seismic drilling. This type of vehicle is used around the world for this type of terrain.

      The Company intends to increase the number of highland drilling units that it operates by 50 in 1998. Twelve of these drills will be obtained through the acquisition of Hamilton Drill, if completed. The remaining drills will be either purchased or manufactured. The Company anticipates that the new drilling units will be subject to long-term, minimum guarantee contracts with the Company's major clients. Most of the new drills are expected to be placed into service during the second and third quarters of 1998. The acquisition of Hamilton Drill, if completed, will also provide the Company with an entrance into the seismic drilling market in Canada.

      Marsh ATVs. The environmentally sensitive wetlands along the U.S. Gulf Coast containing water grasses on dry land and in shallow water and areas mixed with open water are referred to as marsh areas. When there is a minimum amount of water in these areas, marsh ATVs, which are amphibious vehicles supported by pontoons that are surrounded by tracks, are used to provide seismic drilling services. The pontoons enable the marsh ATV to float while the tracks propel the vehicle through the water and over dry marsh areas. Each marsh ATV is equipped with a drilling unit and a small backhoe for digging a small hole to collect water necessary for drilling.

      Some marsh areas have sufficient surrounding water to support drilling without an external water source, but often water must be pumped into the area from a remote water source or a portable supply must be carried by the marsh ATV. Recently the Company has experimented with several innovative methods of obtaining a water supply in marsh areas. On some occasions the Company deploys a vehicle to the source point a few days prior to drilling to dig holes near the drill sites, which may collect water naturally, either through seepage or rainfall.

      The Company owns and operates 20 marsh ATVs, of which eight are made of stainless steel and 12 are made of aluminum. The aluminum ATVs are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Often landowner consents will require the use of aluminum ATVs in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana state and federal refuges. The Company fabricates its own aluminum marsh ATVs at its facilities in Carencro, Louisiana.

      Airboat Drilling Units. The Company owns and operates 28 airboat drilling units. An airboat drilling unit consists of a drilling unit fabricated and installed by the Company on a large, three-engine airboat. Because of their better mobility, airboat drilling units are used in shallow waters and all marsh areas where sufficient water is present.

      Swamp ATVs and Pullboats. Wooded lowland areas typically covered with water are referred to as the "swamp areas" of the Transition Zone. The Company's swamp ATVs are used to provide drilling services in these areas. Swamp ATVs are smaller, narrower versions of the marsh ATVs. The smaller unit is needed in swamp areas due to the dense vegetation typical in the terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. The Company owns and operates 25 swamp ATVs and 20 pullboats. Swamp ATVs are also used in connection with survey operations in swamp areas.

      Pontoon Boats.   The  Company owns and operates 12 pontoon boats that are
used in shallow or protected inland bays and lakes and shallow coastal waters. Each pontoon boat uses a skid-mounted drilling unit installed on board.

      Jack-Up Rigs. When a seismic survey requires source points to be drilled in deeper inland bays or lakes or in deeper coastal waters, the Company utilizes jack-up rigs equipped with one of the Company's skid-mounted drilling units. Seismic activity in water deeper than approximately 20 feet is generally conducted by using offshore seismic techniques that do not include the drilling and loading of source points.

      Skid-Mounted Drilling Units. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pull boats, pontoon boats, jack-up rigs and other Company-operated equipment based on customer needs. The Company manufactures its skid-mounted drilling units at its facilities in Carencro, Louisiana and owns 35 of these units.

      Miscellaneous. The Company owns and operates 83 single engine airboats and 25 outboard powered boats, which it uses to ferry personnel and supplies to locations throughout the Transition Zone. The Company also maintains a fleet of six tractor-trailer trucks and numerous other trucks, trailers and vehicles to move its equipment and personnel to projects throughout the Transition Zone. The Company has signed a letter of intent to acquire Coastal Airboats, Inc., which provides airboat and general transportation water craft to geophysical companies and currently operates 17 boats. This acquisition is expected to close during the second quarter of 1998.

      Heli-portable and Seismic Rock Drilling Equipment. The Company has 50 heli-portable and man-portable drilling units and 14 highland drilling units dedicated to seismic rock drilling. The Company also has the ability to manufacture its own heli-portable and man-portable seismic rock drilling units, and often exports and provides servicing of heli-portable and man-portable drilling units. Approximately 20 of the 50 highland drilling units that the Company expects to add during 1998 will be dedicated to drilling operations in the northwest United States and Canada.

      Aviation Equipment. The following table sets forth the type and number of helicopters that are operated by the Company's aviation division:

                                               Number of Aircraft
              Helicopters                    as of December 31, 1997
            ----------------------------     -----------------------
            Bell Jet Ranger 206 B-III(1)              7
            Hughes MD-500                             4
            Bell 407(2)                               1
            Bell B-47 G3                              1
            Hughes MD-530                             1


---------------------
(1)   One of the Bell Jet Ranger 206 B-IIIs is leased by the Company.
(2)   The Bell 407 is currently configured for heli-portable operations.


      The Company's aviation division also operates four fixed-wing planes, including a float plane. The Company has recently announced its intention to sell its airplanes and related assets in an effort to focus on its helicopter seismic support operations. The sale of these assets is expected to occur in March or April of 1998.

      The Company has signed a letter of intent to purchase Coastal Turbine, Inc. ("Turbine"), a Louisiana-based turbine engine repair company. Turbine has been approved as a Part 145 repair station by the Federal Aviation Administration ("FAA"). The Company expects to close this acquisition during the second quarter of 1998.

MATERIALS AND EQUIPMENT

      The principal materials and equipment used by the Company in its operations, which include drills, heli-portable and man-portable drills, drill casings, drill bits, engines, gasoline and diesel fuel, dynamite, aluminum and steel plate, welding gasses, aviation fuel, trucks and other vehicles, are currently in adequate supply from many sources. The Company does not depend upon any single supplier or source for such materials.

SAFETY AND QUALITY ASSURANCE

      The Company maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's health, safety and environmental "HSE" department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees, which include first aid and CPR training. The Company's Vice President of Health, Safety, Environment & Training reports directly to the Company's Chairman and supervises 18 HSE field advisors and four instructors who provide OSHA-mandated training. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

      Each drilling crew is supervised at the project site by a field supervisor and, depending on the project's requirements, an assistant supervisor and powderman who is in charge of all explosives. For large projects or when required by a customer, a separate advisor from the Company's HSE department is also located at the project site. Management is provided with daily updates for each project and believes that its daily review of field performance together with the on-site presence of supervisory personnel helps ensure high quality performance for all of its projects.

      All Company pilots are trained to FAA FAR 135 (non-scheduled commercial passenger) or 133 (external load) standards and must satisfy annual FAA check-rides. Certified maintenance personnel are deployed to each project site at which aircraft are used.

CUSTOMERS; MARKETING; CONTRACTING

      Customers. The Company's customers are primarily geophysical companies, although in many cases the oil and gas company participates in determining which drilling,  survey  or  aviation  company  will  be  used  on  its seismic
projects.   A  large  portion  of  the Company's revenue has historically  been generated by a few customers. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 88% (Digicon/GFS, Eagle
Geophysical,   Grant   Geophysical  and  Western   Geophysical),   70%   (Eagle
Geophysical, Grant Geophysical, Universal Seismic and Western Geophysical), and 40% (Eagle Geophysical and Western Geophysical) of revenue for fiscal 1995, 1996
and 1997, respectively.   In addition, as of December 31, 1997, 69% of the
Company's backlog was attributable to four customers (Western Geophysical, Eagle Geophysical, Grant Geophysical and Fairfield Industries).

      Marketing. The Company's services traditionally have been marketed by the Company's principal executive officers, in particular, Messrs. Jeansonne, Thomas, Woodard and Morris. The Company believes that this marketing approach helps the Company preserve long-term relationships established by the Company's executive officers. As the Company's geographical and service capabilities expand, the Company intends to continue implementing its marketing efforts in the Transition Zone from its principal offices in Carencro, Louisiana and in the Rocky Mountain region from Loveland, Colorado.

      Contracting - Seismic Drilling. The Company generally contracts for seismic drilling services with its customers on a fixed-price basis, either on a per hole or per foot basis. These contracts are often awarded on a competitive bid basis. The Company prices its contracts based on detailed project specifications provided by the customer, including the number, location and depth of source holes and the project's completion schedule. As a result, the Company is generally able to make a relatively accurate determination prior to pricing a contract of the type and amount of equipment required to complete the contract on schedule.

      Because of fixed-priced contracting, the Company generally bears the risk of delays that are beyond its control, such as those caused by adverse weather. The Company often bills the customer standby charges if the Company's operations are delayed due to delays in permitting or surveying or for other reasons within the geophysical company's control.

      Contracting - Helicopter Support Services. The Company's aircraft are chartered on an hourly rate basis, with a guaranteed minimum number of hours per day. The Company primarily provides aviation services in connection with projects for which the Company also provides seismic drilling services, and also charters its aircraft to customers for use with other seismic projects.

      Contracting - Survey Services. The Company contracts for seismic survey services with its customers on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of the Company's survey crews. Contracts are often awarded to the Company only after competitive bidding. In each case, the price is determined by the Company after it has taken into account such factors as the number of surveyors and other employees, the type of terrain and transportation equipment, and the precision required for the project based on detailed project specifications provided by the customer.

COMPETITION

      Seismic Drilling Services. The principal competitive factors for seismic drilling services are price and the ability to meet customer schedules, although other factors including safety, capability, reputation and environmental sensitivity are also considered by customers. The Company has numerous competitors in the Transition Zone and in particular in the highland areas in which its operates. Management believes that no other company operating in the Transition Zone owns a fleet of Transition Zone seismic drilling equipment as varied or as large as that operated by the Company. The Company's extensive and diverse equipment base allows it to provide drilling services to its customers throughout the Transition Zone with the most efficient and environmentally appropriate equipment. The Company believes there are numerous competitors offering rock and heli-portable drilling in the Rocky Mountain region and internationally.

      Helicopter Support Services. The Company has numerous competitors that provide helicopter support services to geophysical companies operating in the Transition Zone; however, none of these competitors currently provides long-line helicopter services with a comparable number of aircraft. In addition, the Company believes that it is the only company offering both seismic drilling and long-line support services in the Transition Zone. The Company believes that there are numerous companies offering helicopter services in rock drilling and other mountain areas, as well as internationally. All of these companies have greater experience in these areas and several operate more aircraft than the Company in these areas.

      Survey   Services.    The  Company's  competitors  include  a  number  of
established companies with a comparable number of crews to the Company and numerous smaller companies.

SEASONALITY AND WEATHER RISKS

      The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, the Company's revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters. Operations may also be affected by the rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for the
Company's  equipment  and  decrease  the  number   of  vehicles  available  for
operations.

BACKLOG

      The Company's backlog represents those projects for which a customer has hired the Company and has scheduled a start date for the project. Projects currently included in the Company's backlog are subject to termination or delay without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported. Historically, the Company has not experienced a large volume of project terminations or delays, and terminations and delays from its backlog have typically been replaced by unscheduled projects.

      As of December 31, 1997, the Company's backlog was approximately $70.0 million compared to $40.8 million at December 31, 1996. The Company expects all of its backlog at December 31, 1997 will be completed during 1998. The backlog at December 31, 1996 included seismic drilling projects in the Transition Zone only. Backlog at December 31, 1997 includes seismic drilling projects in the Transition Zone in addition to survey projects and seismic rock drilling projects. The Company's aviation division historically has not measured backlog due to the nature of its business.

GOVERNMENTAL REGULATION

      The Company's operations and properties are subject to and affected by various types of governmental regulation, including laws and regulations governing the entry into and restoration of wetlands, the handling of explosives, the operation of commercial aircraft and numerous other federal, state and local laws and regulations. To date the Company's cost of complying with such laws and regulations has not been material, but because such laws and regulations are changed frequently, it is not possible for the Company to accurately predict the cost or impact of such laws and regulations on its future operations.

      Furthermore, the Company depends on the demand for its services by the oil and gas industry and is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in the Company's areas of operations for economic, environmental or other policy reasons would adversely affect the Company's operations by limiting demand for its services. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

      Aviation. As a commercial operator of small aircraft, the Company is subject to regulations pursuant to the Federal Aviation Administration Authorization Act of 1994, as amended (the "Federal Aviation Act"), and other statutes. The FAA regulates the flight operations of the Company, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and other aspects of the Company's operations.

      The Company carries persons and property in its aircraft pursuant to authority granted by the FAA. Under the Federal Aviation Act it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. The Company has all FAA certificates required to conduct its helicopter and aviation operations, and all of its aircraft are registered with the FAA.

      As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States and operated pursuant to an operating certificate, which may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that its aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. The Company's Articles of Incorporation and bylaws include provisions that are designed to ensure compliance with this requirement.

      Explosives. Because the Company loads the holes that it drills with dynamite, the Company is subject to various local, state and federal laws and regulations concerning the handling and storage of explosives and is specifically regulated by the Bureau of Alcohol, Tobacco and Firearms of the U.S. Department of Justice. The Company must take daily inventories of the dynamite and blasting caps that it keeps for its seismic drilling and is subject to random checks by state and federal officials. The Company is licensed by the Louisiana State Police as an explosives handler. Any loss or suspension of these licenses would result in a material adverse effect on the Company's results of operations and financial condition. The Company believes that it is in compliance with all material laws and regulations with respect to its handling and storage of explosives.

      Environmental. The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. In addition, certain areas where the Company operates are federally-protected or state-protected wetlands or refuges where environmental regulation is particularly strict. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

      Worker Safety. The Company's operations are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require the Company to obtain certain permits, licenses and certificates with respect to its operations. The kind of permits, licenses and certificates required in the Company's operations depend upon a number of factors. The Company believes that it has all material permits, licenses and certificates necessary to the conduct of its existing business.

INSURANCE

      The Company's operations are subject to the inherent risks of inland marine activity, aviation services, heavy equipment operations and the transporting and handling of explosives, including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. The Company maintains insurance coverage against certain of these risks, which management considers to be customary in the industry. The Company also maintains insurance coverage against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's equipment or facilities. All policies are subject to deductibles and other coverage limitations. The Company believes its insurance coverage is adequate. The Company has not experienced a loss in excess of its policy limits; however, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

      As of December 31, 1997, the Company had approximately 602 employees, including approximately 536 operating personnel and approximately 66 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. The Company believes its relationship with its employees is strong.

ITEM 3.      LEGAL PROCEEDINGS

      The Company is involved in various legal and other proceedings which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Prior to completion of the Company's initial public offering of Common Stock, the Company's sole stockholder executed two written consents in accordance with Section 76 of the Louisiana Business Corporation Law. The first consent, dated September 25, 1997, approved an amendment and restatement of the Company's Articles of Incorporation and the adoption of the Company's stock incentive plan, a copy of which has been incorporated by reference as an exhibit to this report. The second consent, dated November 4, 1997, approved a further amendment and restatement of the Company's Articles of Incorporation, a copy of which has been incorporated by reference as an exhibit to this report.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and offices held by each of the executive officers of the Company as of March 1, 1998 are as follows:

         NAME                      AGE                POSITION
         ----                      ---                --------
    David A. Jeansonne............ 37     Chairman of the Board and Chief Executive Officer

    Roger E. Thomas............... 55     President

    Allen R. Woodward............. 36     Vice President-Marketing & Business Development and
                                              Secretary

    David E. Crays................ 37     Vice President-Finance, Chief Financial Officer and
                                              Treasurer

    R. Patrick Morris............. 31     Vice President and General Manager of the Aviation
                                              Division


      David A. Jeansonne founded the Company in 1987 and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Mr. Jeansonne has also been Chairman of the Board, President and Chief Executive Officer of American Aviation, which he co-founded, since its inception in 1995. Mr. Jeansonne and the Company have entered into an employment agreement, the term of which expires in June 2003.

      Roger E. Thomas is President and a director of the Company and has held those positions since July 1996. Mr. Thomas was Chief Financial Officer of Gulf Coast Marine Divers, Inc., a provider of offshore diving services, from 1995 to 1996. He was President of Toth Aluminum Corp., an aluminum processor, from 1994 to 1995. Mr. Thomas was President of Melamine Technologies, Inc., a marketer and developer of technology, from 1992 to 1994. He was President of Melamine Chemicals, Inc., a publicly-traded producer and seller of melamine crystal, from 1987 to 1992. Mr. Thomas graduated from the University of Florida in 1965 with a B.S. degree in chemical engineering. Mr. Thomas and the Company have entered into an employment agreement, the term of which expires in July 1999.

      Allen R. Woodard is Vice President-Marketing & Business Development and a director of the Company and has held these positions since July 1996. He was an exploration field inspector with The Louisiana Land & Exploration Company, a natural resources company, from 1988 to 1996. Mr. Woodard is a professional land surveyor and graduated from Nicholls State University in 1987 with a degree in engineering technology. Mr. Woodard and the Company have entered into an employment agreement, the term of which expires in July 1999.

      David E. Crays is Vice President-Finance and Chief Financial Officer and a director of the Company and has held these positions since April 1997. He was Controller of Iteq, Inc., a publicly-traded equipment manufacturer, from 1996 to 1997, and manager of financial accounting and external reporting at Petroleum Helicopters, Inc., a provider of aviation transportation services, from 1993 to 1996. He was Assistant Treasurer of XCL, Ltd., an independent oil and gas exploration company, from 1990 to 1993. Mr. Crays is a certified public accountant and graduated from the University of Texas in 1983 with a B.B.A. degree in honors business. Mr. Crays and the Company have entered into an employment agreement, the term of which expires in April 1999.

      R. Patrick Morris is Vice President and General Manager of the Aviation Division of the Company and has held that position since the acquisition of substantially all of the assets of American Aviation by the Company in July 1997. He has been Vice President and General Manager of American Aviation, which he co-founded with Mr. Jeansonne, since its inception in 1995. Mr. Morris has been a licensed pilot since 1987 and was in the United States Army from 1984 to 1992. Mr. Morris and the Company have entered into an employment agreement, the term of which expires in June 2000.

                                    PART II

ITEM 5.      MARKET  FOR  REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
MATTERS

      (a) The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol "OMNI". At March 20, 1998, the Company had 36 shareholders of record of Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated since trading in the Common Stock began on December 5, 1997.

                                                       HIGH         LOW
      1997                                             -----        ---
      Fourth quarter (commencing December 5, 1997)   $  12 1/4   $   9 1/8

      1998
      First quarter (through March 27, 1998)         $  12 5/8   $   8 7/8


      The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings, if any, to meet its working capital requirements and to finance the future operations and growth of its business. Therefore, the Company does not plan to declare or pay cash dividends to holders of its Common Stock in the foreseeable future. In addition, certain of the Company's credit arrangements contain provisions that limit the Company's ability to pay cash dividends on its Common Stock.

      Sales of Unregistered Securities. In connection with its formation and initial capitalization on September 11, 1997, the Company issued 1,000 shares of Common Stock to Advantage Capital Management Corporation for $1,000 in cash. These shares were cancelled in connection with the Share Exchange. Pursuant to the Share Exchange, the Company issued the following number of shares to the holders of common units OMNI Geophysical in exchange for their 113,476 common units in OMNI Geophysical (number of common units exchanged in parentheses):

                                                                     Shares of
                                                                       Common
Name of Holder                                                         Stock
--------------                                                      ----------
American Aviation (10,213)                                           1,080,017
Roger E. Thomas (10,664)                                             1,127,708
Allen R. Woodard (13,164)                                            1,392,083
Shannon H. Daigle (1,461)                                              154,500
David A. Jeansonne (2,836)                                             299,905
Alan J. Thomas (500)                                                    52,875
Ben E. Thomas (500)                                                     52,875
Christina M. Thomas (500)                                               52,875
Advantage Capital Partners Limited Partnership (2,780)                 293,983
Advantage Capital Partners II Limited Partnership (9,398)              993,831
Advantage Capital Partners III Limited Partnership (15,282)          1,616,060
Advantage Capital Partners IV Limited Partnership (28,612)           3,025,697
Advantage Capital Partners V Limited Partnership (17,566)            1,857,591

      Also in connection with the Share Exchange, the Company issued options to purchase its Common Stock to persons holding options to acquire common units of OMNI Geophysical, which were cancelled upon completion of the Share Exchange. David E. Crays received options to acquire 54,567 shares of Common Stock at $2.28 per share in exchange for options to purchase 516 common units of OMNI Geophysical at $242.25 per unit that were issued to Mr. Crays in April 1997 upon his hiring by OMNI Geophysical, L.L.C. In June 1997, the Company also granted the following options to purchase the following number of common units of OMNI Geophysical, William E. Fincher, 250; J. David Booth, 250; and Rita Darbonne, 100. These options also had exercise prices of $242.25 per common unit and, pursuant to the Share Exchange, were converted into options to purchase, 26,438, 26,438 and 10,575 shares of Common Stock, respectively, having an exercise price of $2.28 per share.

      In connection with the acquisition of O.T.H. Exploration Services, Inc., completed on September 1, 1997, the Company granted options to purchase 55,000 shares of Common Stock to one of the sellers. These options were issued under the Company's stock incentive plan and have an exercise price of $11.00 per share. In addition, on September 30, 1997, the Company issued options to Hibernia National Bank ("Hibernia") to purchase 4,545 shares of Common Stock at an exercise price of $11.00 per share. These options expire in December 1999 and have an exercise price of $11.00 per share.

      As part of the consideration paid in connection with the Company's mergers with American Helicopter Drilling, Inc. ("American Helicopter") and Fournier & Associates, Inc. ("Fournier"), both of which were completed on December 17, 1997 (with effective dates of October 1, 1997), the Company issued the following number of shares of Common Stock to the individuals listed below:

NAME                                      NUMBER OF SHARES
-----                                     ----------------
David Ward                                    102,273
Linda Ward                                    102,272
Keith J. Fournier                             33,923
David and Linda Ward (Joint Ownership)        22,727
Sandra B. Miller                              6,816
Roger D. Hebert                               6,362
Don C. Ross                                   1,909



      All of these securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), inasmuch as they were deemed not subject to registration pursuant to the exception provided in
Section 4(2) of the Securities Act as securities sold in transactions not involving any public offering.

      (b) On December 10, 1997, the Company completed the initial public offering of its Common Stock (the "Initial Public Offering"). The Initial Public Offering was conducted pursuant to a Registration Statement on Form S-1 (Registration Statement No. 333-36561, the "Registration Statement") filed pursuant to the Securities Act and declared effective on December 4, 1997.

      The Registration Statement covered shares of Common Stock with a maximum aggregate offering price of $68,425,000. The Company issued and sold 3,450,000 shares of Common Stock pursuant to the Registration Statement at an initial price to public of $11.00 per share. The aggregate offering price of the Common Stock offered by the Company was $37,950,000. Managing underwriters for the Initial Public Offering were Lehman Brothers Inc., Prudential Securities Incorporated and Raymond James & Associates, Inc. There will be no further sales pursuant to this Registration Statement.

      Set forth below are the expenses incurred by the Company prior to December 31, 1997 with respect to the Initial Public Offering, including underwriting discounts and commissions:

Underwriting Discounts and Commissions      $ 2,656,500
Filing/listing fees                              78,078
Printing Expenses                               147,154
Legal and Accounting fees                       482,008
Expenses of Roadshow                            193,442
Miscellaneous expenses                          117,395
                                            -----------
      Total                                 $ 3,674,577
                                            ===========


      None of the expenses were paid directly or indirectly to directors or officers of the Company or their associates, to persons owning 10% or more of the outstanding equity securities of the Company or to any other affiliates of the Company.

      Use of Proceeds. Net proceeds of the Initial Public Offering, after deducting the foregoing, were $34,275,423. On December 17, 1997, the Company completed its acquisition of American Helicopter and Fournier, using $1,261,000
of   the  net proceeds from the Initial  Public  Offering.  Both  of these acquisitions had an effective date of October 1, 1997. The Company also used approximately $23.8 million of the net proceeds of the Initial Public Offering to repay outstanding indebtedness. The Company repaid all of the following credit facilities:

NAME OF LENDER                                               AMOUNT REPAID
--------------                                               --------------
U.S. Bancorp Leasing and Financial(1)                         $ 4,736,995
First National Bank of Lafayette(2)                               508,051
Transamerica Insurance Finance Corporation(3)                     684,749
Hibernia National Bank(4)                                      14,992,146
OGC(5)                                                          1,833,355
American Aviation(6)                                            1,000,000
                                                             ------------
                                                             $ 23,755,296
                                                             ============
-------------------------
(1) Borrowings under this facility were used to finance various seismic drilling and support equipment.
(2) Borrowings under this loan were used to consolidate debt incurred for the purchase of 43 trucks.
(3)  Borrowings used to fund Company insurance policies.
(4) Consists of repayments under several facilities. The Company repaid approximately $6.4 million of indebtedness incurred to fund the acquisition of American Aviation, approximately $700,000 in vehicle loans, approximately $5.8 million to repay outstanding amounts under its revolving credit facility, approximately $2.0 million borrowed to fund the construction of the Company's new headquarters and approximately $45,000 of indebtedness of Leonard J. Chauvin, Jr., Inc. that existed at the time of its acquisition by the Company. The proceeds of the loan from Hibernia used to fund the acquisition of American Aviation were paid to American Aviation, a company owned by David A. Jeansonne and Richard Patrick Morris, two of the Company's executive officers.
(5) Note payable to OGC issued as part of the consideration for the OGC Acquisition. OGC is controlled by Mr. Jeansonne.
(6) Note payable to American Aviation issued as part of the consideration for the acquisition of American Aviation. American Aviation is owned by Messrs. Jeansonne and Morris.

      The Company used approximately $5.7 million of the remaining net proceeds to fund capital expenditures made during December 1997 and January 1998. Items acquired by the Company included various seismic drilling units and support vehicles and five helicopters. The remainder of the net proceeds of the Initial Public Offering (approximately $3.6) million were used for working capital and general corporate purposes.

      In the prospectus that formed a part of the Registration Statement the Company disclosed its intention to use the net proceeds of the Initial Public Offering to fund the cash portion of the American Helicopter and Fournier acquisitions, to repay the indebtedness listed above and to repay a portion of the amounts outstanding under its asset-based financing arrangements with CIT Group/Equipment Financing, Inc. (the "CIT Loan"). The net proceeds of the Initial Public Offering were used to fund the acquisitions of American Helicopter and Fournier and the repayment of the indebtedness listed above but were not applied to the CIT Loan. Because of capital expenditures resulting from business opportunities arising after the completion of the Initial Public Offering, the Company's management did not believe it was prudent to incur the prepayment penalties associated with repayment of the CIT Loan in light of the Company's continued need for cash to fund these capital expenditures and related working capital needs. Thus, the remaining portion of the net proceeds was used as set forth above.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data as of December 31, 1993 and for the year ended December 31, 1993 is derived from the unaudited financial statements of OGC, substantially all of the assets of which were acquired by OMNI Geophysical on July 19, 1996. The selected financial data as of and for the years ended December 31, 1994 and 1995 and as of and for the 201-day period ended July 19, 1996 are derived from the audited financial statements of OGC. The selected financial data as of December 31, 1996 and 1997, and for the 165-day period ended December 31, 1996 and the year ended December 31, 1997 are derived from the audited financial statements of the Company. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for that period. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the financial statements and notes thereto included elsewhere in this Annual Report.

                                                         PREDECESSOR                                      SUCCESSOR
                                     --------------------------------------------------------   --------------------------------
                                                                                   201-day
                                                                                   period           165-day
                                                                                    ended        period ended      Year ended
                                                                                   July 19,      December 31,     December 31,
                                       1993            1994           1995           1996              1996            1997
                                    ------------    -----------   -----------   -------------   ----------------  --------------
                                                            (In thousands, except share and per share data)
                                    (Unaudited)
Income Statement Data:
    Operating revenue.............   $   3,972       $ 7,268       $ 12,690       $ 10,017       $    10,942       $   49,591
    Operating expense(1)..........       2,544         5,025          8,704          6,814             8,114           36,302
                                    ------------    -----------   -----------   -------------   ----------------  --------------
    Gross profit..................       1,428         2,243          3,986          3,203             2,828           13,289
    General and
     administrative
     expenses.....................        756         1,079          1,791            789             1,050            5,122
                                    ------------    -----------   -----------   -------------   ----------------  --------------
    Operating income..............         672         1,164          2,195          2,414             1,778            8,167
    Interest expense(1)...........          56            97            148            151               437            1,866
    Other expense
     (income), net................        ---             (8)             7              6               (20)             (37)
                                    ------------    -----------   -----------   -------------   ----------------  --------------
    Income before income taxes
     and extraordinary
     item.........................         616          1,075          2,040          2,269              1,361           6,338
    Income tax expense............        ---          ---            ---             ---                ---              403
                                    ------------    -----------   -----------   -------------   ----------------  --------------
    Income before
     extraordinary item...........         616          1,075          2,040          2,269              1,361           5,935
    Extraordinary expense
     from early
     extinguishment of
     debt net of tax............         ---           ---            ---            ---                 ---                84
                                    ------------    -----------   -----------   -------------   ----------------  --------------
    Net income....................   $    616        $ 1,075       $  2,040        $ 2,269        $     1,361       $   5,851
                                    ============    ===========   ===========   =============   ================  ==============
Unaudited Pro Forma Data:
    Income before income taxes
     and extraordinary
     item, reported
     above........................   $    616        $ 1,075       $ 2,040        $ 2,269         $     1,361       $    6,338
    Pro forma interest
     expense(2)                                                                                                            345
    Pro forma provision
     for income
     taxes(3).....................        246            430           816            908                 475            2,400
                                    ------------    -----------   -----------   -------------   ----------------  --------------
    Pro forma net income..........   $    370        $   645       $ 1,224        $ 1,361         $       886       $    3,593
                                    ============    ===========   ===========   =============   ================  ==============
    Pro forma net income
     per common share.............                                                                                  $     0.30
                                                                                                                  ==============
    Pro forma weighted
     average common
      shares......................                                                                                  11,810,016


                                                                             AS OF DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                               1993              1994              1995             1996(4)           1997
                                          ---------------    --------------    -------------     -------------    -------------
                                                                              (In thousands)
                                            (Unaudited)
Balance Sheet Data:
        Total assets..............         $    2,134        $    4,044        $    5,429        $   20,386       $   74,913
        Long-term debt, less current
        maturities................                510               434               341            10,574           14,558


(1) The step-up to fair value of the assets acquired in the OGC Acquisition resulted in increased depreciation reported by the Company, which is included in operating expenses. In order to finance the OGC Acquisition, the Company incurred additional indebtedness, which resulted in additional interest expenses being reported.
(2) Reflects an increase in interest expense as a result of the incurrence of indebtedness to finance the LLC Distribution (as defined herein) as if such event had occurred on January 1, 1997.
(3) Each of OGC, OMNI Geophysical and American Aviation was an S corporation or a limited liability company exempt from income tax at the entity level, and thus the historical financial statements prior to December 4, 1997 show no provision for income taxes. Effective December 4, 1997, the Company became subject to income taxes at the corporate level. This pro forma adjustment reflects a provision for income taxes on the Company's net income at a combined federal and state tax rate of 40%.
(4) Includes the stepped-up fair value of the assets and liabilities purchased in the OGC Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Demand. Demand for the Company's services is principally affected by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data. The level of activity among geophysical companies is primarily affected by the level of capital expenditures by oil and gas companies for seismic data acquisition activities. A number of factors influence the decision of oil and gas companies to pursue the acquisition of seismic data, including (i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies' interest in obtaining the information is also a factor as some geophysical companies will acquire seismic data on a speculative basis. Onshore 3-D seismic data acquisition activity has substantially increased over the past few years; however, any significant reduction in seismic exploration activity in the areas where the Company operates would result in a reduction in the demand for the Company's services and could have a material adverse effect on the Company's financial condition and results of operations.

      Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool have resulted in significantly increased seismic activity throughout the Transition Zone. Due to this increased demand, the Company has significantly increased its capacity as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force have led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses. If anticipated increases in seismic activity are realized, management would also expect these expenses to continue to increase as a direct correlation.

      Backlog. Most of the Company's seismic drilling projects are awarded pursuant to a competitive bidding process. Once the Company's bid on a particular project has been accepted and a start date for the project has been scheduled, the Company will include the project in its backlog. As of December 31, 1997, the Company's backlog was $70.0 million, compared to $40.8 million at December 31, 1996. Projects currently included in the Company's backlog are subject to rescheduling or termination without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported and the revenue generated from the backlog. Historically, the Company has not experienced a large volume of project delays or terminations, and those projects that have been delayed or terminated have typically been replaced by unscheduled projects. Nevertheless, delay or termination of a number of large projects in the Company's existing backlog could have a material adverse effect on the Company's revenue, net income and cash flow.

      Seasonality and Weather. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, is generally less in the winter months than in summer months. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. In addition, the Company's operations in the Rocky Mountain area are subject to the seasonal climatic conditions of that area. As a result, the Company's revenue and gross profit during the first quarter of each year are typically less as compared to the other quarters.

RESULTS OF OPERATIONS

      The following discussion provides information related to the results of operations of the Company and OMNI Geophysical. OMNI Geophysical acquired substantially all of the assets and liabilities of OGC in the OGC Acquisition on July 19, 1996. In order to provide comparable historical periods for 1996, management has combined the results of operations of OGC for the 201-day period ended July 19, 1996 with the results of operations of OMNI Geophysical for the 165-day period ended December 31, 1996 (see tables in the following section). The OGC Acquisition was accounted for as a purchase with the assets acquired and liabilities assumed recorded at their estimated fair value. As a result of borrowings incurred to finance the OGC Acquisition and the write up of the fixed assets purchased from OGC to their fair value at the time of the OGC Acquisition, the Company has experienced higher interest, depreciation and amortization expense since July 19, 1996.

      Year Ended December 31, 1997 Compared to the Combined Year Ended December 31, 1996 (OGC 201-day Period Ended July 19, 1996 and OMNI Geophysical 165-day Period Ended December 31, 1996) (In Thousands of Dollars):

                                                        Combined
                                                       Year Ended                       Year Ended
                                                    December 31, 1996                December 31, 1997
                                                    -----------------                -----------------
                                                       (unaudited)
Operating revenue .................................       $20,959                          $49,591
Operating expense .................................        14,928                           36,302
                                                    -----------------                -----------------
Gross profit.......................................         6,031                           13,289
General and administrative expenses................         1,839                            5,122
                                                    -----------------                -----------------
Operating income...................................         4,192                            8,167
Interest expense...................................           588                            1,866
Other income.......................................            26                               37
                                                    -----------------                -----------------
Income before income taxes and
   extraordinary item..............................         3,630                            6,338
Income tax expense.................................           -                                403
                                                    -----------------                -----------------
Income before extraordinary item...................         3,630                            5,935
Extraordinary expense from early
   extinguishment of debt, net of tax..............           -                                 84
                                                    -----------------                -----------------
Net income.........................................      $  3,630                         $  5,851
                                                    =================                =================


      Operating revenues increased 136%, from $21.0 million for the year ended December 31, 1996 to $49.6 million for the year ended December 31, 1997. Internal growth resulting from the increase in industry demand for 3-D seismic data in the Transition Zone accounted for approximately $17.0 million, or 59%, of this increase. In order to meet this demand, the Company added 49 seismic drilling units for use in the Transition Zone during 1997, a 79% increase from the number of such units owned by the Company at the end of 1996. The remaining increase was due to the increase in the Company's operations that resulted from the six acquisitions completed during 1997. These six acquisitions broadened the Company's operations to include helicopter support operations and survey services. In addition, the Company added the Rocky Mountain region as a primary service area. The Company's aviation division contributed approximately $4.4 million in revenues, while the Company's survey and Rocky Mountain seismic drilling divisions generated revenues of $4.0 million and $3.1 million, respectively in 1997. The Company employed 308 employees for both field and administrative operations at December 31, 1996 compared to 602 at December 31, 1997, a 95% increase.

      Operating expenses increased 144%, from $14.9 million in 1996 to $36.3 million in 1997, due to both internal growth of the Company's operations from 1996 to 1997 and the expanded scope of the Company's operations that resulted from the acquisitions described above. Total payroll expense increased 135% in 1997, to $15.5 million from $6.6 million in 1996, due to the significant increase in the size of the Company's workforce. Repairs and maintenance costs were $4.7 million in 1997, a 135% increase over 1996 repairs and maintenance costs of $2.0 million, primarily due to the increase in the number and utilization of the Company's seismic drilling and transportation equipment. Explosives costs increased 185% in 1997, to $3.7 million from $1.3 million in 1996, due to an increase in the number of projects for which the Company provided explosives. Depreciation expense increased $1.3 million, or 130%, from $1.0 million in 1996 to $2.3 million in 1997 due to the increased number of seismic drilling and support equipment units owned by the Company, the stepped-up basis in such units that resulted from the OGC Acquisition and the addition of the aircraft acquired from American Aviation. Contract services increased 180%, or $0.9 million, from $0.5 million in 1996 to $1.4 million in 1997, primarily due to the survey division's need for additional surveyors. Increased operations resulting from increased demand for the Company's services and the acquisitions led to an increase of $0.5 million, or 50%, in supplies expense from $1.0 million in 1996 to $1.5 million in 1997. Rental and lease expense also increased in 1997 to $1.6 million from $0.6 million in 1996. The remaining increase in operating expenses was primarily related to the increase in the size and scope of the Company's operations, including a $0.7 million, or 140%, increase in insurance expense and a $0.8 million, or 100%, increase in fuel expense.

      Gross profit increased $7.3 million, or 122%, from $6.0 million in 1996 to $13.3 million in 1997. Gross margins fell from 29% in 1996 to 27% in 1997. This decline in the Company's margin was primarily due to the rapid expansion of the Company's operations and the addition of new field crews.

      General and administrative expenses increased 183%, or $3.3 million, from $1.8 million in 1996 to $5.1 million in 1997, primarily due to increases in office personnel to support the Company's expanded operations, payroll taxes and insurance expense. These three items increased 145%, from $1.1 million in 1996 to $2.7 million in 1997. Additionally, other components of general and administrative expenses, such as utilities, advertising, office, travel and entertainment, rent and permits, increased 260%, from $0.5 million in 1996 to $1.8 million in 1997. This increase was primarily due to the expansion of the Company's facilities and operations. Professional services and bad debt expense increased 100% from $0.2 million in 1996 to $0.4 million in 1997 due to the increase in the Company's operations. Amortization of loan costs and goodwill expense increased to $0.3 million in 1997 as a result of the acquisitions completed in 1997. General and administrative expenses as a percentage of revenue were 10% and 9% in 1997 and 1996, respectively.

      Interest expense increased $1.3 million, or 217%, from $0.6 million in 1996 to $1.9 million in 1997, due to increased borrowings used to fund the six acquisitions completed during 1997 and the acquisition of additional drilling units, support equipment and helicopters.

      Income tax expense was $0.4 million in 1997. On December 4, 1997, the Company converted from a non-taxable entity to a taxable entity and thus became subject to federal and state income taxation. Prior to this conversion, the Company had been treated as a partnership for income tax purposes and, accordingly, no provision for income taxes had been made. Income tax expense for 1997 is not indicative of future income tax expense as the Company was subject to income taxation for less than one month.

      Combined Year Ended December 31, 1996 (OGC 201-day Period Ended July 19, 1996 and OMNI Geophysical 165-day Period Ended December 31, 1996) Compared to Year Ended December 31, 1995 (In Thousands of Dollars):

                                                                                             Combined
                                                             Year Ended                     Year Ended
                                                          December 31, 1995              December 31, 1996
                                                          -----------------              -----------------
                                                                                             (unaudited)

Operating revenue .....................................         $12,690                       $20,959
Operating expense .....................................           8,704                        14,928
                                                          -----------------              -----------------
Gross profit...........................................           3,986                         6,031
General and administrative expenses....................           1,791                         1,839
                                                          -----------------              -----------------
Operating income.......................................           2,195                         4,192
Interest expense.......................................             148                           588
Other income (expense).................................              (7)                           26
                                                          -----------------              -----------------
Net income.............................................        $  2,040                      $  3,630
                                                          =================              =================

      Operating revenues increased 65%, from $12.7 million in 1995 to $21.0 million in 1996, primarily due to an increase in industry demand for 3-D seismic data in the Transition Zone and to the Company's increased capacity as measured by drilling units, support equipment and employees. The Company had approximately 40 drilling units and 32 support equipment units at December 31, 1995, compared to 57 drilling units and 72 support equipment units at December 31, 1996. The Company employed 172 employees for both field and administrative operations at December 31, 1995, compared to 308 at December 31, 1996, a 79% increase.

      Operating expenses increased 71%, from $8.7 million in 1995 to $14.9 million in 1996, due to the increase in the volume of the Company's operations from 1995 to 1996. Repair and maintenance costs increased 25%, from $1.6 million in 1995 to $2.0 million in 1996, primarily due to the increase in the utilization and number of the Company's seismic drilling and transportation equipment. Total operating labor costs increased 57%, from $4.2 million in 1995 to $6.6 million in 1996, due to the large increase in the number of employees required to meet the increased demand for the Company's services. Explosives costs increased 550%, from $0.2 million in 1995 to $1.3 million in 1996, primarily due to an increase in the number of projects for which the Company provided explosives and a 6% increase in the price of explosives. Fuel costs increased 60%, from $0.5 million in 1995 to $0.8 million in 1996, due to the increased number and usage of the company's drilling and support units. Contract drilling services costs increased 67%, from $0.3 million in 1995 to $0.5 million in 1996, as the Company occasionally had to subcontract for equipment and services, including drilling units and personnel, to meet the increased demand. Equipment rentals increased 200%, from $0.2 million in 1995 to $0.6 million in 1996.

      Gross profit increased 50%, from $4.0 million in 1995 to $6.0 million in 1996; however, gross profit margins fell from 31% in 1995 to 29% in 1996, primarily due to the increase in the number of projects for which the Company provided explosives, as the Company receives lower margins on explosives than it does from its other operations.

      General and administrative expenses remained constant at $1.8 million in both 1995 and 1996. Included in general and administrative expenses for 1995 are $1.2 million of executive bonuses. The Company paid no corresponding bonuses in 1996. Excluding executive bonuses, general and administrative expenses as a percentage of operating revenues were 5% and 9% in 1995 and 1996, respectively. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in office personnel, insurance costs and bad debt expense. Insurance costs increased 100%, from $0.2 million in 1995 to $0.4 million in 1996, due to expanded coverage and increased limits of liability on existing policies. Office personnel costs increased 300%, from $0.2 million in 1995 to $0.8 million in 1996, due to the additional personnel needed to manage the increase in the Company's operations. There was $0.1 million of bad debt expense in 1996 and none in 1995.

      Interest expense increased 500%, from $0.1 million in 1995 to $0.6 million in 1996 due to the additional financing costs associated with the OGC Acquisition and the increase in borrowings used to fund purchases and construction of new drilling units and support equipment. The increased interest expense in 1996 was partially offset by a decrease in the interest rates charged on current and long-term debt. At December 31, 1995, the interest rates on debt ranged from 8.25% to 11%. At December 31, 1996, interest rates on the Company's revolving line of credit, the debt used for the OGC Acquisition and the subordinated debt issued in connection with OGC Acquisition were 9.25%, 9.37% and 8.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had approximately $8.7 million in cash compared to approximately $39,000 at December 31, 1996. The Company had working capital of approximately $11.5 million at December 31, 1997 compared to approximately $1.6 million at December 31, 1996. The increase in working capital was primarily due to increased cash and accounts receivable generated from operations and the cash received from the Initial Public Offering. Cash generated from operations was $4.9 million for the year ended December 31, 1997 compared to $0.6 million for the 165-day period ended December 31, 1996 and $1.5 million for the 201-day period ended July 19, 1996.

      On December 10, 1997, the Company completed the Initial Public Offering, pursuant to which it issued 3,450,000 shares of Common Stock. The Company received net proceeds, after deducting expenses of the Initial Public Offering, including underwriting discounts and commissions, of approximately $34.3 million. The Company used approximately $1.3 million of the net proceeds to fund the cash portions of the respective purchase prices for its acquisitions of American Helicopter and Fournier, both of which were completed in December 1997. The Company used approximately $23.8 million of the remaining net proceeds to repay outstanding indebtedness and approximately $5.7 million to fund capital expenditures during December 1997 and January 1998. The remaining net proceeds, approximately $3.6 million, were used for working capital and general corporate purposes.

      On September 30, 1997, the Company entered into a $10.0 million term loan (the "Distribution Loan") with Hibernia to fund the repurchase of outstanding preferred units of OMNI Geophysical and the initial portion of a distribution to the members of OMNI Geophysical. Prior to December 31, 1997, the Company borrowed an additional $1.0 million under the Distribution Loan to fund the remaining portion of the distribution. This distribution (the "LLC
Distribution") represented all of the undistributed earnings of OMNI Geophysical, on which the members had previously incurred income tax liability. On January 20, 1998, the Company restructured its credit arrangements with Hibernia. Under the restructured facility (the "New Facility"), the Company refinanced the $11.0 million Distribution Loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. The loans under the New Facility bear interest at LIBOR plus an applicable margin (currently 1.5%) which is calculated quarterly and is based on the Company's ratio of average funded debt to earnings before interest, taxes and
depreciation and amortization.   The  applicable  margin  can range  from
1.25% to 2.25%. The New Facility has a final maturity of January 20, 2000, is required to be guaranteed by all of the Company's subsidiaries, requires the Company to maintain certain financial ratios, imposes certain limitations in the Company's ability to pay cash dividends and is collateralized by a mortgage on the Company's land and buildings and by substantially all of the Company's assets not used as collateral for the CIT Loan. As of February 28, 1998, the Company had approximately $10.9 million outstanding under the New Facility.

      In  addition  to  outstanding indebtedness under the New Facility, as  of
February 28, 1998, the Company also had approximately $7.6 million in outstanding indebtedness. The majority of this debt (approximately $6.5 million) is owed pursuant to the CIT Loan, which consists of several asset-based financing loans. Of the principal outstanding under the CIT Loan, approximately $4.9 million bears interest at LIBOR plus 3.75% (the "Variable Rate") and matures on July 19, 2001. Prior to August 19, 1998, the Company may elect to pay interest on this portion of the loan at a fixed rate equal to the interest rate on U.S. Treasury securities of a comparable maturity to the loan at the time of election plus 4.25% (the "Fixed Rate"). The proceeds of this portion of the loan were used to finance a portion of the OGC Acquisition, and the assets acquired serve as collateral for the loan. The remaining portion of this loan was borrowed pursuant to an additional commitment from the lender of up to $4,000,000 or 90% of the cost of the collateral securing amounts advanced under this commitment. As of February 28, 1998, $1.8 million of this commitment had been advanced. Amounts advanced under this commitment bear interest at LIBOR plus 3.0% and are collateralized by various seismic drilling, support equipment and aircraft.

      Remaining indebtedness includes, as of February 28, 1998, (i) $120,000 owed to Delta Surveys, Inc. (8.5% interest rate; March 31, 2000 maturity date),
(ii) $111,000 incurred in connection with the formation of OMNI Geophysical (March 1, 2001 maturity date), (iii) approximately $875,000 owed to finance companies incurred to finance certain of the Company's insurance premiums and
(iv) approximately $12,000 in other miscellaneous indebtedness.

      The Company's capital requirements are primarily for the purchase or fabrication of new seismic drilling equipment and related support equipment, the purchase of helicopters and acquisitions. The Company made capital expenditures of approximately $14.5 million to purchase or construct new assets between July 19, 1996 and December 31, 1996, and made approximately $36.0 million of capital expenditures during the year ended December 31, 1997, including $14.6 million in cash and stock for the acquisition of substantially all of the assets of American Aviation, $0.9 million in cash for the acquisition of Leonard J. Chauvin, Jr., Inc., $0.6 million in cash for the acquisition of substantially all of the assets of OTH, $0.3 million in cash and notes for the acquisition of Delta Surveys, Inc., $0.8 million in cash and stock for the acquisition of Fournier, $3.5 million in cash and stock for the acquisition of American Helicopter, $11.6 million for new equipment and support vehicles and $3.7 for the expansion of its headquarters.

      The Company currently expects to make capital expenditures of approximately $15.1 million in 1998, including $6.0 million for additional helicopters, $6.9 for additional seismic drilling equipment, $1.2 million for support vehicles, $0.3 million for survey equipment and $0.7 million for additional computers and leasehold improvements. As of February 28, 1998, the Company is committed to $8.7 million of the estimated capital expenditures for 1998. The Company has also entered into non-binding letters of intent to acquire three support companies. These acquisitions, which are subject to definitive agreements with the respective sellers, are expected to close during the second quarter of 1998 at an approximate aggregate cost of $3.2 million in cash and stock.

      Management believes that cash generated by operations and the Company's New Facility will be sufficient to meet the company's anticipated capital expenditures for 1998. However, part of the Company's strategy is to acquire companies with operations related or complementary to the Company's current operations. Depending on the size of such future acquisitions, the Company may require additional debt financing, possibly in excess of the limits of the New Facility, or equity financing.

      The Company has evaluated its computer systems for year 2000 compliance and believes its current plans for system upgrades are adequate to address year 2000 issues internally at no significant cost.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue shares of common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The adoption of SFAS 128 in the fourth quarter of 1997 did not have a material effect on the Company's earnings per share as determined under prior accounting rules.

      In June 1997 the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is effective for any fiscal year beginning after December 15, 1997. The Company will adopt the new standard in 1998.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                PAGE


Report of Independent Public Accountants................................... 24
Consolidated Balance Sheets as of December 31, 1996 and 1997............... 25
Consolidated Statements of Income for the Year Ended December 31, 1995,
      the 201-day Period Ended July 19, 1996, the 165-day Period Ended
      December 31, 1996, and the Year Ended December 31, 1997.............. 27
Consolidated  Statements  of  Changes in Equity for the Year Ended
      December 31, 1995, the 201-day Period Ended July 19, 1996, the
      165-day Period Ended December 31, 1996, and for the Year Ended
      December 31, 1997.................................................... 28
Consolidated Statements of Cash Flows for the Year Ended December 31,
      1995, the 201-day Period Ended July 19, 1996, the 165-day Period
      Ended December 31, 1996, and for the Year Ended December 31, 1997.... 29
Notes to Financial Statements.............................................. 31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of OMNI Energy Services Corp.:

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. and subsidiaries (a Louisiana corporation, the "Company"), formerly OMNI Geophysical, L.L.C. and successor to OMNI Geophysical Corporation ("Predecessor") as of December 31, 1997 and 1996, and the related statements of income, cash flows and changes in equity for the year ended December 31, 1997 and the 165-day period ended December 31, 1996. In addition, we have audited the consolidated statements of income, cash flows and changes in equity for the 201-day period ended July 19, 1996 and the year ended December 31, 1995 of Predecessor. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally  accepted  auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, (a) the financial position of OMNI Energy Services Corp. and subsidiaries as of December 31, 1997 and 1996 and the results of its operations and cash flows for the year ended December 31, 1997 and the 165-day period ended December 31, 1996 and (b) the financial position of OMNI Geophysical Corporation and the results of its operations and cash flows for the 201-day period ended July 19, 1996 and for the year ended December 31, 1995, all in conformity with generally accepted accounting principles.


                                                           ARTHUR ANDERSEN LLP



New Orleans, Louisiana,
February 11, 1998

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1997




                                            December 31,         December 31,
  ASSETS                                        1996                 1997
  ------                                    -------------        -------------
                                                   (Thousands of Dollars)
CURRENT ASSETS:
   Cash and cash equivalents                $       39            $    8,723
   Accounts receivable, net                      4,565                11,958
   Parts and supplies inventory                    706                 2,988
   Prepaid expenses and other                      759                 1,965
                                            -------------        -------------
          Total current assets                   6,069                25,634
                                            -------------        -------------
PROPERTY AND EQUIPMENT:
   Land                                             -                    359
   Building and improvements                        32                 3,949
   Drilling, field and support equipment        11,930                22,703
   Shop equipment                                  121                   227
   Aircraft                                        526                 9,266
   Vehicles                                      1,385                 3,448
   Construction in progress                        461                   800
                                            -------------        -------------
                                                14,455                40,752
   Less:  accumulated depreciation                 675                 2,909
                                            -------------        -------------
      Total property and equipment, net         13,780                37,843
                                            -------------        -------------
OTHER ASSETS:
   Goodwill, net                                   218                10,680
   Other                                           319                   756
                                            -------------        -------------
      Total other assets                           537                11,436
                                            -------------        -------------
      Total assets                          $   20,386            $   74,913
                                            =============        =============



    The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1997






                                                      December 31,             December 31,
LIABILITIES AND EQUITY                                    1996                     1997
----------------------                               --------------           -------------
                                                            (Thousands of Dollars)
CURRENT LIABILITIES:
   Current maturities of long-term debt               $     2,500             $     5,713
   Accounts payable                                         1,379                   5,998
   Accrued expenses                                           561                   2,409
   Due to affiliates and shareholders                          29                     ---
                                                     --------------           -------------
      Total current liabilities                             4,469                  14,120
                                                     --------------           -------------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                  8,458                  14,558
   Line of credit                                           2,116                     ---
   Deferred taxes                                             ---                   1,650
                                                     --------------           -------------
      Total long-term liabilities                          10,574                  16,208
                                                     --------------           -------------
EQUITY:
   Preferred units; $1,000 par value; 4,000 units,
      10% participating, issued and outstanding at
      December 31, 1996  (liquidation preference of
      $4.2 million at December 31, 1996)                    4,000                     ---
   Common units, $.01 par value; 101,263 units
      issued and outstanding at December 31, 1996               1                     ---
   Preferred Stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                 ---                     ---
   Common Stock, $.01 par value, 45,000,000
      shares authorized; 15,726,282 issued and
      outstanding                                             ---                     157
   Additional paid-in capital                                 ---                  44,038
   Retained earnings                                        1,342                     390
                                                     --------------           -------------
      Total equity                                          5,343                  44,585
                                                     --------------           -------------
      Total liabilities and equity                    $    20,386             $    74,913
                                                     ==============           =============




            The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
     CONSOLIDATED STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1995, THE 201-DAY PERIOD ENDED JULY 19, 1996, THE 165-DAY PERIOD ENDED DECEMBER 31,
                   1996, AND THE YEAR ENDED DECEMBER 31, 1997


   The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization expense reported in future periods. Accordingly, the accompanying financial statements of Predecessor and Successor presented below are not comparable in all material respects since those financial statements report the financial position, results of operations and cash flows of these two separate entities.



                                                              PREDECESSOR                                SUCCESSOR
                                                  -------------------------------------      ---------------------------------
                                                                            201-Day              165-Day
                                                    Year Ended            Period Ended         Period Ended        Year Ended
                                                   December 31,             July 19,           December 31,       December 31,
                                                       1995                  1996                 1996                1997
                                                  ---------------      ----------------      ----------------    -------------
                                                                                 (Thousands of Dollars)
Operating revenue                                 $     12,690          $    10,017          $    10,942         $   49,591
Operating expense                                        8,704                6,814                8,114             36,302
                                                  ---------------      ----------------      ----------------    -------------
  Gross profit                                           3,986                3,203                2,828             13,289
General and administrative expense                       1,791                  789                1,050              5,122
                                                  ---------------      ----------------      ----------------    -------------
  Operating income                                       2,195                2,414                1,778              8,167
Interest expense                                           148                  151                  437              1,866
Other income (expense)                                      (7)                   6                   20                 37
                                                  ---------------      ----------------      ----------------    -------------
                                                          (155)                (145)                (417)            (1,829)
                                                  ---------------      ----------------      ----------------    -------------
  Income before taxes and extraordinary item             2,040                2,269                1,361              6,338
Income tax expense                                         ---                  ---                  ---                403
                                                  ---------------      ----------------      ----------------    -------------
Income before extraordinary item                         2,040                2,269                1,361              5,935
Extraordinary expense from early
  extinguishment of debt  net of tax                       ---                  ---                  ---                 84
                                                  ---------------      ----------------      ----------------    -------------
     Net income                                   $      2,040           $    2,269                1,361              5,851
                                                  ---------------      ----------------      ----------------    -------------
Preferred dividend requirements                   $        ---           $      ---                 (180)              (391)
                                                  ---------------      ----------------      ----------------    -------------
Income applicable to common shares                $      2,040           $    2,269           $    1,181          $   5,460
Basic earnings per common share:                  ---------------      ----------------      ----------------    -------------
Before extraordinary item                         $      1,020           $     1,135          $      0.11         $    0.47
  Extraordinary item net of tax                            ---                  ---                  ---              (0.01)
                                                  ---------------      ----------------      ----------------    -------------
     Net income                                   $      1,020           $     1,135          $      0.11         $    0.46
                                                  ===============      ================      ================    =============
UNAUDITED PRO FORMA DATA
Income before taxes and extraordinary item,       $      2,040           $     2,269          $     1,361             6,338
reported above
Pro forma interest expense                                 ---                  ---                  ---               (345)
Pro forma provision for income taxes related to
operations
  as a non-taxable corporate entity                       (816)                (908)                 (544)           (2,400)
                                                  ---------------      ----------------      ----------------    -------------
Pro forma net income                              $      1,224           $    1,361           $       817         $   3,593
                                                  ===============      ================      ================    =============
Pro forma net income per common share                                                                                    $     .30
                                                                                                                 =============
Pro forma weighted average common shares                                                                         11,810,016
                                                                                                                 =============



  The accompanying notes are an integral part of these financial statements.

                        OMNI ENERGY SERVICES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEAR ENDED DECEMBER 31,
  1995, THE 201-DAY PERIOD ENDED JULY 19, 1996, THE 165-DAY PERIOD ENDED
        DECEMBER 31, 1996, AND FOR THE YEAR ENDED DECEMBER 31, 1997


     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization expense reported in future periods. Accordingly, the accompanying financial statements of Predecessor and Successor presented below are not comparable in all material respects since those financial statements report the financial position, results of operations and cash flows of these two separate entities.



                                                                                                        Additional
                                   Common Stock         Preferred Units       Common Units         Paid-In       Retained
                                Shares      Amount     Units      Amount    Units     Amount       Capital       Earnings   Total
                                                                            (Thousands of Dollars)
PREDECESSOR:
BALANCE December 31, 1995         2,000    $     6       ---    $    ---     ---    $    ---      $      ---    $ 2,857    $ 2,863
    Add - net income for the
    period ended July 19, 1996      ---        ---       ---         ---     ---         ---             ---    $ 2,269    $ 2,269
    Deduct- distributions to
    shareholders                    ---        ---       ---         ---     ---         ---             ---       (881)      (881)
                                -------    -------    ------    --------  ------    --------      ----------    -------    -------
BALANCE, July 19, 1996            2,000          6       ---         ---     ---         ---             ---      4,245      4,251
SUCCESSOR:
BALANCE, July 19, 1996            2,000          6       ---         ---     ---         ---             ---      4,245      4,251
    Deduct adjustments to
    reflect purchase of
    predecessor                  (2,000)        (6)      ---         ---     ---         ---             ---     (4,245)    (4,251)
    Add - initial capital           ---         ---    4,000       4,000  101,263          1             ---        ---      4,001
          contribution
        - net income                ---         ---      ---         ---     ---         ---             ---      1,360      1,360
    Deduct - distribution to
             members                ---         ---      ---         ---     ---         ---             ---        (18)       (18)
                                -------    --------   ------    --------  --------  --------      ----------    -------    -------
BALANCE, December 31, 1996          ---         ---    4,000       4,000  101,263          1             ---      1,342      5,343
    Add - sale of common            ---         ---      ---         ---    2,000        ---              78        ---         78
          units
        - sale of preferred         ---         ---    1,000       1,000      ---        ---             ---        ---      1,000
          units
        - issuance of common        ---         ---      ---         ---   10,213        ---           6,415        ---      6,415
          units
    Deduct - contribution of
         undistributed
        retained earnings
        from OMNI due to
        change in tax status        ---         ---      ---         ---      ---        ---             302       (302)       ---
        - distributions to
          common unitholders        ---         ---      ---         ---      ---        ---             ---     (5,930)    (5,930)
        - payment of preferred
          dividends                 ---         ---      ---         ---      ---        ---             ---       (571)      (571)
        - retirement of             ---         ---   (5,000)     (5,000)     ---        ---             ---        ---     (5,000)
          preferred units

    Share exchange            12,000,000        120      ---         ---  (113,476)       (1)           (119)       ---        ---
    Add - public offering of   3,450,000         34      ---         ---      ---        ---          34,241        ---     34,275
          shares
        - issuance of common
          shares for
          acquisitions           276,282          3      ---         ---      ---        ---           3,037        ---      3,040
        - deferred
          compensation               ---         ---     ---         ---      ---        ---              84        ---         84
          expense
        - net income for the         ---         ---     ---         ---      ---        ---             ---      5,851      5,851
          year ended
          December 31, 1997
                              ----------   ---------  ------    --------  --------  --------      ----------    -------    -------
BALANCE, December 31, 1997    15,726,282   $     157     ---    $    ---      ---   $    ---      $   44,038    $   390    $44,585
                              ==========   =========  ======    ========  ========  ========      ==========    =======    =======


                  The accompanying notes  are  an  integral  part  of these financial statements.




                            OMNI ENERGY SERVICES CORP.
 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1995,
       THE 201-DAY PERIOD ENDED JULY 19, 1996, THE 165-DAY PERIOD ENDED
         DECEMBER 31, 1996, AND FOR THE YEAR ENDED DECEMBER 31, 1997


     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization expense reported in future periods. Accordingly, the accompanying financial statements of Predecessor and Successor presented below are not comparable in all material respects since those financial statements report the financial position, results of operations and cash flows of these two separate entities.


                                                          Predecessor                    Successor
                                                 ---------------------------   -----------------------------
                                                                   201-Day        165-Day
                                                   Year Ended   Period Ended   Period Ended     Year Ended
                                                   December 31,    July 19,     December 31,    December 31,
                                                      1995           1996           1996           1997
                                                 -------------- ------------   -------------    ------------
                                                                  (Thousands of Dollars)
      CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                               $     2,040   $     2,269    $     1,361     $     5,851
         Adjustments to reconcile net income to
         net cash provided by operating
         activities-
         Depreciation                                     372           275            674           2,259
         Amortization                                     ---           ---             23             252
         Loss on fixed asset disposition                   53             1             17              39
         Deferred compensation                            ---           ---            ---              84
         Provision for bad debts                          ---           ---            110             151
         Deferred taxes                                   ---           ---            ---             179
         Other                                            (24)          ---            ---             ---
      Changes in operating assets and liabilities


         Decrease (increase) in assets-

            Receivables-
               Trade                                     (471)       (1,896)          (341)         (4,340)
               Other                                       (7)           22            ---            (622)
            Due from affiliates                            22           ---            ---             ---
            Inventory                                     (76)         (157)          (302)         (1,710)
            Prepaid expenses                              (53)           93           (639)           (849)
            Other                                         ---            19           (492)           (661)
         Increase (decrease) in liabilities-
            Accounts payable                             (250)          808             77           3,569
            Accrued expenses                              168            66            118             772
            Due to affiliates and
            stockholders/members                            7           (44)           ---             (29)
                                                  -----------   -----------    -----------     -----------
               Net cash provided by operating
               activities                               1,781         1,456            606           4,945
                                                  -----------   -----------    -----------     -----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of assets from Delta Surveys,
         Inc., American Aviation, Inc., and
         O.T.H. Exploration Services, Inc.,
         net of cash received                             ---           ---            ---          (1,280)
         Purchase of assets from OMNI
         Geophysical Corporation,                         ---           ---        (10,948)            ---
         net of cash received
         Purchase of Leonard J. Chauvin, Jr.,
         Inc., American Helicopter Drilling,
         Inc. and Fournier & Associates, Inc.,
         net of cash received                             ---           ---            ---          (1,913)
         Proceeds from disposal of fixed assets            58             4             25             579
         Purchase of fixed assets                      (1,164)       (1,438)        (2,539)        (16,398)
                                                  -----------   -----------    -----------     -----------
               Net cash used in investing
               activities                              (1,164)       (1,434)       (13,462)        (19,012)
                                                  -----------   -----------    -----------     -----------

                          The accompanying notes are an integral part of these financial statements.




                                                          Predecessor                   Successor
                                                                   201-Day        165-Day
                                                   Year Ended   Period Ended   Period Ended     Year Ended
                                                   December 31,    July 19,     December 31,    December 31,
                                                      1995           1996           1996           1997
                                                                  (Thousands of Dollars)
      CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of long-term debt      515            2,771          9,540          27,283
         Principal payments on long-term debt         (366)          (1,135)          (987)        (26,268)
         Net borrowings/(payments) on line of
         credit                                         60           (1,003)           360          (2,116)
         Capital contributions                         ---              ---          4,001           1,078
         Distributions to stockholders/members        (765)            (881)           (19)         (6,501)
         Retirement of preferred units                 ---              ---            ---          (5,000)
         Net proceeds from public offering             ---              ---            ---          34,275
                                                  --------         --------       --------      ----------
               Net cash provided by (used in)
               financing activities                   (556)            (248)        12,895          22,751
                                                  --------         --------       --------      ----------
      NET INCREASE (DECREASE) IN CASH                  119             (226)            39           8,684
      CASH, at beginning of period                     181              300            ---              39
                                                  --------         --------       --------      ----------
      CASH, at end of period                      $    300         $     74       $     39      $    8,723
                                                  ========         ========       ========      ==========
      SUPPLEMENTAL CASH FLOW DISCLOSURES:

      CASH PAID FOR INTEREST                      $    163         $    133       $    443      $    1,771
                                                  ========         ========       ========      ==========
      CASH PAID FOR TAXES                         $    ---         $    ---       $    ---      $      ---
                                                  ========         ========       ========      ==========



          The accompanying  notes  are  an  integral  part  of  these financial statements.






                            OMNI ENERGY SERVICES CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization and Principles of Consolidation

  OMNI Energy Services Corp. (a Louisiana corporation, the "Company") was formed on September 11, 1997 and on December 10, 1997 issued 12,000,000 shares of its common  stock  in  exchange  for all of the outstanding common units  of  OMNI
  Geophysical, L.L.C. ("OMNI") (the  "Share  Exchange").   Options  to  purchase
  118,018  shares  of  the  Company's  common  stock were issued in exchange for options to acquire common units of OMNI.  In December,  1997, after completion of the Share Exchange, the Company publicly offered for sale  3,450,000 shares of common stock.

  OMNI  was  formed  in  1996  as  a Louisiana limited liability company.   OMNI
  acquired substantially all of the  assets  and liabilities of OMNI Geophysical
  Corporation ("Predecessor") on July 19, 1996.   The  acquisition was accounted
  for as a purchase with the assets acquired and liabilities assumed recorded at their estimated fair values.  The purchase price of approximately  $13,300,000 was financed through the sale of preferred units for $4,000,000, the  proceeds from  a  $7,000,000 asset-based loan and a $2,300,000 subordinated note issued
  to Predecessor.   The  allocation  of the purchase price to the estimated fair values of assets acquired and liabilities  assumed  resulted  in  goodwill  of approximately  $219,000  which  is  being amortized over a 25-year period on a
  straight-line   basis.    The  accompanying   financial   statements   include
  Predecessor's results of operations  for  the year ended December 31, 1995 and the 201-day period ended July 19, 1996.

  All material intercompany accounts and transactions have been eliminated in these financial statements. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

  Nature of Business

  The  Company  is  an  oilfield  service  company specializing in providing  an integrated range of onshore seismic drilling,  helicopter  support  and survey services  to  geophysical  companies  operating in logistically difficult  and
  environmentally  sensitive  terrain in the  continental  United  States.   The
  Company's primary market is the marsh, swamp, shallow water and contiguous dry land  areas along the U.S. Gulf  Coast,  where  the  Company  is  the  leading provider of seismic drilling services.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
  Actual results could differ from those estimates.

  Recent Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement of
  Financial Accounting Standards ("SFAS") No. 128, "Earnings  Per  Share," which
  simplifies  the  standards  required  under  existing  accounting  rules   for
  computing earnings per share and replaces the presentation of primary earnings per  share  and fully diluted earnings per share with basic earnings per share
  ("basic EPS")  and  diluted  earnings per share ("diluted EPS"), respectively.
  Basic EPS excludes dilution and  is determined by dividing income available to common stockholders by the weighted  average  number of shares of common stock outstanding during the period.  Diluted EPS reflects  the  potential  dilution that  could  occur if securities and other contracts to issue shares of common stock were exercised  or  converted  into common stock.  The implementation of
  SFAS No. 128 did not have a material effect  on  the  Company's  earnings  per share as determined under prior accounting rules.

  In  June  1997  the FASB issued SFAS No. 131 "Disclosures About Segments of an
  Enterprise and Related  Information,"  which  requires  that a public business enterprise report financial and descriptive information about  its  reportable
  operating  segments.   SFAS  131 is effective for fiscal year beginning  after
  December 15, 1997.  The Company will adopt the new standard in 1998.

  Revenue Recognition

  The Company recognizes revenues  as  services  are rendered.  Revenue from the
  Company's drilling operations is recognized on a  per  hole  basis.   Once the
  Company  has  drilled and loaded a source point, revenue from the drilling  of
  such source point  is  recognized.   Similarly, revenue is recognized from the
  Company's seismic survey operations either  on  a  day rate or per mile basis.
  Under the per mile basis, revenue is recognized when  the  source or receiving point is marked by one of the Company's survey crews.  The Company's aircraft, which are usually chartered for a guaranteed minimum number  of hours per day, generate  revenue  pursuant  to a fixed hourly rate.  Generally,  the  Company invoices its customers twice a month.

  Cash and Cash Equivalents

  The Company considers investments with a maturity of 90 days or less to be cash equivalents. Due to its short-term nature the fair value of cash and cash equivalents approximates its book value.

  Accounts Receivable

  Trade and other receivables are stated at net realizable value. The allowance for uncollectible accounts was approximately $125,000 and $390,000 as of December 31, 1996 and 1997, respectively. The Company grants short-term credit to its customers, primarily geophysical companies.

  Inventories

  Inventories consist of parts and supplies used for drilling equipment and services. All inventories are valued at lower of cost or market.

  Property and Equipment

  Property  and equipment are stated at cost less accumulated depreciation.  The
  Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives and salvage values as follows:

        Asset Classification                    Useful Life       Salvage Value

        Buildings and Improvements                25 years             ---
        Drilling, field and support equipment     10 years              10%
        Shop equipment                            10 years             ---
        Aircraft                                  10-15 years           25%
        Vehicles                                   4-10 years          ---

  Additions  to  property  and equipment and major replacements are capitalized.
  Gains and losses on dispositions,  maintenance, repairs and minor replacements
  are reflected in current operations.   Drilling  equipment which is fabricated
  is comprised of direct and indirect costs incurred  during fabrication.  Costs
  include  materials and labor consumed during fabrication.   Interest  is  also
  capitalized during the fabrication period.

  In March 1995,  the  Financial Accounting Standards Board issued SFAS No. 121,
  "Accounting for Impairment  of  Long-Lived Assets and for Long-Lived Assets to
  be Disposed Of."  This statement  requires  that long-lived assets be reviewed for impairment whenever events or changes in  circumstances  indicate that the carrying  value of an asset may not be realizable.  The Company  adopted  SFAS
  No. 121 effective  January  1,  1996.   The adoption of this statement did not
  have an effect on the Company's consolidated financial statements.

  Subsequent to December 31, 1997, the Company decided to sell its fixed wing aircraft which had a net carrying value at December 31, 1997 of approximately
  $2.4 million. The anticipated gain or loss from the sale of these assets is not expected to be material.

  Goodwill

  Goodwill  represents the excess of the purchase price of acquisitions over the fair value  of the net assets acquired.  Such excess costs are being amortized on a straight-line  basis  over a twenty-five year period.  As of December 31,
  1996 and 1997, accumulated goodwill  amortization totaled approximately $4,000
  and   $183,000,   respectively.   The  Company   periodically   assesses   the
  recoverability  of  the   unamortized   balance   based   on  expected  future
  profitability and undiscounted future cash flows of the acquisitions and their contribution to the overall operation of the Company.

  Income Taxes

  Prior to December 4, 1997, OMNI was treated as a partnership for income tax purposes and income taxes were the responsibility of the individual members.
  Accordingly, no provision for income taxes had been made in the accompanying financial statements.

  As discussed in Note 1, on December 4, 1997 the members of OMNI exchanged all of their common units in OMNI for 12,000,000 shares of common stock of the Company. The Share Exchange was accounted for as a reorganization whereby the assets and liabilities transferred were accounted for at their historical cost in a manner similar to that in a pooling-of-interest. As a result, the Company has provided for income taxes in the fourth quarter of 1997.

  Unaudited Pro Forma Data

  Additional interest expense is recorded as a pro forma adjustment to reflect the incurrence of indebtedness to finance the LLC Distribution as if such event had occurred on January 1, 1997.

  The pro forma provision for income taxes is the result of the application of a combined federal and state income tax rate (40%) to income before income taxes and extraordinary item.

  2.  EARNINGS PER SHARE

  Pro forma basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. All income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128.
  The following table sets forth the computation of basic and diluted income from continuing operations per share (dollars and shares in thousands):



                                                           Predecessor                         Successor
                                                   -----------------------------     ------------------------------
                                                                       201-day       165-day
                                                    Year Ended      Period Ended     Period Ended       Year Ended
                                                   December 31,        July 19,      December 31,       December 31,
                                                       1995              1996           1996                1997
                                                   ------------     ------------     -------------      -----------
              Income before extraordinary item     $    2,040       $    2,269       $     1,361        $    5,935
              Less:  Preferred dividend
                     requirements                          --               --              (180)             (391)
                                                   ----------       ----------       -----------        ----------
              Income available to common
              stockholders                         $    2,040       $    2,269       $     1,181        $    5,544
                                                   ==========       ==========       ===========        ==========
              Shares:
                Weighted average number of common
                shares outstanding                          2                2            10,708            11,732
                Options                                    --               --                --                77
                                                   ----------       ----------       -----------        ----------
                Weighted average number of common
                shares outstanding, plus assumed
                conversion                                  2                2            10,708            11,810
                                                   ==========       ==========       ===========        ==========


              Basic earnings per share             $    1,020       $    1,135       $      0.11        $     0.47
                                                   ==========       ==========       ===========        ==========
              Diluted earnings per share           $    1,020       $    1,135       $      0.11        $     0.47
                                                   ==========       ==========       ===========        ==========


            The weighted average number of shares of common stock for the Successor period in the table above give effect to the Share Exchange discussed in Note 1.


  3. LONG-TERM DEBT:

  Long-term debt consists of the following (dollars in thousands):

                                                                                     December 31,
                                                                                 --------------------
                                                                                 1996            1997
                                                                             -----------     ----------
              Notes payable to a finance company, variable interest rate    $     1,341     $      ---
                 with monthly principal and interest payments of $83;
                 maturing December 2001 to May 2002; secured by various
                 property and equipment

              Notes payable to a finance company, variable interest rate          6,417          6,659
                 with $4,895 at LIBOR plus 3.75%.  Remaining portion at
                 LIBOR plus 3.0% interest rates ranging from 8.6% to 9.4%
                 at December 31, 1997 with maturity dates ranging from
                 July 2001 to November 2002, secured by various property
                 and equipment

              Notes payable to finance companies, interest payable at               544            516
                 7.91% with varying maturities to December 1999, to
                 finance insurance premiums

              Note payable to an individual, monthly payments of $3                 150            117
                 through April 1, 2001

              Subordinated promissory note payable to shareholder,                2,057            ---
                 quarterly principal payments beginning in March 1997 of
                 $75; unsecured; due June 2001

              Notes payable to various banks, interest rates at 9%, due on          449            ---
                 demand and, if no demand is made, maturing from September
                 1997 to June 2001, collateralized by vehicles and
                 equipment

              Note payable to a company; annual payments of $40 through             ---            120
                 March 2000

              Note payable to a bank with interest payable at LIBOR plus            ---         10,902
                 1.00% (6.77% at December 31, 1997) maturing January 2000

              Construction loan to a bank with interest payable at the              ---          1,937
                 lesser of Citibank prime plus 0.75% or LIBOR plus 3.75%
                 (8.5% at December 31, 1997) collateralized by buildings.
                 Loan was repaid in January, 1998.

              Various notes payable                                                 ---             20
                                                                            -----------     ----------
                     Total                                                       10,958         20,271

              Less:  Current maturities                                           2,500          5,713
                                                                            -----------     ----------
              Long-term debt less current maturities                        $     8,458     $   14,558
                                                                            ===========     ==========

  Annual maturities of long-term debt during each of the following years ended December 31, are as follows (in thousands):

                                 1998            $  5,713
                                 1999               4,240
                                 2000               8,910
                                 2001               1,070
                                 2002                 338
                                                 --------
                                                  $20,271
                                                 ========

  The estimated fair value of long-term debt, based on borrowing rates currently available to the Company for notes with similar terms and average maturities, approximated the carrying value as of December 31, 1997 and 1996.

  There was no interest capitalized for the year ended December 31, 1995, or in the 201-day period ended July 19, 1996. During the 165-day period ended December 31, 1996 and the year ended December 31, 1997, interest in the amount of approximately $44,000 and $217,000, respectively, was capitalized to property, plant and equipment.

  In connection with the Company's initial public offering, during 1997 approximately $23.8 million in debt was retired, resulting in an extraordinary loss of $84,000, net of tax effects of approximately $42,000.

  The Company restructured its credit facility with a bank in January, 1998. Under the new facility the Company refinanced approximately $11.0 million of its note payable, obtained a $9.0 million line of credit for acquisitions and increased its revolving loan for working capital requirements from $8.0 million (discussed in note 4 below) to $10.0 million.


  4.    LINE OF CREDIT:

  The Company had outstanding a revolving line of credit agreement with a bank. Availability under the agreement is the lower of $8.0 million or 80% of eligible accounts receivable. The line bore interest at prime plus 0.5% (9.0% at December 31, 1997) and matured on November 1, 1998. The weighted-average interest rate on the line was 9.3% and 9.2% for the 165-day period ended December 31, 1996 and 1997, respectively. The line was collateralized by accounts receivable and certain equipment of the Company. OMNI had $2.1 million outstanding on its line at December 31, 1996. There was no balance outstanding at December 31, 1997.

  5.    RELATED PARTY TRANSACTIONS:

  During the 165-day period ended December 31, 1996, OMNI purchased a Bell 206B-III helicopter from American Aviation Incorporated, an entity affiliated through common ownership, for $526,000.

  6.    CUSTOMER CONCENTRATION:

  Substantially all of the Company's revenues are derived from companies in the geophysical industry. During the 165-day period ended December 31, 1996, four customers accounted for approximately 67% (24%, 21%, 11% and 11%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1996, are amounts owed from one of these customers totaling approximately $1.1 million, which was approximately 23% of total accounts receivable.

  During the year ended December 31, 1997, two customers accounted for approximately 40% (25% and 15%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1997, are amounts owed from these customers totaling approximately 28% (16% and 12%, respectively) of total accounts receivable.

  7.    COMMITMENTS AND CONTINGENCIES:

  In connection with the acquisition of the assets  of  Predecessor discussed in
  Note 1, OMNI also entered into a five-year lease agreement with Predecessor to lease the main office facility. The monthly lease payment under the agreement is $5,000 through July 2001. The agreement also allows the Company to renew the lease for two additional five-year periods.

  Total rental expense was $255,000, $248,000, $425,000 and $1,921,000  for  the
  year ended December 31, 1995, the 201-day period ended July 19, 1996, the 165-day period ended December 31, 1996 and the year ended December 31, 1997.

  The Company carries workers compensation insurance coverage with a deductible amount of $200,000 per incident for claims incurred in 1996. This deductible was raised to $250,000 in 1997. Management of the Company is not aware of any significant workers compensation claim or an incurred but not reportable claim as of December 31, 1997.

  8.    PREFERRED UNITS:

  In connection  with  OMNI's  acquisition of Predecessor on July 19, 1996 (Note
  1), OMNI issued 4,000 10%, cumulative participating preferred units in the 165-day period ended December 31, 1996 and on February 19, 1997, 1,000 15%, cumulative participating preferred units. OMNI paid dividends of approximately $180,000 on its 10% cumulative participating preferred units in early 1997. On September 30, 1997, OMNI redeemed the outstanding preferred units at a redemption price of $1,000 per unit and paid the holders of the preferred units cumulative unpaid dividends totaling approximately $391,000.

  9.    STOCK OPTIONS:

  In April and June 1997, OMNI issued options to purchase 516 and 600 common units, respectively, (equivalent to 54,567 and 63,451 shares, respectively of Common Stock calculated on the pro forma share basis described in Note 1). The exercise price for these options is $2.28 per share (on the pro forma share basis described in Note 1) and expire if unexercised after ten years. The Company will recognize pro rata over the three-year vesting period approximately $432,000 of compensation expense related to these options. The deferred compensation to be recognized by the Company is based on the estimated fair value of the Company's common units on the date of the issuance. Compensation expense related to the options totaled $84,000 for the year ended December 31, 1997.

  In September 1997, the Company adopted and its sole shareholder approved the Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to its key employees, officers, directors who are employees of the Company, and consultants and advisors to the Company and non-employee directors ("Eligible Persons"). Under the incentive plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period under the Plan and generally expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the date of grant. A total of 1,500,000 shares of common stock were authorized under the Incentive Plan in 1997. Of the 1,500,000 authorized, 439,455 remain available for issuance under the plan at December 31, 1997.

  The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," do not affect the Company's reported results of operations. Pro forma disclosures as if the Company had adopted the provisions of SFAS No. 123 are presented below.

  Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:


                                             Year ended December 31, 1997
                                             ----------------------------
                                             As Reported       Pro Forma
                                             ------------     -----------
                                               (Dollars in thousands
                                              except per share amounts)

             Net Income                     $      5,851      $     5,510

             Basic earnings per share       $       0.47      $      0.44

             Diluted earnings per share     $       0.47      $      0.43


  A summary of the Company's stock options as of December 31, 1997 and changes during the year ended is presented below:


                                            Weighted     Incentive    Other
                                            Average         Plan     Options
                                         Exercise Price   Options
                                         --------------  ---------   -------



           Balance at January 1, 1997     $       --     $       --   $      --
                 Granted                       10.10      1,060,545     118,018
                                          ----------     ----------   ---------
           Balance at December 31, 1997   $    10.10     $1,060,545   $ 118,018
                                          ==========     ==========   =========


  As of December 31, 1997, there were no options exercisable.

  The weighted average fair value at date of grant for options granted during 1997 was $4.26 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 40%; (c) risk-free interest rate of 6.07%; and (d) expected life from 3 to
  6.5 years.

  The following table summarizes information about stock options outstanding as of December 31, 1997:


                                               Options                                   Options
                                             Outstanding                                Exercisable
                           -----------------------------------------------       ----------------------------
      Exercise Prices         Number           Wgtd. Avg.        Wgtd. Avg.         Number         Wgtd. Avg.
                           Outstanding         Remaining          Exercise       Exercisable        Exercise
                                               Contr. Life          Price                             Price
                           -----------         -----------       ----------      -----------       ----------
    $  2.28                   118,018             9.42            $  2.28               --          $  2.28

    $ 11.00                 1,026,000             9.57            $ 11.00               --          $ 11.00
                           ----------                                            -----------

                            1,144,018                                                   --
                           ==========                                            ===========

  The Company has entered into employment agreements with its key executive officers which include respective base salaries and terms of employment.

  The Company also issued 34,545 options to non-employees in 1997. These options, which were issued under the Plan, have an exercise price of $11 per share and expire from two to ten years from the date of grant.

  10.   INCOME TAXES:

  The components of deferred tax assets and liabilities as of December 31,  1997 are as follows (dollars in thousands):


             Deferred Tax Assets:

                   Allowance for doubtful        $    137
                   accounts
                   Insurance reserves                  75
                                                  -------
                         Total deferred tax           212
                         assets

             Deferred Tax Liabilities:

                   Property and equipment           1,634
                   Goodwill                            16
                                                  -------
                         Total deferred tax         1,650
                         liabilities              -------

             Net deferred tax liabilities        $  1,438
                                                  =======


  The provision for income taxes for the three years ended December 31, 1997 consisted of the following (dollars in thousands):


                                                        1997
                                                       -----

                      Current expense               $    338
                      Deferred expense                    (8)
                      Adjustment to deferred taxes
                      due to change in tax status         73
                      Tax expense before              ------
                      extraordinary item                 403
                      Allocated to extraordinary
                      item                               (42)
                                                      ------
                      Total                         $    361
                                                      ======


  The reconciliation of Federal statutory and effective income tax rates for the year ended December 31, 1997 is shown below:


                                                        1997
                                                      ------

                      Statutory federal rate             34%
                      Income not subject to             (27%)
                      corporate tax
                      Other, net                         (1%)
                                                      ------
                      Total                               6%
                                                      ======

  11.   ACQUISITIONS:

  On March 25, 1997, OMNI acquired the assets and assumed certain liabilities of
  Delta  Surveys,  Inc., a surveying  business,  for  $180,000  in  cash  and  a
  $120,000, 8.5%, three  year  promissory  note.  This acquisition was accounted
  for using the purchase method of accounting.   The  excess  of  cost  over the
  estimated  fair  value of the net assets resulted in goodwill of approximately
  $172,000.

  Effective July 1,  1997,  OMNI  acquired  substantially  all of the assets and liabilities of American Aviation Incorporated ("American Aviation"), a company
  that  operated  aircraft  for various seismic drilling support  services.   In
  consideration for the acquisition  of substantially all the assets of American
  Aviation,  OMNI  issued  to American Aviation  10,213  common  units  of  OMNI
  (equivalent to 1,080,017 shares of Common Stock), valued at approximately $6.4 million, and a $1.0 million  promissory  note  bearing  interest at 8.5%, paid
  $500,000 cash and assumed approximately $6.7 million in debt.  The excess cost over  the  estimated  fair  value  of  the  net assets result in  goodwill  of approximately $7.2 million.

  Effective  July 1,  1997,  OMNI  acquired  Leonard J.   Chauvin,   Jr.,   Inc.
  ("Chauvin"),  a  surveying  company, for $788,000 cash and up to an additional
  $100,000 based on the future earnings of Chauvin through August 31, 1999.  The excess cost over the estimated  fair value of the net assets acquired resulted in goodwill of approximately $650,000.

  Effective September 1, 1997, OMNI acquired substantially all the assets O.T.H.
  Exploration Services, Inc., a seismic rock drilling company, headquartered in the Rocky Mountain region. The aggregate purchase price was $600,000 cash, which approximated the fair value of the net assets acquired.

  Effective  October 1, 1997, the Company acquired American Helicopter  Drilling
  Inc. ("American  Helicopter")  for  $1,050,000  in  cash and 227,272 shares of common stock valued at approximately $2,500,000 at the initial offering price.
  The  excess  cost  over the estimated fair value of the  net  assets  acquired
  resulted in goodwill  of  approximately  $1,971,000.   American Helicopter was
  engaged in seismic drilling services in the Rocky Mountain  area  and  in  the fabrication,  export and servicing of heli-portable and other seismic drilling units.

  Effective  October 1,   1997,  the  Company  acquired  Fournier  &  Associates
  ("Fournier") for $211,000  in cash and 49,010 shares of common stock valued at approximately $539,000 at the  initial  offering  price.  The excess cost over the estimated fair value of the net assets acquired  resulted  in  goodwill of approximately $625,000.  Fournier was a seismic survey company operating  four crews in the Transition Zone and adjacent areas.

  The operating results of each of the acquired companies have been included in consolidated statements of income from the effective dates of acquisition.

  The   following  summarized  unaudited  income  statement  data  reflects  the
  Company's  results  of  operations  as  if  the American Aviation and American
  Helicopter transactions had taken place on July 20, 1996:


                                          Unaudited Pro-forma Results
                                             (Dollars in Thousands)
                                          -----------------------------
                                          165-day Period
                                              Ended          Year Ended
                                           December 31,     December 31,
                                               1996             1997
                                          -------------    --------------
             Gross revenue               $       15,613   $        54,747
                                         ==============   ===============
             Income before
             extraordinary item          $        1,055   $         5,005
                                         ==============   ===============
             Net income                  $        1,055   $         4,921
                                         ==============   ===============
             Basic earnings per share    $         0.08   $          0.39
                                         ==============   ===============

  The pro forma effect of the acquisitions other than of American Aviation and American Helicopter were not material.

  Item  9.Changes  in  and  Disagreements  With  Accountants on  Accounting  and
          Financial Disclosure

          None.

                                               PART III

  Item 10.     Directors and Executive Officers of the Registrant

         Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

  Item 11.     Executive Compensation

         Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy
  Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

  Item 12.     Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

  Item 13.     Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy
  Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

  Item. 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)The following financial statements, schedules and exhibits are filed as part of this Report:

         (1)   Financial Statements.  Reference is made to Item 8 hereof.

         (2)   Financial Statement Schedules:   None.

         (3) Exhibits. See Index to Exhibits on page E-1. The Company will furnish to any eligible shareholder, upon written request of such shareholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

      (b)Reports on form 8-K:  None


                                       SIGNATURES

        Pursuant to the requirements of  Section  13  or 15(d) of the Securities
  Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMNI ENERGY SERVICES CORP.
                                                       (Registrant)



                                                By: /s/ David A. Jeansonne
                                                        David A. Jeansonne
                                                    Chairman of the Board and
                                                     Chief Executive Officer

            Date:  March 27, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                         Title                         Date


/s/ David A. Jeansonne    Chairman of the Board and Chief      March 27, 1998
    David A. Jeansonne      Executive Officer
                            (Principal Executive Officer
/s/ Roger E. Thomas      President and Director                March 27, 1998
    Roger E. Thomas


/s/ Allen R. Woodard     Vice President-Marketing; Business    March 27, 1998
    Allen R. Woodard       Development and Director


/s/ David E. Crays      Vice President-Finance and Chief       March 27, 1998
    David E. Crays        Financial Officer and Director
                       (Principal Financial and Accounting
                                    Officer)

/s/ Steven T. Stull        Director                            March 27, 1998
    Steven T. Stull

/s/ Crichton W. Brown      Directo                             March 27, 1998
    Crichton W. Brown


/s/ William W. Rucks, IV   Director                            March 27, 1998
    William W. Rucks, IV




                           OMNI ENERGY SERVICES CORP.

                                 EXHIBIT INDEX

    EXHIBIT                                                        SEQUENTIALLY
    NUMBER                                                         NUMBERED PAGE

     2.1       Exchange  Agreement  between   the   members  of  OMNI
               Geophysical,  L.L.C.  and  OMNI Energy Services  Corp.
               (the "Company")

     2.2       Asset  Purchase  Agreement between  OMNI  Geophysical,
               L.L.C. and OMNI Geophysical Corporation dated as of July 19, 1996.*

     2.3       Exchange  Agreement  by  and  among  American Aviation
               Incorporated,  American  Aviation  L.L.C.   and   OMNI
               Geophysical, L.L.C., dated as of July 1, 1997.*

     3.1       Amended  and Restated Articles of Incorporation of the
               Company*

     3.2       Bylaws of the Company, as amended*

     4.1       See  Exhibits  3.1  and  3.2  for  provisions  of  the
               Company's   Articles   of  Incorporation  and  By-laws
               defining the rights of holders of Common Stock.

     4.2       Specimen Common Stock Certificate*

     10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers*+

     10.2      The Company's Stock Incentive Plan*+

     10.3      Form of Stock Option Agreements  under  the  Company's
               Stock Incentive Plan*+

     10.4      Amended  and  Restated  Employment and Non-Competition
               Agreement between OMNI Geophysical,  L.L.C.  and David
               Jeansonne*+

     10.5      Amended  and  Restated  Employment and Non-Competition
               Agreement between OMNI Geophysical,  L.L.C.  and Roger
               E. Thomas*+

     10.6      Amended  and  Restated  Employment and Non-Competition
               Agreement between OMNI Geophysical,  L.L.C.  and Allen
               R. Woodard*+

     10.7      Employment and Non-Competition Agreement between  OMNI
               Geophysical, L.L.C. and Richard Patrick Morris*+

     10.8      Amended  and  Restated  Employment and Non-Competition
               Agreement between OMNI Geophysical,  L.L.C.  and David
               E. Crays*+

     10.9      Confidentiality and Non-Competition Agreement  between
               OMNI   Geophysical,   L.L.C.   and   OMNI  Geophysical
               Corporation, David Jeansonne, Max Brian  Hoyt,  Ted W.
               Hoyt, and Wilbur Sam Hoyt*+

     10.10     Confidentiality  and  Non-Competition Agreement between OMNI
               Geophysical,  L.L.C.  and   American   Aviation  L.L.C.  and
               American Aviation Incorporated, David Jeansonne, and Richard
               Patrick Morris*+

     10.11     Option Agreement between OMNI Geophysical,  L.L.C. and David
               E. Crays*+

     10.12 Option Agreement between the Company and Roger E. Thomas dated as of September 25, 1997.*+

     10.13 Option Agreement between the Company and Allen P. Woodard dated as of September 25, 1997.*+

     10.14     Intangible  Asset Purchase Agreement by and  among  American
               Aviation Incorporated,  American  Aviation  L.L.C.  and OMNI
               Geophysical, L.L.C., dated as of July 1, 1997.*

     10.15     Amended and Restated Loan Agreement, dated as of January 20,
               1998,  by  and  among the Company, American Aviation L.L.C.,
               OMNI Marine & Supply, Inc. and Hibernia National Bank.

      21.1     Subsidiaries of the Company

      27.1     Financial Data Schedule



  * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).

  +     Management Contract or Compensation Plan or Arrangement.


