Form 10-Q
period 1998-03-31
OMNI ENERGY SERVICES CORP
filed 1998-05-15
CIK 1046212

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                      FORM 10-Q



         * Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Quarterly period ended March 31, 1998

                                          or

              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period   to


                            COMMISSION FILE NUMBER 0-23383


                             OMNI ENERGY SERVICES CORP.
                (Exact name of registrant as specified in its charter)




                  LOUISIANA                                   72-1395273
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                     Identification No.)





   4500 N.E. EVANGELINE THRUWAY
        CARENCRO, LOUISIANA
(Address of principal executive offices)                        70520
                                                             (Zip Code)


     Registrant's telephone number, including area code:   (318) 896-6664


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   *    No

      As of May 13, 1998 there were 15,789,867 shares of the Registrant's common stock, $0.01 par value per share outstanding.

                               TABLE OF CONTENTS


Part I - Financial Information
      Item 1 - Financial Statements
            Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
            December 31, 1997..............................................  1
            Consolidated Statements of Income for the three months ended March
            31, 1998 and 1997 (unaudited)..................................  3
            Consolidated Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997 (unaudited)............................  4
            Notes to Financial Statements..................................  5

      Item 2 - Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................  7

      Item 3 - Quantitative and Qualitative Disclosures About Market
      Risk................................................................. 10

Part II - Other Information
      Item 6 - Exhibits and Reports on Form 8-K............................ 10

Signatures................................................................. S-1

Exhibit Index.............................................................. E-1

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                           (Thousands of dollars)

ASSETS                                       March 31,          December 31,
                                               1998                 1997
                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                $ 2,283              $ 8,723
   Accounts receivable, net                  16,979               11,958
   Parts and supplies inventory               4,652                2,988
   Data held for sale                         1,320                   0
   Deferred tax asset                           212                  212
   Prepaid expenses and other                 2,276                1,753
      Total current assets                   27,722               25,634

PROPERTY AND EQUIPMENT:
   Land                                         359                  359
   Building and improvements                  4,459                3,949
   Drilling, field and support equipment     23,572               21,940
   Shop equipment                               465                  408
   Office equipment                             610                  582
   Aircraft                                   8,455                9,266
   Vehicles                                   3,764                3,448
   Construction in progress                     711                  800
                                             42,395               40,752
   Less:  accumulated depreciation            3,728                2,909
      Total property and equipment           38,667               37,843

OTHER ASSETS:
   Goodwill, net                             10,669               10,680
   Other                                      1,062                  756
      Total other assets                     11,731               11,436
      Total assets                       $   78,120           $   74,913



            The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                           (Thousands of dollars)


LIABILITIES AND EQUITY                                 March 31,          December 31,
                                                         1998                1997
                                                      (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt               $ 4,687             $ 5,713
   Accounts payable                                     4,896               5,998
   Accrued expenses                                     2,965               1,772
   Unearned revenue                                        51                 637
      Total current liabilities                        12,599              14,120
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities             13,529              14,558
   Line of credit                                       3,876                 0
   Deferred taxes                                       1,650               1,650
      Total long-term liabilities                      19,055              16,208
EQUITY:
   Common Stock, $.01 par value, 45,000,000               157                 157
      shares authorized; 15,726,282 issued and
      outstanding
   Additional paid-in capital                          44,074              44,038
   Retained earnings                                    2,235                 390
      Total equity                                     46,466              44,585
      Total liabilities and equity                   $ 78,120            $ 74,913



            The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               (Thousands of dollars, except per share amounts)


                                                      SUCCESSOR            PREDECESSOR
                                                     (Unaudited)           (Unaudited)
                                                    Three Months           Three Months
                                                        Ended                  Ended
                                                      March 31,              March 31,
                                                        1998                   1997
Operating revenue                                    $   18,329             $   5,420
Operating expenses                                       12,728                 4,328
   Gross profit                                           5,601                 1,092
General and administrative expenses                       2,272                   731
   Operating income                                       3,329                   361
Interest expense                                            307                   278
Other income (expense)                                       53                     5
                                                          (254)                  (273)
   Income before taxes                                    3,075                    88
Income tax expense(a)                                     1,230                    35
Net income                                           $    1,845              $     53

Weighted average shares outstanding(b):
   Basic                                                 15,726                10,709
   Dilutive                                              15,789                10,709

Net income per share(b):
   Basic                                             $     0.12             $    0.01
   Dilutive(c)                                       $     0.12             $   (0.01)




(a)At March 31, 1997 the Company was exempt from income tax, and thus the historical financial statements reflect no provision for income taxes. The pro forma adjustment reflects a provision for income taxes at a combined 40% federal and state income tax rate.

(b)Pro forma common shares at March 31, 1997 reflect the exchange of interests in the Company's predecessor, OMNI Geophysical, L.L.C., pursuant to which holders of such interests exchanged 101,263 common units of OMNI Geophysical, L.L.C. for 10,708,562 shares of the Company's common stock.

(c)Gives effect to the payment of dividends on the outstanding preferred units of OMNI Geophysical, L.L.C. of approximately $117,000 for the three month period ended March 31, 1997.






  The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (Thousands of dollars)

                                                      SUCCESSOR            PREDECESSOR
                                                     (Unaudited)           (Unaudited)
                                                      Three Months           Three Months
                                                        Ended                  Ended
                                                       March 31,              March 31,
                                                          1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $ 1,845               $  88
   Adjustments to reconcile net income to net cash
   provided by (used in)operating activities-
   Depreciation                                             933                 393
   Amortization                                             141                  16
   Loss on fixed asset disposition                           21                   0
   Deferred compensation                                     36                   0
   Provision for bad debts                                  150                   0
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
      Receivables-
         Trade                                           (3,242)                132
         Other                                              648                 (57)
      Inventory                                          (1,664)               (312)
      Prepaid expenses                                       29                 147
      Data held for sale                                 (1,320)                  0
      Other                                                (436)               (203)
   Increase (decrease) in liabilities-
      Accounts payable                                   (1,102)              1,284
      Accrued expenses                                    1,020                 350
      Unearned revenue                                     (586)                  0
      Due to affiliates and stockholders/members              0                   5
        Net cash provided by (used in) operating
         activities                                      (3,527)              1,843
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of fixed assets                   354                   0
   Purchase of fixed assets                              (4,709)             (3,179)
         Net cash used in investing activities           (4,355)             (3,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                 223               1,451
   Principal payments on long-term debt                  (2,657)               (632)
   Net borrowings/(payments) on line of credit            3,876                (188)
   Capital contributions                                      0               1,000
   Distributions to members                                   0                (321)
         Net cash provided by financing
            activities                                    1,442               1,310
NET DECREASE IN CASH                                     (6,440)                (26)
CASH, at beginning of period                              8,723                  39
CASH, at end of period                                  $ 2,283              $   13
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                                  $   233              $  237
CASH PAID FOR TAXES                                     $     0              $    0

  The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, OMNI Energy Services Corp. (the "Company" or the
"Successor") believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Information with respect to the three months ended March 31, 1997, reflects the results of operations of OMNI Geophysical, L.L.C., the Company's Predecessor (the "Predecessor").

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

SEASONALITY AND WEATHER RISKS

The  Company's  operations  are  subject  to  seasonal  variations  in  weather conditions and daylight hours. Since the Company's activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, the Company's revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which simplifies the standards required under existing accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"), respectively. Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue shares of common stock were exercised or converted into common stock.

NOTE 3.  LONG-TERM DEBT

On January 20, 1998, the Company restructured its credit arrangements with Hibernia National Bank. Under the restructured facility (the "New Facility"), the Company refinanced an $11.0 million loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. As of March 31, 1998, the Company had approximately $14.8 million outstanding under the New Facility. The New Facility has a final maturity of January 20, 2000, and bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (7.125% at March 31, 1998).

NOTE 4.  SALE OF FIXED WING DIVISION

On March 31, 1998,  the  Company sold the assets of its fixed wing division for
approximately $2.9 million.   This transaction had no significant impact on the
Company's quarterly operating results.

NOTE 5.  SUBSEQUENT EVENTS

Effective April 1, 1998, the Company acquired Eagle Surveys International, Inc., a seismic survey support company, headquartered in Houston, Texas. The aggregate purchase price was $1.8 million consisting of 1.1 million in cash and 53,039 shares of common stock.

Effective April 20, 1998, the Company acquired the assets of Coastal Turbines, Inc., a helicopter support company, based in Lafayette, Louisiana. The aggregate purchase price was approximately $1.2 million consisting of 1.1 million in cash and 4,546 shares of common stock.

Effective  May  1,  1998,  the  Company acquired Hamilton Drill Tech,  Inc.,  a
specialty drilling support company,  headquartered  in  Canada.   The  purchase
price was approximately $0.9 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

      Within  the  last  decade,  improvements   in   drilling  and  production
techniques and the acceptance of 3-D imaging as an exploration tool have resulted in significantly increased seismic activity throughout the Transition Zone (the marsh, swamp, shallow water and contiguous dryland areas along the U.S. Gulf Coast). Due to this increased demand, the Company has significantly increased its capacity as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force have led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses. If anticipated increases in seismic activity are realized, management would also expect these expenses to continue to increase as a direct correlation.

      Backlog. Most of the Company's seismic drilling projects are awarded pursuant to a competitive bidding process. Once the Company's bid on a particular project has been accepted and a start date for the project has been scheduled, the Company will include the project in its backlog. As of March 31, 1998, the Company's backlog was $76.0 million, compared to $70.0 million at December 31, 1997. Projects currently included in the Company's backlog are subject to rescheduling or termination without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported and the revenue generated from the backlog. Historically, the Company has not experienced a large volume of project delays or terminations, and those projects that have been delayed or terminated have typically been replaced by unscheduled projects. Nevertheless, delay or termination of a number of large projects in the Company's existing backlog could have a material adverse effect on the Company's revenue, net income and cash flow.

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




RESULTS OF OPERATIONS

                                                      QUARTER ENDED                    QUARTER ENDED
                                                      March 31, 1998                   March 31, 1997
                                                       (unaudited)                       (unaudited)
Operating revenue                                        $18,329                           $5,420
Operating expense                                         12,728                            4,328
Gross profit                                               5,601                            1,092
General and administrative expenses                        2,272                              731
Operating income                                           3,329                              361
Interest expense                                             307                              278
Other income                                                  53                                5
Income before taxes                                        3,075                               88
Income tax expense                                         1,230                                0
Net income                                              $  1,845                            $  88

      Operating revenues increased 239%, from $5.4 million for the three month period ended March 31, 1997 to $18.3 million for the three month period ended March 31, 1998. Internal growth resulting from the increase in industry demand for 3-D seismic data accounted for approximately $8.6 million, or 67%, of this increase. The remaining increase was due to the acquisition of six companies completed during 1997. The Company's aviation division contributed approximately $2.1 million in revenues, while the Company's survey division generated revenues of approximately $2.2 million. The Company employed 684 employees for both field and administrative operations at March 31, 1998 compared to 347 at March 31, 1997, a 97% increase. As of March 31, 1998, the Company had increased its number of drilling units 141% to 171 units compared to 71 total drilling units at March 31, 1997. At March 31, 1997, the Company owned one helicopter, compared to eighteen helicopters at March 31, 1998 of which seventeen were owned.

      Operating expenses increased 195%, from $4.3 million in the three month period ended March 31, 1997 to $12.7 million in the three month period ended March 31, 1998, due to both the internal growth of the Company in 1997 and the expanded scope of the Company's operations that resulted from the acquisitions described above. Total payroll expense increased 232% from $1.9 million in the first quarter of 1997 to $6.3 million in the first quarter of 1998, due to the significant increase in the size of the Company's workforce. Repairs and maintenance costs were $1.8 million in the three month period ended March 31, 1998, a 125% increase over the three month period ended March 31, 1997 costs of $0.8 million, primarily due to the increase in the number and utilization of the Company's seismic drilling and transportation equipment. The Company's surveying division incurred $1.3 million in contract service expenses from third party survey companies during the first quarter of 1998; there were generally no similar expenses in the first quarter of 1997. Explosives costs increased from $0.3 million to $1.1 million for the three month periods ended March 31, 1997 and 1998, respectively, due to the increased number of projects for which the Company provided explosives. Depreciation expense increased 125% to $0.9 million in the first quarter of 1998, from $0.4 million in the first quarter of 1997, primarily due to the increased number of seismic drilling and support equipment units owned by the Company, and the addition of the aircraft acquired in July 1997.

      Gross profit increased 409%, from $1.1 million to $5.6 million in the three months ended March 31, 1997 and 1998, respectively. Gross margins increased from 20% in the first quarter of 1997 to 31% in the first quarter of 1998. The lower margins in the first quarter of 1997 were a result of a decreased utilization of assets, which was not matched with decreases in the Company's workforce. In contrast, during the first quarter of 1998, due to higher demand for the Company's services, the Company was able to utilize its employees at a higher rate.

      General and administrative expenses were $2.3 million for the first three months of 1998, compared to $0.7 million for the first three months of 1997, a 229% increase. Increases in office personnel, payroll taxes and insurance accounted for $0.6 million of this increase. Other components of general and administrative expenses, including business promotions, travel and entertainment, utilities, office and rentals increased $0.7 million from $0.2 million in the first quarter of 1997 to $0.9 million in the first quarter of 1998. Additionally, bad debt and amortization expense totaled $0.3 million for the three month period ended March 31, 1998, with generally no similar expense in the first quarter of 1997. Although general and administrative expenses increased significantly, due to the increase in the size and the scope of the Company's operations, as a percentage of revenue, general and administrative expenses decreased from 14% to 12% for the first quarter of 1997 and 1998, respectively.

      Income tax expense was $1.2 million for the first three months of 1998. The Company converted to a taxable entity on December 4, 1997. Accordingly, no provision for income taxes were paid during the first quarters of 1997. The proforma adjustment included in the Company's statement of income reflects a provision for income taxes at a combined 40% federal and state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had approximately $2.3 million in cash, compared to approximately $8.7 million at December 31, 1997. The decrease in cash was primarily due to capital expenditures in the three month period ended March 31, 1998, totaling approximately $4.7 million and the increase in accounts receivable. The Company's cash position at December 31, 1997, was also higher due to the receipt of the net proceeds of the Company's initial public offering of common stock that was completed in December 1997. The Company had working capital of $15.1 million at March 31, 1998 compared to approximately $11.5 million at December 31, 1997. This increase was primarily due to increased accounts receivable generated from operations.

      On January 20, 1998, the Company restructured its credit arrangements with its commercial lender, Hibernia National Bank. Under the restructured facility (the "New Facility"), the Company refinanced an $11.0 million term loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. As of March 31, 1998, the Company had approximately $14.8 million outstanding under the New Facility. The loans under the New Facility bear interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (7.125% at March 31, 1998). The New Facility has a final maturity of January 20, 2000, is required to be guaranteed by all of the Company's subsidiaries, requires the Company to maintain certain financial ratios, imposes certain limitations in the Company's ability to pay cash dividends and is collateralized by a mortgage on the Company's land and buildings and by substantially all of the Company's assets not used as collateral for the Company's asset-based loans.

      The Company had approximately $7.3 million in outstanding indebtedness in addition to outstanding indebtedness under the New Facility at March 31, 1998. The majority of this debt (approximately $6.3 million) consists of several asset-based financing loans with another lender. Of the principal outstanding under these loans, approximately $4.9 million bears interest at LIBOR plus 3.75% (the "Variable Rate") and matures on July 19, 2001. Prior to August 19, 1998, the Company may elect to pay interest on this portion of the loan at a fixed rate equal to the interest rate on U.S. Treasury securities of a comparable maturity to the loan at the time of election plus 4.25% (the "Fixed Rate"). The remaining portion of this loan bears interest at LIBOR plus 3.0% and is collateralized by various seismic drilling, support equipment and aircraft. Remaining indebtedness at March 31, 1998 was approximately $1.0 million, including approximately $0.8 million owed to finance companies incurred to finance certain of the Company's insurance premiums.

      In the first quarter of 1998, the Company made capital expenditures of approximately $4.7 million, including $1.7 million for the purchase or construction of seismic drilling and support equipment, $2.1 million for the purchase of four helicopters and one airplane (which was subsequently sold), $0.4 million for the purchase of support vehicles and $0.5 for various building and leasehold improvements. Currently, the Company is committed to additional estimated capital expenditures for the remainder of 1998 totaling $9.1 million (in addition to the acquisitions described below), including $6.7 million for additional drilling, survey and other support equipment, $1.7 million for helicopters, $0.4 million for vehicles and $0.3 million for computers and leasehold improvements.

      On  March 31, 1998, the Company sold all of its fixed-wing  airplane  and
related assets  for  approximately  $2.9  million.   This  transaction  had  no
significant impact on the Company's quarterly operating results.

      Effective April 1, 1998, the Company acquired Eagle Surveys International, Inc., a seismic survey support company, headquartered in Houston, Texas. The purchase price was $1.1 million in cash and $0.7 million in common stock. Effective April 20, 1998, the Company acquired the assets of Coastal Turbines, Inc., a helicopter support company, based in Lafayette, Louisiana. The purchase price was approximately $1.1 million in cash and $0.1 million in common stock. Effective May 1, 1998, the Company acquired Hamilton Drill Tech, Inc., a specialty drilling support company, headquartered in Canada. The purchase price was approximately $0.9 million in cash.

      Management believes that cash generated from operations and the Company's New Facility will be sufficient to meet the Company's anticipated capital expenditures for 1998. However, part of the Company's strategy is to acquire companies with operation related or complementary to the Company's current operations. Depending on the size of such future acquisitions, the Company may require additional debt financing, possibly in excess of the limits of the New Facility, or equity financing.

Forward-Looking Statements and Assumptions

This quarterly report on Form 10-Q may contain certain forward-looking statements, including by way of illustration and not of limitation, statements relating to the Company's liquidity, revenues, expenses and margins. Any statement made herein that is not a historical fact is a forward-looking statement. The Company strongly encourages readers to note that such statements are based on assumptions made about the Company's financial position, operations and industry which management considers reasonable at this time. Most of the factors upon which such assumptions are made are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                          PART II - OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.  See Exhibit Index on Page E-1
      (b)   REPORTS ON FORM 8-K.  None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OMNI ENERGY SERVICES CORP.


Dated:  May 15, 1998                      /s/ David A. Jeansonne
                                          David A. Jeansonne
                                          Chief Executive Officer


Dated:  May 15, 1998                     /s/ David E. Crays
                                         David E. Crays
                                         Vice  President and Chief Financial
                                            Officer
                                         (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX


                                                                                         SEQUENTIALLY
EXHIBIT NO.                                                                              NUMBERED PAGE
   3.1                    Amended  and  Restated  Articles  of  Incorporation   of   the
                          Company.(1)
   3.2                    By-laws of the Company.(1)
  10.1                    Sales Agreement, dated March 31, 1998, by and between American
                          Aviation, L.L.C. and American Aviation Charters, L.L.C.
  10.2                    Aircraft  Lease  and Services Agreement, dated March 31, 1998, by and between American Aviation, L.L.C. and American Aviation
                          Charters, L.L.C.
  10.3                    Asset  Purchase  Agreement  dated April 17, 1998, by and among the Company, Coastal Turbines,  Inc.,  Paul E. Graham and Tina
                          Taylor Graham.
  10.4                    Agreement  and Plan of Merger, dated May 5, 1998, by and among the Company,  Eagle Surveys International, Inc. and Timothy O.
                          Flaman.
  10.5                    Stock Purchase Agreement, dated May 13, 1998, by and among the
                          Company, Burt Hamilton and Hamilton Drill Tech Inc.
  27.1                    Financial Data Schedule



(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).