Form 10-Q
period 1998-06-30
OMNI ENERGY SERVICES CORP
filed 1998-08-14
CIK 1046212

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-Q



         X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the Quarterly period ended June 30, 1998

                                      or

             Transition  Report  Pursuant  to  Section  13  or  15(d) of the
              Securities Exchange Act of 1934 for the transition period
                      to
              -------    --------


                             COMMISSION FILE NUMBER 0-23383


                                OMNI ENERGY SERVICES CORP.
                 (Exact name of registrant as specified in its charter)




                  LOUISIANA                                  72-1395273
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)



   4500 N.E. EVANGELINE THRUWAY
        CARENCRO, LOUISIANA
(Address of principal executive offices)                        70520
                                                             (Zip Code)


     Registrant's telephone number, including area code:   (318) 896-6664


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---
      As of August 10, 1998 there were 15,791,867 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

                               TABLE OF CONTENTS


Part I - Financial Information
      Item 1 - Financial Statements
            Consolidated Balance Sheets as of June 30, 1998 and December 31,
            1997...........................................................  1
            Consolidated Statements of Income for the three and six months ended June 30, 1998 and 1997..................................................  3
            Consolidated Statements of Cash Flows for the six months ended
                 June 30, 1998 and 1997....................................  4
            Notes to Financial Statements.................................   5

      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations..................................  7

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk.. 11

Part II - Other Information
      Item 2 - Changes in Securities and Use of Proceeds................... 11
      Item 4 - Submission of Matters to a Vote of Security Holders......... 12
      Item 6 - Exhibits and Reports on Form 8-K............................ 12

Signatures.................................................................S-1

Exhibit Index..............................................................E-1

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                            (Thousands of dollars)

ASSETS                                       June 30,           December 31,
                                               1998                 1997
                                            ----------           ----------
CURRENT ASSETS:
   Cash and cash equivalents                $    1,295           $    8,723
   Accounts receivable, net                     20,102               11,958
   Parts and supplies inventory                  6,566                2,988
   Deferred tax asset                              212                  212
   Prepaid expenses and other                    3,074                1,753
                                            ----------           ----------
      Total current assets                      31,249               25,634
                                            ----------           ----------
PROPERTY AND EQUIPMENT:
   Land                                            359                  359
   Building and improvements                     4,726                3,949
   Drilling, field and support equipment        27,251               21,940
   Shop equipment                                  707                  408
   Office equipment                                749                  582
   Aircraft                                      9,830                9,266
   Vehicles                                      4,078                3,448
   Construction in progress                      1,552                  800
                                            ----------           ----------
                                                49,252               40,752
   Less:  accumulated depreciation               4,808                2,909
                                            ----------           ----------
      Total property and equipment              44,444               37,843
                                            ----------           ----------
OTHER ASSETS:
   Goodwill, net                                12,214               10,680
   Other                                         1,696                  756
                                            ----------           ----------
      Total other assets                        13,910               11,436
                                            ----------           ----------
      Total assets                          $   89,603           $   74,913
                                            ==========           ==========

The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                            (Thousands of dollars)

LIABILITIES AND EQUITY                                 June 30,              December 31,
                                                         1998                    1997
                                                      -----------            ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt               $     4,482            $      5,713
   Accounts payable                                         5,488                   5,998
   Accrued expenses                                         2,960                   1,772
   Unearned revenue                                             1                     637
                                                      -----------            ------------
      Total current liabilities                            12,931                  14,120
                                                      -----------            ------------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                 15,705                  14,558
   Line of credit                                           8,547                     ---
   Deferred taxes                                           1,650                   1,650
                                                      -----------            ------------
      Total long-term liabilities                          25,902                  16,208
                                                      -----------            ------------
EQUITY:
   Common Stock, $.01 par value, 45,000,000
      shares authorized; 15,791,867 and 15,726,282
      issued and outstanding                                  158                     157
   Additional paid-in capital                              44,886                  44,038
   Retained earnings                                        5,746                     390
   Cumulative translation adjustment                          (20)                    ---
                                                      -----------            ------------
      Total equity                                         50,770                  44,585
                                                      -----------            ------------
      Total liabilities and equity                    $    89,603            $     74,913
                                                      ===========            ============

The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                      ------------------------------          ------------------------------
                                         1998                1997                1998                1997
                                      ----------          ----------          ----------          ----------
Operating revenue                     $   24,250          $   11,594          $   42,579          $   17,014
Operating expenses                        15,632               8,175              28,360              12,503
                                      ----------          ----------          ----------          ----------
   Gross profit                            8,618               3,419              14,219               4,511
General and administrative expenses        2,565                 544               4,836               1,274
                                      ----------          ----------          ----------          ----------
   Operating income                        6,053               2,875               9,383               3,237
Interest expense                             429                 344                 736                 622
Other income                                 229                  12                 281                  16
                                      ----------          ----------          ----------          ----------
                                             200                 332                 455                 606
                                      ----------          ----------          ----------          ----------
   Income before taxes                     5,853               2,543               8,928               2,631
Income tax expense                         2,342                 ---               3,572                 ---
                                      ----------          ----------          ----------          ----------
Net income                            $    3,511               2,543          $    5,356               2,634
                                      ==========                              ==========
Pro forma tax provision                                        1,017                                   1,052
                                                          ----------                              ----------
Pro forma net income                                      S    1,526                              $    1,579
                                                          ==========                              ==========
Net income per share:
   Basic                              $     0.22          $     0.24          $     0.34          $     0.25
   Diluted (a)                        $     0.22          $     0.24          $     0.34          $     0.25
Pro forma income per share:
   Basic                                                  $     0.14                              $     0.15
   Diluted (a)                                            $     0.13                              $     0.12
Weighted average shares outstanding:
   Basic                                  15,769              10,709              15,748              10,709
   Diluted                                16,163              10,750              15,991              10,729

--------------
(a)Gives effect to the payment of dividends  on the outstanding preferred units
   of  OMNI  Geophysical,  L.L.C.  of  approximately   $137,500  and  $275,000,
   respectively, for the three and six month periods ended June 30, 1997.

  The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (THOUSANDS OF DOLLARS)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                          1998                   1997
                                                                       ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   5,356              $   2,631
  Adjustments to reconcile net income to net cash provided by (used
   in) operating  activities-
  Depreciation                                                             2,044                    845
  Amortization                                                               319                     35
  Loss on fixed asset disposition                                             42                     10
  Deferred compensation                                                       72                    ---
  Provision for bad debts                                                    275                    ---
Changes in operating assets and liabilities-
  Decrease (increase) in assets-
   Receivables-
     Trade                                                                (7,525)                (3,716)
     Other                                                                   210                    (61)
   Inventory                                                              (2,553)                  (901)
   Prepaid expenses                                                          320                    206
   Other                                                                  (2,540)                  (196)
  Increase (decrease) in liabilities-
   Accounts payable                                                         (277)                 2,269
   Unearned revenue                                                         (637)                   ---
   Due to affiliates and stockholders/members                                ---                      3
                                                                       ---------              ---------
     Net cash provided by (used in) operating activities                  (4,894)                 1,125
                                                                       ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of fixed assets                                   2,984                    ---
  Purchase of fixed assets                                               (10,472)                (5,768)
  Acquisitions, net of cash received                                      (2,856)                   ---
                                                                       ---------              ---------
     Net cash used in investing activities                               (10,344)                (5,768)
                                                                       ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                 6,754                  3,255
  Principal payments on long-term debt                                    (7,491)                (1,378)
  Net borrowings on line of credit                                         8,547                  3,942
  Capital contributions                                                      ---                  1,078
  Distributions to members                                                   ---                   (321)
                                                                       ---------              ---------
   Net cash provided by financing activities                               7,810                  6,576
NET INCREASE (DECREASE) IN CASH                                           (7,428)                 1,933
CASH, at beginning of period                                               8,723                     39
                                                                       ---------              ---------
CASH, at end of period                                                 $   1,295              $   1,972
SUPPLEMENTAL CASH FLOW DISCLOSURES:                                    =========              =========
CASH PAID FOR INTEREST                                                 $     769              $     558
                                                                       =========              =========
CASH PAID FOR TAXES                                                    $   1,911              $     ---
                                                                       =========              =========

  The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, the management of OMNI Energy Services Corp. (the "Company") believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

SEASONALITY AND WEATHER RISKS

Results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, the Company's revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters.

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

NOTE 2.  EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which simplifies the standards required under existing accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"), respectively. Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. Dilutive common equivalent shares for the three and six month periods ended June 30, 1998 and 1997 are 16,163,329; 15,991,435; 10,750,016 and 10,729,404,
respectively, all attributable to stock options.


NOTE 3.  LONG-TERM DEBT

On January 20, 1998, the Company restructured its credit arrangements with Hibernia National Bank. Under the restructured facility (the "Credit Facility"), the Company refinanced an $11.0 million loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. As of June 30, 1998, the Company had approximately $22.1 million outstanding under the Credit Facility. The Credit Facility has a final maturity of January 20, 2000, and bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (7.125% at June 30, 1998).

NOTE 4.  ACQUISITIONS

In April 1998, the Company acquired Eagle Surveys International, Inc., a seismic survey support company, headquartered in Houston, Texas. The aggregate purchase price was $1.8 million consisting of $1.1 million in cash and 53,039 shares of common stock.

In April 1998, the Company acquired the assets of Coastal Turbines, Inc., a helicopter support company, based in Lafayette, Louisiana. The aggregate purchase price was approximately $1.2 million consisting of $1.1 million in cash and 4,546 shares of common stock.

In May 1998, the Company acquired Hamilton Drill Tech, Inc., a specialty seismic drilling support company, headquartered in Canada. The purchase price was approximately $0.9 million in cash.

These acquisitions were accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of the net assets acquired resulted in goodwill of approximately $1.6 million. The operating results of each of the acquired companies have been included in the consolidated statements of income from the date of acquisition. The pro forma effect of the acquisitions as though they occurred as of the beginning of each period presented is not material.

In July 1997, the Company acquired substantially all of the assets and liabilities of American Aviation Incorporated ("American Aviation") for approximately $7.9 million in cash, stock and assumed debt (approximately $6.7 million). In October 1997, the company acquired American Helicopter Drilling, Inc. ("American Helicopter") for approximately $3.6 million in cash and stock. The following summarized unaudited income statement data reflects the Company's results of operations as if the American Aviation and American Helicopter transactions had taken place on January 1, 1997:

                                              UNAUDITED PRO FORMA RESULTS
                                             ------------------------------
                                             SIX MONTHS ENDED JUNE 30, 1997
                                             ------------------------------
                                                 (Thousands of dollars)
Revenue                                      $       21,353
Net income                                   $        2,369
Basic income per share                       $         0.22

NOTE 5.  RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. Management believes the implementation of this statement will not have a material effect on its results of operations or financial statement disclosures.

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

      Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool have resulted in significantly increased seismic activity throughout the Transition Zone (the marsh, swamp, shallow water and contiguous dryland areas along the U.S. Gulf Coast). Due to this increased demand, the Company has significantly increased its capacity, as measured by drilling units, support equipment and employees. In addition, the Company has expanded the geographic scope of its operations to Alaska, the Rocky Mountain region and Western states, the U.S. plains areas and Canada. Recently, the Company also announced its intention to expand into the South American market, initially in Bolivia. This expansion has led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses. If anticipated expansion plans are realized, management would expect these expenses to continue to increase as a direct correlation to the growth in its operations.

      Backlog. Most of the Company's seismic drilling projects are awarded pursuant to a competitive bidding process. Once the Company's bid on a particular project has been accepted and a start date for the project has been scheduled, the Company will include the project in its backlog. As of June 30, 1998, the Company's backlog was $87.8 million, compared to $70.0 million at December 31, 1997. Typically, the Company's backlog is higher at the end of the first and fourth quarters as the Company's customers tend to plan their exploration budgets for the coming year and award projects accordingly during the first and fourth quarters of each year. Projects currently included in the Company's backlog are subject to rescheduling or termination without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported and the revenue generated from the backlog. Historically, the Company has not experienced a large volume of project delays or terminations, and those projects that have been delayed or terminated have typically been replaced by unscheduled projects. Nevertheless, delay or termination of a number of large projects in the Company's existing backlog could have a material adverse effect on the Company's revenue, net income and cash flow.

      Seasonality and Weather. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in the winter months than in summer months. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. In addition, the Company's operations in the Rocky Mountain area and in Alaska and Canada are subject to the seasonal climatic conditions of those areas. As a result, the Company's revenue and gross profit during the first quarter of each year are typically less as compared to the other quarters.

RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                        ------------------------------         ---------------------------
                                            1998               1997               1998             1997
                                        -----------        -----------         ---------         ---------
Operating revenue                       $    24,250        $    11,594         $  42,579         $  17,014
Operating expense                            15,632              8,175            28,360            12,503
                                        -----------        -----------         ---------         ---------
Gross profit                                  8,618              3,419            14,219             4,511
General and administrative expenses           2,565                544             4,836             1,274
                                        -----------        -----------         ---------         ---------
Operating income                              6,053              2,875             9,383             3,237
Interest expense                                429                344               736               622
Other income                                    229                 12               281                16
                                        -----------        -----------         ---------         ---------
Income before taxes                           5,853              2,543             8,928             2,631
Income tax expense                            2,342                ---             3,572               ---
                                        -----------        -----------         ---------         ---------
Net income                              $     3,511        $     2,543         $   5,356         $   2,631
                                        ===========        ===========         =========         =========

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Operating revenues increased 109%, from $11.6 million for the three month period ended June 30, 1997 to $24.3 million for the three month period ended June 30, 1998. Internal growth resulting from the increase in industry demand for 3-D seismic data accounted for approximately $4.9 million, or 39%, of this increase. The remaining increase was due to the acquisition of six companies in 1997 and three in the second quarter of 1998 and an increase in the rates charged by the Company on selected drilling projects. In the second quarter of 1998, the Company's aviation division contributed approximately $2.9 million in revenues, while the Company's survey division generated revenues of approximately $5.1 million, a $4.9 million increase over June 30, 1997 survey revenues of $0.2 million. The Company employed 760 employees for both field and administrative operations at June 30, 1998 compared to 455 at June 30, 1997, a 67% increase. As of June 30, 1998, the Company's drilling capacity, as measured by drilling units, had increased 132% to 202 units compared to 87 units at June 30, 1997. At June 30, 1997, the Company operated one helicopter, compared to 20 at June 30, 1998, of which 19 were owned by the Company.

      Operating expenses increased 90%, from $8.2 million in the three month period ended June 30, 1997 to $15.6 million in the three month period ended June 30, 1998, due to both the internal growth of the Company in 1997 and in the first six months of 1998 and the expanded scope of the Company's operations that resulted from the acquisitions described above. Total payroll expense increased 81% from $3.7 million in the second quarter of 1997 to $6.7 million in the second quarter of 1998, due to the significant increase in the size of the Company's workforce. Repairs and maintenance costs were $1.7 million in the three month period ended June 30, 1998, a 70% increase over the three month period ended June 30, 1997 costs of $1.0 million, primarily due to the increase in the number and utilization of the Company's seismic drilling and transportation equipment. The Company's surveying division incurred $1.9 million in contract service expenses from third party survey companies during the second quarter of 1998, an increase of $1.8 million over the second quarter of 1997. Explosives costs increased from $1.1 million to $1.6 million for the three month periods ended June 30, 1997 and 1998, respectively, due to the increased number of projects for which the Company provided explosives. Depreciation expense increased 120% to $1.1 million in the second quarter of 1998, from $0.5 million in the second quarter of 1997, primarily due to the increased number of seismic drilling and support equipment units owned by the Company, and the substantial increase in the number of aircraft owned by the Company.

      Gross profit increased 153%, from $3.4 million to $8.6 million in the three months ended June 30, 1997 and 1998, respectively. Gross margins increased from 29% in the second quarter of 1997 to 35% in the second quarter of 1998. The lower margins in the second quarter of 1997 were a result of a decreased utilization of assets, which was not matched with decreases in the Company's workforce.

      General and administrative expenses were $2.6 million for the three months ended June 30, 1998, compared to $0.5 million for the three months ended June 30, 1997, a 420% increase. Increases in office personnel, payroll taxes and insurance accounted for $1.1 million of this increase. Demands of being a public company and expanded operations contributed to this increase. Other components of general and administrative expenses, including business promotions, travel and entertainment, utilities, office and rentals increased $0.7 million from $0.3 million in the second quarter of 1997 to $1.0 million in the second quarter of 1998. Additionally, bad debt and amortization expense totaled $0.3 million for the three month period ended June 30, 1998, compared to a negligible amount in the second quarter of 1997.

      Income tax expense was $2.3 million for the second quarter of 1998. The Company converted to a taxable entity on December 4, 1997. Accordingly, no provision was made for income taxes during the first six months of 1997. The proforma adjustment included in the Company's statement of income reflects a provision for income taxes at a combined 40% federal and state income tax rate.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      Operating revenues increased 151% from $17.0 million for the six month period ended June 30, 1997 to $42.6 million for the six month period ended June 30, 1998. Drilling revenues increased $13.5 million, or 80%, from $16.8 million to $30.3 million for the six month periods ended June 30, 1997 and 1998, respectively. Survey revenues increased $7.1 million from $0.2 million in the six month period ended June 30, 1997 to $7.3 million for the six month period ended June 30, 1998. Aviation revenues were $5.0 million for the six months ended June 30, 1998; there were no similar revenues for the first six months of 1997. The acquisition of six companies in 1997 and three companies in 1998 is the primary factor contributing to the significant increase in the Company's revenues. These acquisitions contributed $0.2 million in revenues for the six months ended June 30, 1997, compared to $15.4 million in the six months ended June 30, 1998, a $15.2 million increase. Internal growth resulting from increased industry demand for 3-D seismic data accounted for $10.4 million, or 41%, of the increase in revenues.

      Operating expenses increased $15.9 million, or 127%, from $12.5 million to $28.4 million in the six months ended June 30, 1997 and 1998, respectively. Total payroll expense increased $7.5 million to $13.1 million in the six months ended June 30, 1998. Contract services increased from $0.2 million in the first six months of 1997 to $3.1 million in the first six months of 1998. Repairs and maintenance costs were $3.4 million in the six month period ended June 30, 1998, a 100% increase over the six month period ended June 30, 1997 costs of $1.7 million. Explosives costs increased $1.3 million, or 93%, from $1.4 million to $2.7 million in the first six months ended June 30, 1997 and 1998, respectively. Depreciation expense increased 150% from $0.8 million in the first six months of 1997 to $2.0 million in the first six months of 1998. These increases were the result of increases in the size of the Company's workforce, increases in the number and utilization of the Company's drilling and support equipment, and the expanded scope of the Company's operations due primarily to the acquisitions described above. Although operating expenses increased significantly, as a percentage of revenue operating expenses decreased from 74% to 67% for the first six months ended June 30, 1997 and 1998, respectively.

      Gross profit increased 216% from $4.5 million in the first six months ended June 30, 1997 to $14.2 million in the first six months ended June 30, 1998. The nine acquired companies contributed $5.9 million in gross profit and had gross margins of 38% for the six months ended June 30, 1998. Combined gross margins for the Company increased from 26% to 33% for the six month periods ended June 30, 1997 and 1998.

      General and administrative expenses were $4.8 million for the six months ended June 30, 1998, a 269% increase over the six months ended June 30, 1997 expenses of $1.3 million. Increases in office personnel, payroll taxes and insurance accounted for $1.6 million, or 46%, of this increase. Other components of general and administrative expenses, including office and supplies, travel and entertainment, business promotions, rent and professional services increased $1.3 million from $0.5 million for the first six months of 1997 to $1.8 million for the first six months of 1998. Additionally, bad debt and amortization expense totaled $0.6 million for the six month period ended June 30, 1998, with generally no similar expense in the first six months ended June 30, 1997.

      Income tax expense was $3.6 million for the first six months of 1998. The Company converted to a taxable entity on December 4, 1997. Accordingly, no provision was made for income taxes during the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had approximately $1.3 million in cash, compared to approximately $8.7 million at December 31, 1997. The decrease in cash was primarily due to capital expenditures in the first six months of 1998, totaling approximately $13.3 million, including the cash portion of the consideration paid for the three acquisitions completed in the second quarter of 1998, which totaled approximately $2.9 million. Expenditures during the first six months of 1998 were partially offset by the sale of the Company's fixed-wing charter division for approximately $2.9 million in cash and by net cash provided by financing activities of $7.8 million. The remaining decrease in cash is attributable to the increase in accounts receivable for the six month period ended June 30, 1998. The Company's cash position at December 31, 1997 was also higher than normal due to the receipt of the net proceeds of the Company's initial public offering of common stock that was completed in December 1997. The Company had working capital of $18.3 million at June 30, 1998 compared to approximately $11.5 million at December 31, 1997. This increase was primarily due to increased accounts receivable generated from operations.

      On January 20, 1998, the Company restructured its credit arrangements with its commercial lender, Hibernia National Bank. Under the restructured facility (the "Credit Facility"), the Company refinanced an $11.0 million term loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. As of June 30, 1998, the Company had approximately $22.1 million of indebtedness outstanding under the Credit Facility. Outstanding indebtedness under the Credit Facility bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (7.125% at June 30, 1998). The Credit Facility has a final maturity of January 20, 2000, is required to be guaranteed by all of the Company's U.S. subsidiaries, requires the Company to maintain certain financial ratios, imposes certain limitations on the Company's ability to pay cash dividends and is collateralized by a mortgage on the Company's land and buildings and by substantially all of the Company's assets not used as collateral for the Company's asset-based loans.

      The Company had approximately $6.6 million in outstanding indebtedness in addition to outstanding indebtedness under the Credit Facility at June 30, 1998. The majority of this debt (approximately $5.9 million) consists of several asset-based financing loans with another lender. Of the principal outstanding under these loans, approximately $4.9 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. The remaining portion of this loan bears interest at LIBOR plus 3.0% and is collateralized by various seismic drilling, support equipment and aircraft. Remaining indebtedness at June 30, 1998 was approximately $0.7 million, including approximately $0.5 million owed to finance companies incurred to finance certain of the Company's insurance premiums.

      In the second quarter of 1998, the Company made capital expenditures of approximately $5.8 million, including $3.8 million for the purchase or construction of seismic drilling and support equipment, $1.4 million for the purchase of three helicopters, $0.2 million for the purchase of support vehicles and $0.4 for various building and leasehold improvements. Currently, the Company is committed to additional estimated capital expenditures for the remainder of 1998 totaling approximately $11.0 million, including $7.1 million for additional drilling, survey and other support equipment, $2.2 million for helicopters, $0.5 million for vehicles, $0.5 million for the acquisition of currently leased property and $0.4 million for computers and improvements.

      In addition to the capital expenditures mentioned above, the Company spent approximately $2.9 million in cash (net of cash received) for the acquisition of three companies during the second quarter of 1998. In April 1998, the Company acquired by merger Eagle Surveys International, Inc., a seismic survey support company headquartered in Houston, Texas, for $1.1 million in cash and $0.7 million in common stock. In April 1998, the Company acquired the assets of Coastal Turbines, Inc., a helicopter support company based in Lafayette, Louisiana, for approximately $1.1 million in cash and $0.1 million in common stock. In May 1998, the Company acquired Hamilton Drill Tech, Inc., a specialty drilling support company headquartered in Canada, for approximately $0.9 million in cash. These acquisitions added total revenues of $1.9 million during the second quarter of 1998, consisting primarily of $1.8 million in survey revenue.

      In June 1998, the Company executed a letter of intent with Edwin Waldman Attie outlining a potential joint venture with Mr. Waldman that would facilitate the Company's expansion into the South American Market. The letter of intent provides that the Company and Mr. Waldman would establish a Cayman Islands corporation (the "JV Company"), which would be owned 60% by the Company and 40% by Mr. Waldman. In exchange for a 40% interest in the JV Company, Mr. Waldman would transfer to the JV Company (i) all of the physical assets of Liderco, Ltda. ("Liderco"), a Bolivian-based seismic support company that primarily conducts line-cutting and survey operations, and (ii) 40% of the goodwill and executory contracts of Liderco. Mr. Waldman would sell the remaining 60% of Liderco's goodwill and executory contracts to the Company for approximately $2.3 million in cash and shares of the Company's common stock, which the Company would then contribute to the JV Company. The Company would also contribute $0.5 million in cash to the JV Company and agree to contribute an additional $2.0 million in cash or equipment by the end of the year. In addition, the Company would provide a $525,000 line of credit to the JV Company. This transaction is subject to the Company's entering into definitive agreements with Mr. Waldman with respect to these matters, completion of the Company's due diligence review of Liderco and its operations and approval of these transactions of the Company's Board of Directors. There can be no assurance that the Company will consummate this transaction or that its final terms, if consummated, will be the same as those disclosed herein.

      Management believes that cash generated from operations and the Company's Credit Facility will be sufficient to meet the Company's anticipated capital expenditures for 1998. However, part of the Company's strategy is to acquire companies with operations related or complementary to the Company's current operations. Depending on the size of such future acquisitions, the Company may require additional debt financing, possibly in excess of the limits of the Credit Facility, or equity financing.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                          PART II - OTHER INFORMATION

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

      Sales of Unregistered Securities. As part of the consideration paid by the Company for the assets of Coastal Turbines, Inc. ("Coastal Turbines"), which were acquired on April 17, 1998, the Company issued 4,546 shares of its common stock, $0.01 par value per share (the "Common Stock") to Coastal Turbines. In addition, on May 5, 1998, the Company issued 53,039 shares of Common Stock to Timothy J. Flaman, the sole shareholder of Eagle Surveys International, Inc. ("Eagle"), as part of the consideration for the merger of Eagle with and into the Company.

      All of these shares of Common Stock were offered and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), inasmuch as they were deemed not subject to the registration requirements thereof pursuant to the exception provided in Section 4(2) of the Securities Act for securities sold in transactions not involving any public offering.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on May 28, 1998 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

      At the Annual Meeting, David A. Jeansonne, Roger E. Thomas, Allen R. Woodard, David E. Crays, Steven T. Stull, Crichton W. Brown and William W. Rucks, IV were elected to serve as directors of the Company until the next annual meeting of the Company's shareholders. The votes cast for or withheld for each of the foregoing by the Company's shareholders are set forth below:

      NAME                  FOR          WITHHELD
-----------------        ----------      --------
David A. Jeansonne       14,212,462      3,300
Roger E. Thomas          14,212,462      3,300
Allen R. Woodard         14,212,462      3,300
David E. Crays           14,212,462      3,300
Steven T. Stull          14,212,462      3,300
Crichton W. Brown        14,212,462      3,300
William W. Rucks, IV     14,212,462      3,300


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.  See Exhibit Index on Page E-1
      (b)   REPORTS ON FORM 8-K.  None.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OMNI ENERGY SERVICES CORP.



Dated:   August 14, 1998                         /S/ DAVID A. JEANSONNE
                                                 ----------------------
                                                   David A. Jeansonne
                                                 Chief Executive Officer



Dated:   August 14, 1998                          /S/ JOHN H. UNTEREKER
                                                  ---------------------
                                                    John H. Untereker
                                                Executive Vice President
                                                (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX


                                                                                         SEQUENTIALLY
EXHIBIT NO.                                                                              NUMBERED PAGE
   3.1                    Amended and Restated Articles of Incorporation of the
                          Company.(1)
   3.2                    By-laws of the Company.(1)
  10.1                    Second Amendment to Amended and Restated Loan Agreement, by
                          and among the  Company, certain of its subsidiaries and
                          Hibernia National Bank.
  10.2                    Employment Agreement and Non-Competition Agreement between
                          John H. Untereker and the Company.
  27.1                    Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).