Form 10-Q
period 1998-09-30
OMNI ENERGY SERVICES CORP
filed 1998-11-17
CIK 1046212

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-Q



         * Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Quarterly period ended September 30, 1998

                                      or

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

      As of November 13, 1998 there were 15,948,627 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

                               TABLE OF CONTENTS


Part I - Financial Information
      Item 1 - Consolidated Financial Statements
            Consolidated Balance Sheets as of September 30, 1998 and December
            31, 1997.......................................................  1
            Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997..................................................  3
            Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 .................................................  4
            Notes to Financial Statements .................................  5

      Item 2 - Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................  9

Part II - Other Information
      Item 6 - Exhibits and Reports on Form 8-K ........................... 14

Signatures.................................................................S-1

Exhibit Index..............................................................E-1

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                            (Thousands of dollars)

ASSETS                                     September 30,        December 31,
                                               1998                 1997
                                           -------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                $  2,324            $  8,723
   Accounts receivable, net                   18,348              11,958
   Parts and supplies inventory                7,382               2,988
   Deferred tax asset                            212                 212
   Prepaid expenses and other                  2,496               1,753
                                            --------            --------
      Total current assets                    30,762              25,634
                                            ========            ========

PROPERTY AND EQUIPMENT:
   Land                                          359                 359
   Building and improvements                   6,212               3,949
   Drilling, field and support equipment      28,693              21,940
   Shop equipment                                712                 408
   Office equipment                            1,239                 582
   Aircraft                                   10,670               9,266
   Vehicles                                    4,045               3,448
   Construction in progress                    1,608                 800
                                            --------            --------
                                              53,538              40,752
   Less:  accumulated depreciation             5,467               2,909
                                            --------            --------
      Total property and equipment            48,071              37,843
                                            --------            --------
OTHER ASSETS:
   Goodwill, net                              15,115              10,680
   Other                                         937                 756
      Total other assets                      16,052              11,436
                                           ---------          ----------
      Total assets                         $  94,885          $   74,913
                                           =========          ==========



   The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                            (Thousands of dollars)

LIABILITIES AND EQUITY                            September 30,           December 31,
                                                      1998                   1997
                                                  -------------           ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt         $     5,094             $     5,713
   Accounts payable                                   7,776                   5,998
   Accrued expenses                                     551                   2,409
   Due to joint venture                               4,414                     ---
                                                -----------             -----------
      Total current liabilities                      16,755                  14,120
                                                -----------             -----------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities           16,426                  14,558
   Line of credit                                    10,000                     ---
   Minority interest                                    636                     ---
   Deferred taxes                                       570                   1,650
                                                -----------             -----------
      Total long-term liabilities                    28,076                  16,208
                                                -----------             -----------


MINORITY INTEREST                                       636                     ---
                                                -----------             -----------
EQUITY:
   Common Stock, $.01 par value, 45,000,000             159                     157
      shares authorized; 15,948,627 and 15,726,282
      issued and outstanding                         46,826                  44,038
   Additional paid-in capital
   Retained earnings                                  2,487                     390
   Cumulative translation adjustment                   (54)                     ---
                                                -----------             -----------
      Total equity                                   49,418                  44,585
                                                -----------             -----------
      Total liabilities and equity               $   94,885              $   74,913
                                                ===========             ===========



The accompanying notes are an integral part of these financial consolidated statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                  THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------        -------------------------------
                                          1998            1997              1998              1997
                                       --------      ----------           -------       -----------
Operating revenue                     $  19,905      $   16,976          $ 62,483       $    33,989
Operating expenses                       17,016          12,515            45,374            25,017
                                      ---------      ----------          --------        ----------
   Gross profit                           2,889           4,461            17,109             8,972

General and administrative expense  $     4,378           1,816             9,214             3,090
Asset impairment and other charges        3,379             ---             3,379               ---
                                    -----------      ----------          --------         ---------
   Operating income (loss)               (4,868)          2,645             4,516             5,882

Interest expense                            474             604             1,211             1,226
Other income (expense)                      (81)             (4)              200                12
                                     -----------     -----------          -------         ---------
                                            555              608            1,011             1,214
                                     -----------     -----------          -------         ---------
   Income (loss) before taxes            (5,423)           2,037            3,505             4,668

Income tax expense (benefit)             (2,180)             ---            1,391               ---
                                     -----------      ----------           ------         ---------
Net income (loss) including
    minority interest               $    (3,243)     $     2,037     $      2,114       $     4,668
Minority interest                            17              ---               17               ---
                                    ------------     -----------            -----         ---------
Net income (loss)                   $    (3,260)     $     2,037     $      2,097       $     4,668
Pro forma tax provision             ============             815            =====             1,867
                                                     -----------                          ---------
Pro forma net income                                 $     1,222      $     2,801
                                                     ===========            =====
Net income per share:
   Basic                            $     (0.20)     $      0.17     $       0.13       $      0.42
   Diluted                          $     (0.20)     $      0.17     $       0.13       $      0.42
Pro forma income per share:
  Basic                                              $      0.10                        $      0.25
   Diluted(a)                                        $      0.09                        $      0.21
Weighted average shares outstanding:
   Basic                                  15,946          11,789            15,815           11,073
   Diluted                                15,946          11,907            16,019           11,126



(a)Gives effect to the payment of dividends on the outstanding preferred units of OMNI Geophysical, L.L.C. of approximately $137,500 and $412,500, respectively, for the three and nine month periods ended September 30, 1997.



  The accompanying notes are an integral part of these financial consolidated statements.

                          OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (THOUSANDS OF DOLLARS)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1998                    1997
                                                                          ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $    2,097              $   4,668
  Adjustments to reconcile net income to net cash provided by (used
   in) operating  activities-
  Depreciation                                                            3,274                  1,509
  Amortization                                                              498                    130
  Loss on fixed asset disposition                                           103                     28
  Deferred compensation                                                     108                     48
  Provision for bad debts                                                 1,061                    150
  Asset impairment and other charges                                      3,379                    ---
Changes in operating assets and liabilities-
  Decrease (increase) in assets-
   Receivables-
     Trade                                                               (4,421)                (5,985)
     Other                                                                  622                   (190)
   Inventory                                                             (3,329)                (1,426)
   Prepaid expenses                                                         523                   (271)
   Other                                                                 (2,949)                  (705)
  Increase (decrease) in liabilities-
   Accounts payable                                                      (1,665)                 5,025
   Unearned revenue                                                        (638)                   ---
   Due to affiliates and stockholders/members                               ---                    (29)
                                                                         -------                 ------
     Net cash provided by (used in) operating activities                 (1,337)                 2,952
                                                                         -------                 ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of fixed assets                                  2,984                    543
  Purchase of fixed assets                                              (16,482)               (10,142)
  Acquisitions, net of cash received                                     (2,856)                (1,948)
                                                                        --------                -------
     Net cash used in investing activities                              (16,354)               (11,547)
                                                                        --------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                7,883                 23,209
  Principal payments on long-term debt                                   (8,236)                (8,976)
  Net borrowings on line of credit                                       10,000                  5,884
  Capital contributions                                                   1,650                  1,078
  Distributions to members                                                  ---                 (5,321)
  Retirement of preferred units                                             ---                 (5,000)
                                                                        -------                 -------
   Net cash provided by financing activities                             11,297                 10,874
                                                                        -------                 ------
  Effect of exchange rate changes in cash                                    (5)                   ---
NET INCREASE (DECREASE) IN CASH                                          (6,399)                 2,279
CASH, at beginning of period                                              8,723                     39
                                                                        -------                 ------
CASH, at end of period                                                $   2,324               $  2,318
                                                                        =======                 ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                                                $   1,258               $  1,131
                                                                        =======                 ======
CASH PAID FOR TAXES                                                   $   2,270               $    ---
                                                                        =======                 ======


  The accompanying notes are an integral part of these financial consolidated statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

IMPAIRMENT OF LONG-LIVED ASSETS

During 1995, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there have been no adjustments to the carrying value of long-lived assets in previous periods.

During the third quarter of 1998, the Company evaluated the recoverability of certain long-lived assets by comparing the assets carrying amounts with their fair value less cost to sell. In September 1998, the Company recorded a charge of $3.1 million as a result of its decision to write-down and write-off these assets (see Note 5).

SEASONALITY AND WEATHER RISKS

Results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, the Company's revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters.

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

NOTE 2.  EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which simplifies the standards required under existing accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"), respectively. Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. Dilutive common equivalent shares for the three and nine month periods ended September 30, 1998 are 15,946,428 and, 16,018,590, respectively, and for three and nine month periods ended September 30, 1997 are 11,906,605 and 11,125,981, respectively, all attributable to stock options.

NOTE 3.  LONG-TERM DEBT

On January 20, 1998, the Company restructured its credit arrangements with Hibernia National Bank. Under the restructured facility (the "Credit Facility"), the Company refinanced an $11.0 million loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. As of September 30, 1998, the Company had approximately $24.6 million outstanding under the Credit Facility. The Credit Facility has a final maturity of January 20, 2000, and bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (6.91% at September 30, 1998).

Update for Bridge Loan?

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

In July 1998, OMNI International Energy Services, Ltd. (a wholly-owned subsidiary) entered into a joint venture with Edwin Waldman Attie of Bolivia. The newly formed joint venture company, OMNI International Energy Services - South America, Ltd. provides seismic line cutting and survey support services in South America. The aggregate investment was approximately $6.5 million, consisting of approximately $2.6 million in cash, which was paid in the fourth quarter, $2.0 million in equipment and 155,947 shares of common stock. In consolidation, the Company owns an 85% interest in the joint venture.

These acquisitions were accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of the net assets acquired resulted in goodwill of approximately $4.6 million. The operating results of each of the acquired companies have been included in the consolidated statements of income from the date of acquisition. The pro forma effect of the acquisitions as though they occurred as of the beginning of each period presented is not material.

In July 1997, the Company acquired substantially all of the assets and liabilities of American Aviation Incorporated ("American Aviation") for approximately $7.9 million in cash and stock and assumed debt of approximately $6.7 million. The following summarized unaudited income statement data reflects the Company's results of operations as if the American Aviation transaction had taken place on January 1, 1997:



                            UNAUDITED PRO FORMA RESULTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1997
                  (Thousands of dollars, except per share amount)

Revenue                             $ 36,335

Net income                          $ 2,948

Basic income per share              $  0.27


NOTE 5.  ASSET IMPAIRMENT AND OTHER CHARGES

In response to recent market conditions and the resultant decline in certain asset utilization of the Company's equipment, the Company evaluated certain of its assets for realizability. The related asset impairment charges relate to a $1.8 million provision for fixed assets, primarily nine drilling units which have become impaired, due to recent changes in market conditions; a $1.3 million write-off of an asset held for sale which has become impaired due to recent price declines; and a $0.6 million additional provision for uncollectible accounts receivable.

In addition, in response to anticipated future market conditions, the Company's senior management and its Board of Directors approved a plan to reduce furture operating costs and improve operating efficiencies. The plan involves several factors including the restructuring of senior management and the relocation of certain of its operational facilities. Accordingly, the company has recorded an accrual of severance and lease exit costs of $0.3 million.

The $0.6 million provision for uncollectible accounts receivable is reported in general and administrative expenses and the remaining charges are reported as asset impairment and other charges in the accompanying consolidated Statements of Income.

NOTE 6.  RECENT PRONOUNCEMENTS

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

      Within  the  last  decade,  improvements   in   drilling  and  production
techniques and the acceptance of 3-D imaging as an exploration tool have resulted in significantly increased seismic activity throughout the Transition Zone (the marsh, swamp, shallow water and contiguous dryland areas along the U.S. Gulf Coast). Due to this increased demand, the Company has significantly increased its capacity, as measured by drilling units, support equipment and employees. In addition, the Company has expanded the geographic scope of its operations to Alaska, the Rocky Mountain region and Western states, the U.S. plains and Canada. Recently, the Company also announced its intention to expand into the South American market, initially in Bolivia. This expansion has led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses. If anticipated expansion plans are realized, management would expect these expenses to continue to increase as a direct correlation to the growth in its operations.

      Backlog. Most of the Company's seismic drilling projects are awarded pursuant to a competitive bidding process. Once the Company's bid on a particular project has been accepted and a start date for the project has been scheduled, the Company will include the project in its backlog. As of September 30, 1998, the Company's backlog was $62.1 million, compared to $70.0 million at December 31, 1997. Typically, the Company's backlog is higher at the end of the first and fourth quarters as the Company's customers tend to plan their exploration budgets for the coming year and award projects accordingly during the first and fourth quarters of each year. Projects currently included in the Company's backlog are subject to rescheduling or termination without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported and the revenue generated from the backlog. Historically, the Company has not experienced a large volume of project delays or terminations, and those projects that have been delayed or terminated have typically been replaced by unscheduled projects. Nevertheless, delay or termination of a number of large projects in the Company's existing backlog could have a material adverse effect on the Company's revenue, net income and cash flow.

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

RESULTS OF OPERATIONS

                                    Three Months Ended SEPTMEBER 30,     Nine Months Ended SEPTEMBER 30,
                                    --------------------------------     -------------------------------
                                        1998            1997               1998            1997
                                        ----            ----               ----            ----

Operating revenue                    $  19,905      $  16,976          $ 62,483        $  33,489
Operating expense                       17,016         12,515            45,374           25,017
Gross profit                             2,889          4,461            17,109            8,972
General and administrative expenses      4,378          1,816             9,214            3,090
Asset impairment and other charges       3,379            ---             3,379              ---
Operating income (loss)                 (4,868)         2,645             4,516            5,882
Interest expense                           474            604             1,211            1,226
Other income (expense)                     (81)            (4)              200               12
Income (loss) before taxes              (5,423)         2,037             3,505            4,668
Income tax expense (benefit)            (2,180)           ---             1,391              ---
Net income (loss), including
     minority interest                  (3,243)         2,037             2,114            4,668
Minority interest                           17            ---                17              ---
Net income (loss)                     $ (3,260)     $   2,037         $   2,097         $  4,668

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Operating revenues increased 17%, from $17.0 million for the three month period ended September 30, 1997 to $19.9 million for the three month period ended September 30, 1998. This increase is primarily attributable to a $1.9 million increase in survey revenues from $1.4 million in the third quarter of 1997 to $3.3 million in the third quarter of 1998. The number of survey crews increased from 16 at September 30, 1997 to 36 at September 30, 1998. The Company's aviation division contributed approximately $3.2 million in the third quarter of 1998, a 39% increase over third quarter of 1997 revenues of $2.3 million. At September 30, 1998, the Company operated 22 helicopters, a 57% increase over the 14 helicopters operated at September 30, 1997. Drilling revenues decreased $1.1 million, from $13.3 million to $12.2 million for the three months ended September 30, 1997 and 1998, respectively. This decrease is primarily attributable to tropical storms and hurricanes experienced on the Gulf Coast in the third quarter of 1998. The decrease in drilling revenues was offset by line-cutting revenues of $1.2 million resulting from the Company's Bolivian joint venture which was effective July 1, 1998. The Company employed 784 employees for both field and administrative operations at September 30, 1998 compared to 608 at September 30, 1997, a 29% increase. As of September 30, 1998, the Company's drilling capacity, as measured by drilling units, had increased 77% to 214% units compared to 121 units at September 30, 1997.

      Operating expenses increased 36%, from $12.5 million in the three month period ended September 30, 1997 to $17.0 million in the three month period ended September 30, 1998. This increase is primarily due to the completion of six acquisitions in 1997 and four acquisitions in 1998, including the joint venture, each of which expanded the scope of the Company's operations. Additionally, the Company estimates approximately $0.2 million in costs were incurred as a result of the unfavorable weather conditions described above. Due to the increase in the Company's workforce, total payroll expense increased 47%, from $5.1 million to $7.5 million for the three month periods ended September 30, 1997 and 1998, respectively. The Company's surveying division incurred $1.0 million in contract service expenses from third party survey companies during the third quarter of 1998, a $0.3 million increase over the third quarter of 1997. Repairs and maintenance costs were $2.9 million in the third quarter of 1998, a $1.3 million increase over the third quarter of 1997 costs of $1.6 million, primarily due to the increase in the number and utilization of the Company's seismic drilling and transportation equipment. The increase in the number of equipment units and aircraft also resulted in a 71% increase in depreciation from $0.7 million in the three months ended September 30, 1997 to $1.2 million in the three months ended September 30, 1998.

      General and administrative expenses were $4.4 million for the three months ended September 30, 1998, compared to $1.8 million for the three months ended September 30, 1997, a 144% increase. Increases in office personnel, payroll taxes and insurance accounted for $0.8 million, or 31% of this increase. Bad debt expense increased $0.6 million, as a result of the re-evaluation of certain accounts receivable in accordance with the restructuring plan approved in the third quarter of 1998. Demands of being a public company and expanded operations contributed to this increase as business promotions, travel and investor relations costs increased $0.4 million to $0.6 million for the third quarter of 1998.

      Operating income for the three months ended September 30, 1998 is reduced by a non-recurring charge of $4.0 million for the restructuring plan approved by the Company during the period. Of this charge, $0.6 million relates to an additional reserve for bad debts and is recorded in the general and administrative expenses. The remaining charge of $3.4 million consists of the write-off or write-down of certain assets ($3.1 million) and an accrual for severance and lease exit costs ($0.3 million).

      Due to the loss for the quarter, there was an income tax benefit of $2.2 million for the three months ended September 30, 1998. The Company converted to a taxable entity on December 4, 1997. Accordingly, no provision was made for income taxes during the third quarter ended September 30, 1997. The proforma adjustment included in the Company's statement of income reflects a provision for income taxes at a combined 40% federal and state income tax rate.

      Net loss for the quarter ended September 30, 1998 was $3.3 million, compared to proforma net income for the third quarter ended September 30, 1997 of $1.2 million. Asset impairment and other charges accounted for $2.4 million of the loss, net of tax.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Operating revenues increased 84% from $34.0 million for the nine month period ended September 30, 1997 to $62.5 million for the nine month period ended September 30, 1998. Drilling revenues increased $12.1 million, or 40%, from $30.1 million to $42.2 million for the nine month periods ended September 30, 1997 and 1998, respectively. Survey revenues increased $9.1 million from $1.6 million for the nine months ended September 30, 1997 to $10.7 million for the nine months ended September 30, 1998. Aviation revenues increased $6.1 million to $8.4 million for the nine month period ended September 30, 1998. And, line cutting revenues were $1.2 million for the nine months ended September 30, 1998; there were no similar revenues for the first nine months of 1997. The acquisition of six companies in 1997 and four companies, including the Bolivian joint venture, in 1998 is the primary factor contributing to the significant increase in the Company's revenues. These acquisitions contributed $3.9 million in revenues for the nine months ended September 30, 1997, compared to $25.2 million for the nine months ended September 30, 1998, a $21.3 million increase. Internal growth resulting from increased industry demand for 3-D seismic data accounted for $7.2 million, or 25%, of the increase in revenues.

      Operating expenses increased $20.4 million, or 82%, from $25.0 million to $45.4 million in the nine months ended September 30, 1997 and 1998, respectively. Total payroll expense increased $10.0 million to $20.6 million for the nine months ended September 30, 1998. Contract services increased from $0.8 million for the nine month period ended September 30, 1997 to $4.1 million for the nine month period ended September 30, 1998. Repairs and maintenance costs were $6.3 million in the nine months ended September 30, 1998, a 91% increase over the nine month period ended September 30, 1997 costs of $3.3 million. Explosives and insurance expense each increased $0.5 million, or 16% and 63%, respectively in the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997. Depreciation expense increased 120% from $1.5 million to $3.3 million for the nine month periods ended September 30, 1997 and September 30, 1998, respectively. These increases were the result of increases in the size of the Company's workforce, increases in the number and utilization of the Company's drilling and support equipment, and the expanded scope of the Company's operations due primarily to the acquisitions described above. Although operating expenses increased significantly, as a percentage of revenue, operating expenses decreased from 74% to 73% for the nine months ended September 30, 1997 and 1998, respectively.

      Gross profit increased from 90% from $9.0 million for the nine month period ended September 30, 1997 to $17.1 million for the nine month period ended September 30, 1998. The 10 acquired companies, including the joint venture, contributed $8.1 million in gross profit for the nine months ended September 30, 1998 compared to $0.9 million for the nine months ended September 30, 1997, an increase of $7.2 million. Combined gross margins increased from 26% to 27% for the nine month periods ended September 30, 1997 and 1998, respectively.

      General and administrative expenses were $9.2 million for the nine months ended September 30, 1998, a 197% increase over the nine months ended September 30, 1997 expenses of $3.1 million. Increases in office personnel, payroll taxes and insurance accounted for $2.5 million, or 36%, of this increase. Bad debt expense increased $1.0 million, from $0.1 million in the nine months ended September 30, 1997 to $1.1 million in the nine months ended September 30, 1998. Of this increase, $0.6 million is related to the re-evaluating of certain accounts receivable in accordance with the restructuring plan approved in the third quarter of 1998. As a result of the acquisitions, amortization expense increased $0.4 million, from $0.1 million to $0.5 million in the nine month periods ended September 30, 1997 and 1998, respectively. Advertising, travel and entertainment, and shareholder relations costs increased $1.0 million to $1.2 million for the nine months ended September 30, 1998, due to the demands of being a public company.

      Operating income for the nine months ended September 30, 1998 is reduced by a charge of $4.0 million for certain asset write-down and other charges during the third quarter of 1998. Of this charge, $0.6 million relates to an additional reserve for bad debts and is recorded in the general and administrative expenses. The remaining charge of $3.4 million consists of the write-off or write-down of certain assets ($3.1 million) and an accrual for severance and lease exit costs ($0.3 million).

      Income tax expense was $1.4 million for the nine months ended September 30, 1998. The Company converted to a taxable entity on December 4, 1997. Accordingly, no provision was made for income taxes during the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had approximately $2.3 million in cash, compared to approximately $8.7 million at December 31, 1997. The decrease in cash was primarily due to capital expenditures in the first nine months of 1998, totaling approximately $19.3 million, including the cash portion of the consideration paid for the three acquisitions completed in the second quarter of 1998, which totaled approximately $2.9 million. Expenditures during the first nine months of 1998 were partially offset by the sale of the Company's fixed-wing charter division for approximately $2.9 million in cash and by net cash provided by financing activities of $11.3 million. The Company's cash position at December 31, 1997 was also higher than normal due to the receipt of the net proceeds of the Company's initial public offering of common stock that was completed in December 1997. The Company had working capital of $14.0 million at September 30, 1998 compared to approximately $11.5 million at December 31, 1997. This increase was primarily due to increased inventory.

      On January 20, 1998, the Company restructured its credit arrangements with its commercial lender, Hibernia National Bank. Under the restructured facility (the "Credit Facility"), the Company refinanced an $11.0 million term loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. As of September 30, 1998, the Company had approximately $24.6 million of indebtedness outstanding under the Credit Facility. Outstanding indebtedness under the Credit Facility bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (6.91% at June 30, 1998). The Credit Facility has a final maturity of January 20, 2000, is required to be guaranteed by all of the Company's U.S. subsidiaries, requires the Company to maintain certain financial ratios, imposes certain limitations on the Company's ability to pay cash dividends and is collateralized by a mortgage on the Company's land and buildings and by substantially all of the Company's assets not used as collateral for the Company's asset-based loans.

      The Company had approximately $6.9 million in outstanding indebtedness in addition to outstanding indebtedness under the Credit Facility at September 30, 1998. The majority of this debt (approximately $5.4 million) consists of several asset-based financing loans with another lender. Of the principal outstanding under these loans, approximately $3.9 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. The remaining portion of this loan bears interest at LIBOR plus 3.0% and is collateralized by various seismic drilling, support equipment and aircraft. Remaining indebtedness at September 30, 1998 was approximately $1.5 million, including approximately $1.3 million owed to finance companies incurred to finance certain of the Company's insurance premiums.

        In November 1998, the Company entered into a $6.6 million Bridge Facility with Hibernia National Bank for the primary purpose of funding the Bolivian joint venture. Currently, the Company has approximately $2.6 million outstanding under this agreement. Outstanding, indebtedness bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (6.91% at November 13, 1998). The Bridge Facility has a final maturity of May 1999. In the event the Company does not refinance the Bridge Facility at maturity, interest will increase by one-half of 1% per month.

      In the third quarter of 1998, the Company made capital expenditures of approximately $3.7 million, including $2.5 million for the purchase or construction of seismic drilling and support equipment, $0.8 million for the purchase of one helicopter, $0.2 million for the purchase of support vehicles and $0.2 million for various building and leasehold improvements.

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

YEAR 2000 COMPLIANCE

        The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems (i.e., any system or component that performs calculations, comparisons, sequencing, or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

State Of Readiness

        The Company has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1,2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of the Company, particularly for accounting and operations control. Progress of the Y2K plan is being monitored by senior management. The Company believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

        The majority of computerized date-sensitive hardware and software components used by the Company are covered by maintenance contracts with the vendors who originally implemented them. Almost all of these vendors have already been contacted regarding Y2K Compliance of their products. Where necessary, software modifications to ensure compliance will be provided by the appropriate vendors under their maintenance contracts.

Information Technology and Non-Information Technology Systems

        The bulk of computerized business systems processing is provided through commercial third party software licensed by the Company. The Y2K Compliant version of its asset management and accounting software package is being tested by the Company with implementation work scheduled for completion in the fourth quarter of 1998. Additionally, the Company is currently in the process of investigating more sophisticated accounting software packages to meet their reporting and operational needs. The software conversion is scheduled for completion during the first quarter of 1999. An assessment of all embedded systems contained in the Company's buildings, equipment and other infrastructure is scheduled for completion during the fourth quarter of 1998.

Third Party Risks

        The Company's computer systems are not widely integrated with the systems of its suppliers or customers. The primary potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. Effective November 1, 1998, Y2K Compliance requirements have been included in all purchasing contracts. An assessment of Y2K third-party risk is under way and scheduled for completion in the fourth quarter of 1998.

Costs To Address The Y2K Issues

        Based on current information, the Company believes that the cost of Y2K Compliance will not be significant and will be provided for through its normal operating and capital budgets. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on operations. Additionally, the above cost estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on the Company.

Risks Of The Y2K Issues

        Based on preliminary risk assessment work conducted thus far, the Company believes the most likely Y2K related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. A more definitive assessment of this risk will be available at the conclusion of the assessment phase of the Y2K project, which is scheduled for completion in the fourth quarter of 1998.

Contingency Plans

        Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas will be developed, as needed, beginning in the first quarter of 1999. There can be no assurance that the Company will not be materially adversely affected by Y2K problems, or related costs.

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

                                          OMNI ENERGY SERVICES CORP.


Dated:   September 13, 1998               /S/ DAVID A. JEANSONNE
                                          -----------------------
                                              David A. Jeansonne
                                           Chief Executive Officer



Dated:   September 13, 1998               /S/ JOHN H. UNTEREKER
                                        ------------------------
                                             John H. Untereker
                                         Executive Vice President
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


                                                                               SEQUENTIALLY
EXHIBIT NO.                                                                    NUMBERED PAGE
------------                                                                   --------------
   3.1          Amended  and  Restated  Articles  of  Incorporation   of   the
                Company.(1)

   3.2          By-laws of the Company.(1)

  10.1          Joint Venture Agreement among the Company, OMNI  International
                Energy Service, Ltd. and Edwin Waldman Attie effectively dated
                July, 1, 1998.

  10.2          Employment  Agreement  and  Non-Competition  Agreement between
                Robert F. Nash and the Company.

  10.3 Third Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank.

  27.1          Financial Data Schedule
  --------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).