Form 10-Q/A
period 1998-09-30
OMNI ENERGY SERVICES CORP
filed 1998-12-31
CIK 1046212

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-Q/A



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

Item 1.
-------


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

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                            (Thousands of dollars)

LIABILITIES AND EQUITY                            September 30,           December 31,
                                                      1998                   1997
                                                  -------------           ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt         $     5,094             $     5,713
   Accounts payable                                   7,776                   5,998
   Accrued expenses                                     551                   2,409
   Due to joint venture                               4,414                     ---
                                                -----------             -----------
      Total current liabilities                      17,835                  14,120
                                                -----------             -----------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities           16,426                  14,558
   Line of credit                                    10,000                     ---
   Deferred taxes                                       570                   1,650
                                                -----------             -----------
      Total long-term liabilities                    26,996                  16,208
                                                -----------             -----------


MINORITY INTEREST                                       636                     ---
                                                -----------             -----------
EQUITY:
   Common Stock, $.01 par value, 45,000,000             159                     157
      shares authorized; 15,948,627 and 15,726,282
      issued and outstanding                         46,826                  44,038
   Additional paid-in capital
   Retained earnings                                  2,487                     390
   Cumulative translation adjustment                   (54)                     ---
                                                -----------             -----------
      Total equity                                   49,418                  44,585
                                                -----------             -----------
      Total liabilities and equity               $   94,885              $   74,913
                                                ===========             ===========



The accompanying notes are an integral part of these financial consolidated statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                  THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------        -------------------------------
                                          1998            1997              1998              1997
                                       --------      ----------           -------       -----------
Operating revenue                     $  19,905      $   16,976          $ 62,483       $    33,989
Operating expenses                       17,016          12,515            45,374            25,017
                                      ---------      ----------          --------        ----------
   Gross profit                           2,889           4,461            17,109             8,972

General and administrative expense  $     4,378           1,816             9,214             3,090
Asset impairment and other charges        3,379             ---             3,379               ---
                                    -----------      ----------          --------         ---------
   Operating income (loss)               (4,868)          2,645             4,516             5,882

Interest expense                            474             604             1,211             1,226
Other income (expense)                      (81)             (4)              200                12
                                     -----------     -----------          -------         ---------
                                            555              608            1,011             1,214
                                     -----------     -----------          -------         ---------
   Income (loss) before taxes            (5,423)           2,037            3,505             4,668

Income tax expense (benefit)             (2,180)             ---            1,391               ---
                                     -----------      ----------           ------         ---------
Net income (loss) including
    minority interest               $    (3,243)     $     2,037     $      2,114       $     4,668
Minority interest                            17              ---               17               ---
                                    ------------     -----------            -----         ---------
Net income (loss)                   $    (3,260)     $     2,037     $      2,097       $     4,668
Pro forma tax provision             ============             815            =====             1,867
                                                     -----------                          ---------
Pro forma net income                                 $     1,222                              2,801
                                                     ===========                          =========
Net income per share:
   Basic                            $     (0.20)     $      0.17     $       0.13       $      0.42
   Diluted                          $     (0.20)     $      0.17     $       0.13       $      0.42
Pro forma income per share:
  Basic                                              $      0.10                        $      0.25
   Diluted(a)                                        $      0.09                        $      0.21
Weighted average shares outstanding:
   Basic                                  15,946          11,789            15,815           11,073
   Diluted                                15,946          11,907            16,019           11,126



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

                                          OMNI ENERGY SERVICES CORP.


Dated:   December 17, 1998               /S/ JOHN H. UNTEREKER
                                        ------------------------
                                             John H. Untereker
                                         Executive Vice President