Form 10-K
period 1998-12-31
OMNI ENERGY SERVICES CORP
filed 1999-03-31
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER 0-23383

                        OMNI ENERGY SERVICES CORP.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               LOUISIANA                               72-1395273
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 1999 was approximately $17,373,000.

      The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 19, 1999 was 15,958,627.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 1999 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-K.

                          OMNI ENERGY SERVICES CORP.
                        ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1998

TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I......................................................................1

   Items 1 and 2. Business and Properties...................................1
   Item 3.        Legal Proceedings.........................................9
   Item 4.        Submission of Matters To a Vote Of Security Holders.......9
   Item 4A.       Executive Officers of The Registrant.....................10

PART II....................................................................11

   Item 5.        Market for Registrant's Common Stock and Related
                     Stockholder Matters...................................11
   Item 6.        Selected Financial Data..................................12
   Item 7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................13
   Item 7A.       Quantitative and Qualitative Disclosures of Market Risk..20
   Item 8.        Financial Statements and Supplementary Data..............21
   Item 9.        Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure...................40

PART III...................................................................40

   Item 10.       Directors and Executive Officers of the Registrant.......40
   Item 11.       Executive Compensation...................................40
   Item 12.       Security Ownership of Certain Beneficial Owners
                     and Management........................................40
   Item 13.       Certain Relationships and Related Transactions...........40
   Item 14.       Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K...........................................40

SIGNATURES................................................................S-1

EXHIBIT INDEX.............................................................E-1

                                    PART  I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

GENERAL

      OMNI Energy Services Corp. (the "Company") is an oilfield service company specializing in providing an integrated range of onshore seismic drilling, helicopter support and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States. The Company's primary market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where it is the leading provider of seismic drilling services. During the latter part of 1997, the Company commenced operations in the mountainous regions of the Western United States. In 1998, the Company's operations were extended to Canada and Bolivia.

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

      The Company was founded in 1987 by the Company's Chairman of the Board, David A. Jeansonne, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. ("OMNI Geophysical") acquired substantially all of the assets (the "OGC Acquisition") of OMNI Geophysical Corporation ("OGC"), the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. was formed as a Louisiana corporation on September 11, 1997. On December 4, 1997, the Company completed a share exchange (the "Share Exchange"), pursuant to which the holders of common units in OMNI Geophysical exchanged all of the outstanding common units of OMNI Geophysical for 12,000,000 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), and completed an initial public offering of 3,450,000 shares of Common Stock.

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

      In seismic rock drilling, the Company uses compressed air rotary/hammer drills to drill holes that are typically shallower than Transition Zone holes. Rock drills are manned by a two- or three-man crew and are transported to and from locations by hand, surface vehicle or helicopter. Once the hole has been drilled to the desired depth, it is loaded with explosives which are delivered to the job site in an explosive magazine carried by hand, vehicle or helicopter.

      HELICOPTER SUPPORT SERVICES. Through its Aviation division, created upon the acquisition of substantially all of the assets of American Aviation
Incorporated ("American Aviation") in July 1997, the Company provides helicopter support services to geophysical companies in the Transition Zone and elsewhere. The Company uses long-line helicopters to shuttle geophones and recorders used to collect seismic data between receiving points. Once seismic data has been acquired from a portion of the project site, the geophones and recorders must be moved into position to collect data from the next area to be analyzed. By using helicopters, the Company is able to reduce delays in completing stages of a seismic project by transporting the geophones and recording boxes to the next receiving points in the survey area in an efficient manner and with minimal environmental impact. Helicopters are also used to transport heli-portable drilling units into remote or otherwise inaccessible terrain in an efficient and environmentally sensitive manner.

      The Company operates 24 helicopters, 20 of which are owned and four of which are leased by the Company. The Company's pilots have an average of over 10,000 flight hours each. The Company performs all routine maintenance and repairs on its Transition Zone-based aircraft at its facilities in Carencro, Louisiana.

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

      The Company currently has 15 survey crews devoted primarily to the seismic survey market in the Transition Zone. Most of the Company's survey personnel have significant experience in land surveying, with a large percentage of those years having been spent in Transition Zone surveying.

      INTERNATIONAL OPERATIONS. The Company commenced line cutting and survey services in South America in July 1998, in conjunction with the formation of its joint venture, OMNI International Energy Services - South America, Ltd. The Company expects to market other of its services in selected South American countries in the future.

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

FACILITIES AND EQUIPMENT

      FACILITIES. In early 1998, the Company completed the construction of two new buildings which now house its corporate headquarters, fabrication facility and primary maintenance facility. The buildings are located on approximately 34 acres of land owned by the Company in Carencro, Louisiana. The new buildings provide approximately 20,000 square feet of office space and 32,000 square feet of covered maintenance and fabrication space. During 1998, the Company purchased two additional buildings adjacent to its main headquarters from an affiliate for $500,000. The buildings provide approximately 2,500 square feet of office space and 19,000 square feet of covered maintenance, fabrication and warehouse space. The Company uses these adjacent buildings for the storage and maintenance of a portion of its helicopter and survey assets.

      The Company leases an operations base in Loveland, Colorado to support its rock drilling operations and owns an office and warehouse facility in Santa Cruz, Bolivia.

      TRANSITION ZONE TRANSPORTATION AND DRILLING EQUIPMENT. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, the Company employs a wide variety of drilling vehicles. Management believes that it is the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                           Number of
                                          units as of
              TYPES OF EQUIPMENT        DECEMBER 31,1998
              ------------------        ----------------
            Highland Drilling Units            70(1)
            Water Buggies                      28
            Aluminum Marsh ATVs                12
            Steel Marsh ATVs                   11(2)
            Airboat Drilling Units             30
            Swamp ATVs                         25
            Pullboats                          22
            Pontoon Boats                      12
            Skid-Mounted Drilling Units        36


(1) Thirty-five of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.
(2) Eight of these drilling units are currently being held for sale by the Company.

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

      HIGHLAND DRILLING UNITS AND WATER BUGGIES. The Company owns and operates 70 highland drilling units for seismic drilling in dry land areas, 35 of which are currently dedicated to the Company's seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. A highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a "water buggy" that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

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

      The Company owns and operates 23 marsh ATVs, of which 11 are made of stainless steel and 12 are made of aluminum. Eight of the stainless steel marsh ATV's are being held for sale. The aluminum ATVs are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Often landowner consents will require the use of aluminum ATVs in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana state and federal refuges. The Company fabricates its own aluminum marsh ATVs at its facilities in Carencro, Louisiana.

      AIRBOAT DRILLING UNITS. The Company owns and operates 30 airboat drilling units. An airboat drilling unit consists of a drilling unit fabricated and installed by the Company on a large, three-engine airboat. Because of their better mobility, airboat drilling units are used in shallow waters and all marsh areas where sufficient water is present.

      SWAMP ATVS AND PULLBOATS. Wooded lowland areas typically covered with water are referred to as the "swamp areas" of the Transition Zone. The Company's swamp ATVs are used to provide drilling services in these areas. Swamp ATVs are smaller, narrower versions of the marsh ATVs. The smaller unit is needed in swamp areas due to the dense vegetation typical in the terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. The Company owns and operates 25 swamp ATVs and 22 pullboats. Swamp ATVs are also used in connection with survey operations in swamp areas.

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

      SKID-MOUNTED DRILLING UNITS. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pullboats, pontoon boats, jack-up rigs and other Company-operated equipment based on customer needs. The Company manufactures its skid-mounted drilling units at its facilities in Carencro, Louisiana and owns 37 of these units, one of which is located outside of the Transition Zone.

      MISCELLANEOUS. The Company owns and operates 104 single engine airboats and 24 outboard powered boats, which it uses to ferry personnel and supplies to locations throughout the Transition Zone. The Company also maintains a fleet of nine tractor-trailer trucks and numerous other trucks, trailers and vehicles to move its equipment and personnel to projects throughout the Transition Zone.

      HELI-PORTABLE AND SEISMIC ROCK DRILLING EQUIPMENT. The Company has 50 heli-portable and man-portable drilling units and 35 highland drilling units dedicated to seismic rock drilling. The Company also has the ability to manufacture its own heli-portable and man-portable seismic rock drilling units, and often exports and provides servicing of heli-portable and man-portable drilling units.

      AVIATION EQUIPMENT. The following table sets forth the type and number of helicopters that are operated by the Company's Aviation division:

                                              Number of Aircraft
            HELICOPTERS                     AS OF DECEMBER 31, 1998
            -----------                     -----------------------
            Bell Long Ranger 206-L-3                   2
            Bell Jet Ranger 206 B-III(1)               9
            Hughes MD-500(1)                           9
            Bell 407(2)                                1
            Bell B-47 G3                               1
            Hughes MD-530                              2

(1) Three of the Bell Jet Ranger 206 B-IIIs and one Hughes MD-500 are leased by the Company.
(2)   The Bell 407 is currently configured for heli-portable operations.


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

SAFETY AND QUALITY ASSURANCE

      The Company maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's health, safety and environmental "HSE" department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees, which include first aid and CPR training. The Company's Vice President of Health, Safety, Environment & Training reports directly to the Company's Chairman and supervises six HSE field advisors and two instructors who provide OSHA-mandated training. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

      All Company pilots are trained to FAA FAR 135 (non-scheduled commercial passenger) or 133 (external load) standards and must satisfy annual FAA check-rides. Licensed maintenance personnel are deployed to each project site at which aircraft are used.

CUSTOMERS; MARKETING; CONTRACTING

      CUSTOMERS. The Company's customers are primarily geophysical companies, although in many cases the oil and gas company participates in determining which drilling, survey or aviation company will be used on its seismic projects. A large portion of the Company's revenue has historically been generated by a few customers. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 70% (Eagle Geophysical, Grant Geophysical, Universal Seismic and Western Geophysical), 40% (Eagle Geophysical and Western Geophysical), and 63% (Eagle Geophysical, Grant Geophysical and Western Geophysical) of revenue for fiscal 1996, 1997 and 1998, respectively.

MARKETING. The Company's services traditionally have been marketed by the Company's principal executive officers, in particular, Messrs. Jeansonne, Woodard and Nash. The Company believes that this marketing approach helps the Company preserve long-term relationships established by the Company's executive officers. As the Company's geographical and service capabilities expand, the Company intends to continue implementing its marketing efforts in the Transition Zone from its principal offices in Carencro, Louisiana and in the Rocky Mountain region from Loveland, Colorado.

      CONTRACTING - SEISMIC DRILLING. The Company generally contracts for seismic drilling services with its customers on a unit-price basis, either on a per hole or per foot basis. These contracts are often awarded after a competitive bidding process. The Company prices its contracts based on detailed project specifications provided by the customer, including the number, location and depth of source holes and the project's completion schedule. As a result, the Company is generally able to make a relatively accurate determination prior to pricing a contract of the type and amount of equipment required to complete the contract on schedule.

      Because of unit-price contracting, the Company frequently bears the risk of production delays that are beyond its control, such as those caused by adverse weather. The Company often bills the customer standby charges if the Company's operations are delayed due to delays in permitting or surveying or for other reasons within the geophysical company's control.

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

COMPETITION

      SEISMIC DRILLING SERVICES. The principal competitive factors for seismic drilling services are price and the ability to meet customer schedules, although other factors including safety, capability, reputation and environmental sensitivity are also considered by customers. The Company has numerous competitors in the Transition Zone and in particular in the highland areas in which it operates. Management believes that no other company operating in the Transition Zone owns a fleet of Transition Zone seismic drilling equipment as varied or as large as that operated by the Company. The Company's extensive and diverse equipment base allows it to provide drilling services to its customers throughout the Transition Zone with the most efficient and environmentally appropriate equipment. The Company believes there are numerous competitors offering rock and heli-portable drilling in the Rocky Mountain region and internationally.

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

BACKLOG

      The Company's backlog represents those seismic drilling and survey projects for which a customer has hired the Company and has scheduled a start date for the project. Projects currently included in the Company's backlog are subject to termination or delay without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported.

      As of December 31, 1998, the Company's backlog was approximately $34.0 million compared to $70.0 million at December 31, 1997. Backlog at December 31, 1998 includes seismic drilling projects in the Transition Zone in addition to survey projects and seismic rock drilling projects. The Company's aviation division historically has not measured backlog due to the nature of its business.

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

      Furthermore, the Company depends on the demand for its services by the oil and gas industry and is affected by tax legislation, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in the Company's areas of operations for economic, environmental or other policy reasons would adversely affect the Company's operations by limiting demand for its services. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

      WORKER SAFETY. The Company's operations are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require the Company to obtain certain permits, licenses and certificates with respect to its operations. The kind of permits, licenses and certificates required in the Company's operations depend upon a number of factors. The Company believes that it has all permits, licenses and certificates necessary to the conduct of its existing business.

INSURANCE

      The Company's operations are subject to the inherent risks of inland marine activity, aviation services, heavy equipment operations and the transporting and handling of explosives, including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. The Company maintains insurance coverage against certain of these risks, which management believes are reasonable and customary in the industry. The Company also maintains insurance coverage against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's equipment or facilities. All policies are subject to deductibles and other coverage limitations. The Company believes its insurance coverage is adequate. Historically, the Company has not experienced an insured loss in excess of its policy limits; however, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

      As of December 31, 1998, the Company had approximately 495 employees, including approximately 388 operating personnel and 107 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. The Company believes its relations with its employees are generally good.

ACQUISITIONS

        Since the beginning of 1997, the Company has completed several acquisitions designed to expand the scope and size of its operations. These acquisitions substantially increased the Company's survey operations and marked its entry into the helicopter seismic support and seismic rock drilling markets. The following table sets forth certain information with respect to these acquisitions:

                                     Effective Date       Seismic Support
Name of Acquired Company             of Acquisition           Services
------------------------             --------------       ---------------
Delta Surveys, Inc.                  March 21, 1997            Survey
American Aviation Incorporated        July 1, 1997        Helicopter Support
Leonard J. Chauvin, Jr., Inc.         July 1, 1997             Survey
O.T.H. Exploration Services, Inc.   September 1, 1997   Seismic Rock Drilling
American Helicopter Drilling, Inc.   October 1, 1997    Seismic Rock Drilling
Fournier & Associates, Inc.          October 1, 1997           Survey
Eagle Survey International, Inc.     April 1, 1998             Survey
Coastal Turbines, Inc.               April 20, 1998       Helicopter Support
Hamilton Drill Tech, Inc.              May 1, 1998      Seismic Rock Drilling

      In addition to these acquisitions, effective July 1, 1998, the Company entered into a joint venture with Edwin Waldman Attie of Bolivia. The newly formed joint venture company, OMNI International Energy Services - South America, Ltd. will provide integrated seismic drilling, survey, aviation and line-cutting services in selected South American markets.

ITEM 3.      LEGAL PROCEEDINGS

      The Company is involved in various legal and other proceedings which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material effect on its financial condition, results of operations or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and offices held by each of the executive officers of the Company as of March 31, 1999 are as follows:

         NAME              AGE               POSITION
         ----              ---               --------
   David A. Jeansonne.......38..........Chairman of the Board

   Robert F. Nash...........55..........President and Chief Executive Officer

   Allen R. Woodard.........37..........Vice President-Marketing and Business
                                           Development and Secretary

   John H. Untereker........49..........Executive Vice President, Chief
                                           Financial Officer and Treasurer


      DAVID A. JEANSONNE founded the Company in 1987 and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Effective March 1, 1999, Mr. Jeansonne resigned as Chief Executive Officer and is currently operating as the Chairman of the Board. Mr. Jeansonne has also been Chairman of the Board, President and Chief Executive Officer of American Aviation, which he co-founded, since its inception in 1995. Mr. Jeansonne and the Company have entered into an employment agreement, the term of which expires in June 2003.

      ROBERT F. NASH joined the Company in September 1998 as Executive Vice President and Chief Operating Officer. Prior to joining the company, Mr. Nash served in senior executive positions with Halliburton, during a 26 year tenure, including senior vice president of global operations. He was appointed President and Chief Executive Officer on March 1, 1999. Mr. Nash entered into an employment agreement with the Company, the term of which expires March 2002. He holds a B.S. degree in electrical engineering and is a member of PESA, SPE and IADC.

      ALLEN R. WOODARD has served as Vice President-Marketing & Business Development and as a director of the Company and has held these positions from July 1996 until his resignation effective April 1, 1999. He was an exploration field inspector with The Louisiana Land & Exploration Company, a natural resources company, from 1988 to 1996. Mr. Woodard is a professional land surveyor and graduated from Nicholls State University in 1987 with a degree in engineering technology. Mr. Woodard and the Company have entered into an employment agreement, the term of which expires in July 1999.

      JOHN H. UNTEREKER is Executive Vice President and Chief Financial Officer and joined the Company in August 1998. Prior to that time, Mr. Untereker was the senior financial officer at Petroleum Helicopters, Inc. He has held senior management positions at Lend Lease Trucks, Inc. and NL Industries, Inc. Mr. Untereker is a graduate of Williams College (B.A.), Iona College (MBA) and is a CPA. He has entered into an employment agreement with the Company, the term of which expires in August 2001.

                                    PART II

ITEM  5.      MARKET  FOR  REGISTRANT'S  COMMON  STOCK AND RELATED  STOCKHOLDER
              MATTERS

      (a) The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol "OMNI". At March 19, 1999, the Company had 53 shareholders of record of Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated since trading in the Common Stock began on December 5, 1997.

                                                   HIGH          LOW
                                                   ----          ---
1997
Fourth quarter (commencing December 5, 1997)    $  12 1/4     $   9 1/8

1998
First quarter                                   $  12 7/8     $   8 7/8
Second quarter                                  $  20 3/4     $  11 1/2
Third quarter                                   $  15 1/2     $   6 3/8
Fourth quarter                                  $  10 3/8     $   3 5/8

1999
First quarter (through March 19, 1999)          $   5 15/16   $   3 7/16

      The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings, if any, to meet its working capital requirements and to finance the future operations of its business. Therefore, the Company does not plan to declare or pay cash dividends to holders of its Common Stock in the foreseeable future. In addition, certain of the Company's credit arrangements contain provisions that limit the Company's ability to pay cash dividends on its Common Stock.

        SALES OF UNREGISTERED SECURITIES. In connection with the formation of a joint venture with Edwin Waldman Attie to perform seismic support service in South America effective July 1, 1998, the Company issued 155,947 shares of its Common Stock to Mr. Attie in partial consideration for Mr. Waldman's contribution of certain assets to the joint venture. These securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), inasmuch as they were deemed not subject to registration pursuant to the exception provided in Section 4(2) of the Securities Act as securities sold in transactions not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data as of and for the years ended December 31, 1994 and 1995 and as of and for the 201-day period ended July 19, 1996 are derived from the audited financial statements of OGC. The selected financial data as of December 31, 1996, 1997 and 1998, and for the 165-day period ended December 31, 1996 and the years ended December 31, 1997 and 1998 are derived from the audited financial statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Annual Report.


                                                         PREDECESSOR                                SUCCESSOR
                                            -------------------------------------     -------------------------------------
                                                                         201-day
                                                                          period       165-day
                                                                          ended      period ended   Year ended    Year ended
                                                                         July 19,    December 31,  December 31,  December 31,
                                               1994          1995          1996          1996          1997          1998
                                            ---------     ---------     ---------     ---------     ---------     ---------
                                                        (In thousands, except share and per share data)
Income Statement Data:
   Operating revenue........................   $   7,268     $  12,690     $  10,017     $  10,942     $  49,591     $  73,207
   Operating expense(1).....................       5,025         8,704         6,814         8,114        36,302        57,724
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Gross profit.............................       2,243         3,986         3,203         2,828        13,289        15,483
   General and administrative expenses......       1,079         1,791           789         1,050         5,122        13,226
   Asset impairment and other charges.......        ---           ---           ---           ---           ---          3,379
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Operating income (loss)..................       1,164         2,195         2,414         1,778         8,167        (1,122)
   Interest expense(1)......................          97           148           151           437         1,866         1,683
   Other expense (income), net..............          (8)            7             6           (20)          (37)         (281)
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Income (loss) before income taxes and
      extraordinary item....................       1,075         2,040         2,269         1,361         6,338        (2,524)
   Income tax expense (benefit).............        ---           ---           ---           ---            403          (706)
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Income (loss) before extraordinary item..       1,075         2,040         2,269         1,361         5,935        (1,818)
   Extraordinary expense from early
      extinguishment of debt, net of tax....        ---           ---           ---           ---             84          ---
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Income (loss) before minority interest...       1,075         2,040         2,269         1,361         5,851        (1,818)
   Loss of minority interest................        ---           ---           ---           ---           ---            (18)
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Net income (loss)........................   $   1,075     $   2,040     $   2,269     $   1,361     $   5,851     $  (1,800)
                                               =========     =========     =========     =========     =========     =========

Earnings per share(5):
   Basic                                       $  537.50     $   1,020     $1,134.50     $    0.13     $    0.50     $   (0.11)
   Diluted                                     $  537.50     $   1,020     $1,134.50     $    0.13     $    0.50     $   (0.11)

Unaudited Pro Forma Data:
   Income before income taxes and
   extraordinary item, reported above.......   $   1,075     $   2,040     $   2,269     $   1,361     $   6,338
   Pro forma interest expense (2)...........        ---           ---           ---           ---            345
   Pro forma provision for income taxes(3)..         430           816           908           475         2,400
                                               ---------     ---------     ---------     ---------     ---------
   Pro forma net income.....................   $     645     $   1,224     $   1,361     $     886     $   3,593
                                               =========     =========     =========     =========     =========
   Pro forma net income per common share....                                                           $    0.30
   Number of shares used in per share                                                                  =========
      calculation:
   Basic                                               2             2             2        10,708        11,733        15,850
   Diluted                                             2             2             2        10,708        11,810        15,850


                                                                    AS OF DECEMBER 31,
                                                 1994          1995         1996(4)       1997           1998
                                              ---------     ---------     ---------     ---------     ---------
                                                                     (In thousands)
Balance Sheet Data:
   Total assets.............................  $   4,044     $   5,429     $  20,386     $  74,913     $  85,346
   Long-term debt, less current maturities..        434           341        10,574        14,558        14,371


----------------------------------
 (1) The step-up to fair value of the assets acquired in the OGC Acquisition resulted in increased depreciation reported by the Company, which is included in operating expenses. In order to finance the OGC Acquisition, the Company incurred additional indebtedness, which resulted in additional interest expense.
 (2) Reflects an increase in interest expense as a result of the incurrence of indebtedness to finance the repurchase of outstanding preferred units of OMNI Geophysical and the distribution to the members of OMNI Geophysical, as if such event had occurred on January 1, 1997.
 (3) Each of OGC, OMNI Geophysical and American Aviation was an S corporation or a limited liability company exempt from income tax at the entity level, and thus the historical financial statements prior to December 4, 1997 show no provision for income taxes. Effective December 4, 1997, the Company became subject to income taxes at the corporate level. This pro forma adjustment reflects a provision for income taxes on the Company's net income at a combined federal and state tax rate of 40%.
 (4) Includes the stepped-up fair value of the assets and liabilities purchased in the OGC Acquisition.
 (5) The weighted average number of shares of common stock for the Successor periods in the table above, excluding the year ended December 31, 1998, give effect to the Share Exchange discussed in Item 1.

              -----------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed under the heading "Cautionary Statements." "Forward looking statements" provided by the Company pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

      This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

GENERAL

      DEMAND. Demand for the Company's services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data. The level of activity among geophysical companies is primarily influenced by the level of capital expenditures by oil and gas companies for seismic data acquisition activities. A number of factors affect the decision of oil and gas companies to pursue the acquisition of seismic data, including
(i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies' interest in obtaining the information is also a factor as some geophysical companies will acquire seismic data on a speculative basis.

      Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool resulted in significantly increased seismic activity throughout the Transition Zone. Due to this increased demand, the Company significantly increased its capacity as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services and adversely affected results of operations. During the last nine months, management has taken a number of steps to reduce its capacity and related operating levels in response to the recent sales levels.

RESULTS OF OPERATIONS

      The following discussion provides information related to the results of operations of the Company and OMNI Geophysical.

      YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

                                                YEAR ENDED            YEAR ENDED
                                             DECEMBER 31, 1997    DECEMBER 31, 1998
                                             -----------------    -----------------
Operating revenue............................    $  49,591           $  73,207
Operating expense............................       36,302              57,724
                                                 ---------           ---------

Gross profit.................................       13,289              15,483
General and administrative expenses..........        5,122              13,226
Asset impairment and other charges...........         ---                3,379
                                                 ---------           ---------

Operating income (loss)......................        8,167              (1,122)
Interest expense.............................        1,866               1,683
Other income.................................           37                 281
                                                 ---------           ---------

Income (loss) before income taxes and
   extraordinary item........................        6,338              (2,524)
Income tax expense (benefit).................          403                (706)
                                                 ---------           ---------

Income (loss) before extraordinary item......        5,935              (1,818)
Extraordinary expense from early
   extinguishment of debt, net of tax........           84                ---
                                                 ---------           ---------

Net income (loss), including minority interest       5,851              (1,818)
Loss of minority interest....................         ---                  (18)
                                                 ---------           ---------

Net income (loss)............................    $   5,851           $  (1,800)
                                                 =========           =========

      Operating revenues increased 48%, or $23.6 million, from $49.6 million to $73.2 million for the years ended December 31, 1997 and 1998, respectively. This increase was due primarily to increased activity during the first six months of the year. Operating revenues from the Company's drilling, aviation and survey divisions increased by $7.7 million, $6.7 million and $8.0 million, respectively, as compared to the year ended December 31, 1997. Total revenues for the year ended 1998 were $48.8 million, $11.1 million and $12.1 million for the drilling, aviation and survey divisions, respectively. The Company's South American joint venture, completed effective July 1, 1998, produced revenues of $1.2 million.

      Operating expenses increased 59% to $57.7 million in 1998 from $36.3 million in 1997. Operating payroll increased 62%, or $9.6 million, to $25.1 million for the year ended December 31, 1998, due to a 43% increase in the average number of employees, from 464 in the year ended December 31, 1997 to 665 in the year ended December 31, 1998. Contract services increased $2.9 million, from $1.4 million to $4.3 million for the years ended December 31, 1997 and 1998, respectively, primarily due to increased demand for surveyors beyond the survey division's staff capabilities. Explosives expense increased $0.6 million to $4.3 million for the year ended December 31, 1998 due to the increase in drilling jobs during the year. Insurance expense was $1.9 million for the year ended December 31, 1998, a 58% increase over December 31, 1997 expense of $1.2 million due to fleet additions in the aviation division and increases in the number of personnel and vehicles. Repairs and maintenance expense increased 98% to $9.1 million for the year ended December 31, 1998, and, depreciation expense increased 96% to $4.5 million for the year ended December 31, 1998. These increases of $4.5 million and $2.2 million for repairs and maintenance and depreciation, respectively, are a result of increases in the number and utilization of drilling, aviation and support equipment. Rentals and lease expense increased $0.8 million to $2.4 million for the year ended December 31, 1998 from $1.6 million for the year ended December 31, 1997 primarily due to increases in vehicle leases resulting from increased activity.

      Gross profit increased $2.2 million, or 17%, from $13.3 million to $15.5 million for the years ended December 31, 1997 and 1998, respectively. Gross margins fell from 27% in 1997 to 21% in 1998, as a result of the rapid growth during the year related to increases in personnel and equipment and the completion of nine acquisitions and a joint venture, beginning in 1997.

      General and administrative expenses increased $8.1 million from $5.1 million in the December 31, 1997 year to $13.2 million for the year ended December 31, 1998. Increases in payroll, payroll taxes and insurance expenses accounted for 44% of this growth as they increased to $6.3 million for the year ended December 31, 1998 from $2.7 million for the year ended December 31, 1997. This increase is primarily due to increases in executive management and other personnel to meet the demands imposed by the rapid growth of the Company in recent periods, many of which had been deferred as a private company. However, due to the recent decline in the market environment, the Company has realized a significant reduction in the workforce and has implemented a 45% decrease in management payroll costs. These changes should result in an estimated $1.0 million in annual savings for 1999. Also, as a result of heightened activity levels and of being a new public company, the Company recognized an increase of $1.5 million in advertising, promotions, professional services and travel and entertainment expenses from $0.7 million in December 31, 1997 to $2.2 million in December 31, 1998. Supplies, utilities and communications expense increased $0.7 million from $0.6 million to $1.3 million for the years ended December 31, 1997 and 1998, respectively, for the same reasons. Bad debt expense increased $1.0 million to $1.2 million in December 31, 1998. Of this increase, $0.6 million is related to the evaluation of certain accounts receivable in the third quarter of 1998. As a result of the acquisitions completed during 1997 and 1998, amortization expense increased $0.5 million, from $0.2 million to $0.7 million, for the years ended December 31, 1997 and 1998, respectively. Taxes and licenses expense was $0.2 million in 1998, due to franchise taxes. Because of the status of OMNI Geophysical as an L.L.C., there was no related expense for 1997.

     In response to recent market conditions and the resultant decline in certain asset utilization of the Company's equipment, the Company evaluated certain of its assets for realizability. The related asset impairment charges relate to a $1.8 million provision for fixed assets, primarily nine drilling units which became impaired due primarily to reduced demand and environmental impact factors which have restricted their future use; a $1.3 million write-off of seismic data held for sale which became impaired due to recent price declines; and a $0.6 million additional provision for uncollectible accounts receivable.

     In addition, in response to anticipated future market conditions, the Company's senior management and Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies. The plan involves several factors including the restructuring of senior management and the closing and relocation of certain of its operational facilities. Accordingly, the Company has recorded an accrual of severance and lease exit costs of $0.3 million, and future related severance costs will be charged against this reserve as they are incurred.

     The $0.6 million provision for uncollectible accounts receivable is reported in general and administrative expenses and the remaining charges are reported as asset impairment and other charges in the accompanying Consolidated Statements of Income.

      Interest expense decreased 11%, or $0.2 million from $1.9 million for the year ended December 31, 1997 to $1.7 million for the year ended December 31, 1998. This decrease was due to lower average interest rates on similar weighted average debt outstanding.

      Income tax expense was $0.4 million in 1997, compared to an income tax benefit of $0.7 million in 1998.


      THE COMBINED YEAR ENDED DECEMBER 31, 1996 (OGC 201-DAY PERIOD ENDED JULY 19, 1996 AND OMNI GEOPHYSICAL 165-DAY PERIOD ENDED DECEMBER 31, 1996) COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 (IN THOUSANDS OF DOLLARS)

     OMNI Geophysical acquired substantially all of the assets and liabilities of OGC in the OGC Acquisition on July 19, 1996. In order to provide comparable historical periods for 1996, management has combined the results of operations of OGC for the 201-day period ended July 19, 1996 with the results of operations of OMNI Geophysical for the 165-day period ended December 31, 1996.

                                           COMBINED
                                          YEAR ENDED            YEAR ENDED
                                       DECEMBER 31, 1996     DECEMBER 31, 1997
                                       -----------------     -----------------
                                           (unaudited)

Operating revenue.......................   $  20,959             $  49,591
Operating expense.......................      14,928                36,302
                                           ---------             ---------

Gross profit............................       6,031                13,289
General and administrative expenses.....       1,839                 5,122
                                           ---------             ---------

Operating income........................       4,192                 8,167
Interest expense........................         588                 1,866
Other income............................          26                    37
                                           ---------             ---------

Income before income taxes and
   extraordinary item...................       3,630                 6,338
Income tax expense......................          -                    403
                                           ---------             ---------

Income before extraordinary item........       3,630                 5,935
Extraordinary expense from early
   extinguishment of debt, net of tax...          -                     84
                                           ---------             ---------

Net income..............................   $   3,630             $   5,851
                                           =========             =========

      Operating revenues increased 136%, from $21.0 million for the year ended December 31, 1996 to $49.6 million for the year ended December 31, 1997. Internal growth resulting from the increase in industry demand for 3-D seismic data in the Transition Zone accounted for approximately $17.0 million, or 59%, of this increase. In order to meet this demand, the Company added 49 seismic drilling units for use in the Transition Zone during 1997, a 79% increase from the number of such units owned by the Company at the end of 1996. The remaining increase was due to the increase in the Company's operations resulting from the six acquisitions completed during 1997. These six acquisitions broadened the Company's operations to include helicopter support operations and survey services. In addition, the Company added the Rocky Mountain region as a primary service area. The Company's aviation division contributed approximately $4.4 million in revenues, while the Company's survey and Rocky Mountain seismic drilling divisions generated revenues of $4.1 million and $3.1 million, respectively in 1997. The Company employed 308 employees for both field and administrative operations at December 31, 1996 compared to 602 at December 31, 1997, a 95% increase.

      Operating expenses increased 144%, from $14.9 million in 1996 to $36.3 million in 1997, due to both internal growth of the Company's operations from 1996 to 1997 and the expanded scope of the Company's operations that resulted from the acquisitions described above. Total payroll expense increased 135% in 1997, to $15.5 million from $6.6 million in 1996, due to the significant increase in the size of the Company's workforce. Repairs and maintenance costs were $4.6 million in 1997, a 130% increase over 1996 repairs and maintenance costs of $2.0 million, primarily due to the increase in the number and utilization of the Company's seismic drilling and transportation equipment. Explosives costs increased 185% in 1997, to $3.7 million from $1.3 million in 1996, due to an increase in the number of projects for which the Company provided explosives. Depreciation expense increased $1.3 million, or 130%, from $1.0 million in 1996 to $2.3 million in 1997 due to the increased number of seismic drilling and support equipment units owned by the Company, the stepped-up basis in such units that resulted from the OGC Acquisition and the addition of the aircraft acquired from American Aviation. Contract services increased 180%, or $0.9 million, from $0.5 million in 1996 to $1.4 million in 1997, primarily due to the survey division's need for additional surveyors. Increased operations resulting from increased demand for the Company's services and the acquisitions led to an increase of $0.5 million, or 50%, in supplies expense from $1.0 million in 1996 to $1.5 million in 1997. Rental and lease expense also increased in 1997 to $1.6 million from $0.6 million in 1996. The remaining increase in operating expenses was primarily related to the increase in the size and scope of the Company's operations, including a $0.7 million, or 140%, increase in insurance expense and a $0.8 million, or 100%, increase in fuel expense.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Company had approximately $3.3 million in cash compared to approximately $8.7 million at December 31, 1997. The Company had working capital of approximately $5.7 million at December 31, 1998 compared to approximately $11.5 million at December 31, 1997. The decrease in working capital was due primarily to higher than normal levels of cash at December 31, 1997 as a result of the completion of its initial public offering of common stock in December 1997. Cash generated from operations was $6.1 million for the year ended December 31, 1998 compared to $4.9 million for the year ended December 31, 1997.

      The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility provided the Company with an $11.0 million term loan, a $10.0 million revolving line of credit to finance working capital requirements and a $9.0 million line of credit to finance capital expenditures and acquisitions. The loans under the Hibernia Facility bear interest at LIBOR plus an applicable margin (currently 2.0%) which is calculated quarterly and is based on the Company's ratio of average funded debt to earnings before interest, taxes and depreciation and amortization. The applicable margin can range from 1.25% to 2.25%. The Hibernia Facility has a final maturity of January 20, 2000, is required to be guaranteed by all of the Company's subsidiaries, requires the Company to maintain certain financial ratios, imposes certain limitations on the Company's ability to pay cash dividends and is collateralized by a mortgage on the Company's land and buildings and by substantially all of the Company's assets not used as collateral for the CIT Loans, as defined below. As of February 28, 1999, the Company had approximately $18.1 million outstanding under the Hibernia Facility.

      On October 30, 1998, the Hibernia Facility was amended to provide the Company with a $6.6 million bridge loan. This loan bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (currently 2.0%) and has a maturity date of April 28, 1999. As of February 28, 1999, the Company had approximately $2.6 million outstanding under this loan.

      As of February 28, 1999, the Company also had approximately $8.9 million in other loans outstanding, the majority of which (approximately $4.6 million) are owed pursuant to agreements with CIT, consisting of several asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $3.3 million bears interest at LIBOR plus 3.75% (the "Variable Rate") and matures on July 19, 2001. The proceeds of this portion of the loans were used to finance a portion of the OGC Acquisition, and the assets acquired serve as collateral. The remaining portion of the CIT Loans were borrowed pursuant to an additional commitment from the lender of up to $4,000,000 or 90% of the cost of the collateral securing amounts advanced under this commitment. As of February 28, 1999, $1.8 million of this commitment had been advanced. Amounts advanced under this commitment bear interest at LIBOR plus 3.0% and are collateralized by various seismic drilling, support equipment and aircraft.

      As of December 31, 1998, the Company was in violation of certain of its covenants under these agreements. During March 1999, these violations were waived by Hibernia and CIT and certain terms of the loan agreements with Hibernia were restructured. The most significant of these terms involved the requirement to repay $10.0 million on or before July 15, 1999 and the revision of certain of the financial covenants. The Company intends on extending the maturities of all of its indebtedness under the Hibernia Facility, partially through planned refinancing with other lenders. If the Company is unable to extend its maturities and/or refinance the Hibernia Facility, it may be necessary for the Company to seek additional capital and/or sell operating assets or divisions to raise funds to satisfy its debt obligations.
Management believes that the Company will be able to obtain appropriate financing for its operations, although there can be no assurance.

      In February 1999, the Company privately placed $2.5 million in subordinated debentures with an affiliate of the Company. The proceeds were used for cash reserves and general corporate purposes. The notes bear interest at 12% per annum, and mature on March 1, 2004. In connection with these debentures, the Company issued warrants to purchase up to 800,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004.

      As of February 28, 1999, remaining indebtedness includes: (i) $80,000 owed to Delta Surveys, Inc. (8.5% interest rate; March 31, 2000 maturity date),
(ii) $75,000 incurred in connection with the formation of OMNI Geophysical (March 1, 2001 maturity date), and (iii) approximately $1,600,000 owed to finance and insurance companies incurred to finance certain of the Company's insurance premiums.

      Historically, the Company's capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, the purchase of helicopters and business acquisitions. The Company made capital expenditures of approximately $24.2 million to purchase or construct new assets during the year ended December 31, 1998, including $2.2 million in cash and stock for the acquisition of Eagle Surveys International, Inc., $1.2 million in cash and stock for the acquisition of Coastal Turbines, Inc., $0.9 million in cash for the acquisition of Hamilton Drill Tech, Inc. and $4.3 million in cash, stock and equipment for the Bolivian joint venture, $9.1 million for drilling and support equipment, $0.9 million for survey and support equipment, $4.6 million for helicopters and aviation support equipment, and $1.0 million for the expansion of corporate headquarters.

      The  Company   currently   expects   to   make  capital  expenditures  of
approximately $1.5 million in 1999. As of February 28, 1999, the Company is committed to $0.2 million of the estimated capital expenditures for 1999.

IMPACT OF YEAR 2000 COMPLIANCE

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

     STATE OF READINESS. The Company has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of the Company, particularly for accounting and operations control. Progress of the Y2K plan is being monitored by senior management. The Company believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

      The majority of computerized date-sensitive hardware and software components used by the Company are covered by maintenance contracts with the vendors who originally implemented them. Almost all of these vendors have been contacted regarding Y2K Compliance of their products. Where necessary, software modifications to ensure compliance will be provided by the appropriate vendors under their maintenance contracts.

     INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS. The bulk of computerized business systems processing is provided through commercial third party software licensed by the Company. This software has been tested for compliance and the Company believes that it is Y2K Compliant. Additionally, the Company is currently in the process of investigating more sophisticated accounting software packages to meet their reporting and operational needs. The software conversion is scheduled for completion during the second quarter of 1999. An assessment of all embedded systems contained in the Company's buildings, equipment and other infrastructure has been completed. These assessments revealed the need to upgrade the current phone system. This process will be completed by the second quarter of 1999.

     THIRD  PARTY  RISKS.   The  Company's  computer  systems  are  not  widely
integrated with the systems of its suppliers or customers. The primary potential Y2K risk attributable to third parties would be from a temporary disruption in certain material and services provided by third parties. The Company has contacted all significant vendors regarding the vendor's state of readiness and contingency plans. To date, no material adverse information has been received. Additionally, effective November 1, 1998, Y2K Compliance requirements have been included in all purchasing contracts.

     COSTS TO ADDRESS THE Y2K ISSUES. Based on current information, the Company believes that the cost of Y2K Compliance will not be significant and will be provided for through its normal operating and capital budgets. These estimates are management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modifications and other factors. There can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on the Company.

     RISKS OF THE Y2K ISSUES. Based on preliminary risk assessment work conducted thus far, the Company believes the most likely Y2K related failures would probably be temporary disruptions in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations.

     CONTINGENCY PLANS. Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas will be developed, as needed beginning in the second quarter of 1999. However, there can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

CAUTIONARY STATEMENTS

      This Annual Report contains "forward-looking statements". Such statements include, without limitation, statements regarding the Company's expectations regarding revenue levels, profitability and costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities.

      Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the Company's dependence on activity in the oil and gas industry, risks associated with the Company's rapid growth, the absence of a combined operating history of the Company and the companies it has recently acquired whose operations differ in many cases from the Company's traditional Transition Zone seismic drilling operations, risks associated with the Company's acquisition strategy, dependence on a relatively small number of significant customers, seasonality and weather risks, the hazardous conditions and difficult terrain in which the Company operates, risks associated with the Company's international expansion, and risks arising from year 2000 information technology issues. Many of these factors are beyond the control of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information about the Company's future maturities of principal for outstanding debt instruments and fair value at December 31, 1998. All instruments described are non-trading instruments.

Dollars in thousands            1999       2000        2001        2002        2003
                              -------    -------     -------     -------     -------
Long-term debt
  Fixed Rate                     263         276          44        ---         ---
    Average interest rate       6.8%        6.8%        6.0%
  Variable Rate                5,543      12,608       1,148         295        ---
    Average interest rate       7.9%        7.6%        8.7%        8.2%

Short-term debt
  Fixed Rate                   1,472        ---         ---         ---         ---
    Average interest rate       2.9%        ---         ---         ---         ---
  Variable Rate                2,639        ---         ---         ---         ---
    Average interest rate       7.3%        ---         ---         ---         ---

FOREIGN CURRENCY RISKS

      Although the majority of the Company's transactions are in U.S. dollars, the Company does have one subsidiary which conducts its operations in Canadian dollars. Currently, the South American joint venture transacts all of its activity in U.S. dollars. The Company currently does not use any off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in Canada. Currently, the Company's operations in Canada are not significant to the consolidated operations of the Company, and the Canadian dollar is not considered to be highly inflationary.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                PAGE
                                                                          ----

Report of Independent Public Accountants................................... 22
Consolidated Balance Sheets as of December 31, 1997 and 1998............... 23
Consolidated Statements of Income for the 201-day Period Ended
      July 19, 1996, the 165-day Period Ended December 31, 1996,
      and for the Years Ended December 31, 1997 and 1998................... 25
Consolidated Statements of Changes in Equity for the 201-day Period
      Ended July 19, 1996, the 165-day Period Ended December 31, 1996,
      and for the Years Ended December 31, 1997 and 1998................... 26
Consolidated Statements of Cash Flows for the 201-day Period Ended
      July 19, 1996, the 165-day Period Ended December 31, 1996,
      and for the Years Ended December 31, 1997 and 1998................... 27
Notes to Financial Statements.............................................. 28

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of OMNI Energy Services Corp.:

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. and subsidiaries (a Louisiana corporation, the "Company"), formerly OMNI Geophysical, L.L.C. and successor to OMNI Geophysical Corporation ("Predecessor") as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in equity for the years ended December 31, 1998 and 1997 and the 165-day period ended December 31, 1996. In addition, we have audited the consolidated statements of income, cash flows and changes in equity for the 201-day period ended July 19, 1996 of Predecessor. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, (a) the financial position of OMNI Energy Services Corp. and subsidiaries as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 and the 165-day period ended December 31, 1996 and (b) the results of operations and cash flows for OMNI Geophysical Corporation for the 201-day period ended July 19, 1996, all in conformity with generally accepted accounting principles.





                                                            ARTHUR ANDERSEN LLP



New Orleans, Louisiana,
February 11, 1999

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1998




                                           December 31,   December 31,
ASSETS                                        1997            1998
------                                     -----------    -----------
                                             (Thousands of Dollars)
CURRENT ASSETS:
   Cash and cash equivalents                 $  8,723      $  3,333
   Accounts receivable, net                    11,958         9,691
   Deferred tax asset                             212           851
   Parts and supplies inventory                 2,988         6,113
   Prepaid expenses and other                   1,753         3,216
                                             --------      --------
      Total current assets                     25,634        23,204
                                             --------      --------

PROPERTY AND EQUIPMENT:
   Land                                           359         1,209
   Building and improvements                    3,949         5,542
   Drilling, field and support equipment       21,940        28,383
   Shop equipment                                 408         1,140
   Office equipment                               582         1,443
   Aircraft                                     9,266        10,592
   Vehicles                                     3,448         3,956
   Construction in progress                       800           572
                                             --------      --------
                                               40,752        52,837
   Less:  accumulated depreciation              2,909         6,596
                                             --------      --------
      Total property and equipment, net        37,843        46,241
                                             --------      --------

OTHER ASSETS:
   Goodwill, net                               10,680        15,406
   Other                                          756           495
                                             --------      --------
      Total other assets                       11,436        15,901
                                             --------      --------
      Total assets                           $ 74,913      $ 85,346
                                             ========      ========



            The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1998





                                                  December 31,     December 31,
LIABILITIES AND EQUITY                               1997              1998
                                                  -----------      -----------
                                                     (Thousands of Dollars)
CURRENT LIABILITIES:
   Current maturities of long-term debt            $   5,713        $   9,917
   Accounts payable                                    5,998            6,276
   Accrued expenses                                    2,409            1,204
   Due to affiliates and shareholders                   ---               100
                                                   ---------        ---------
      Total current liabilities                       14,120           17,497
                                                   ---------        ---------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities            14,558           14,371
   Line of credit                                       ---             4,315
   Due to affiliate and shareholders                    ---               900
   Deferred taxes                                      1,650            2,092
                                                   ---------        ---------
      Total long-term liabilities                     16,208           21,678
                                                   ---------        ---------

TOTAL LIABILITIES                                     30,328           39,175
                                                   ---------        ---------
MINORITY INTEREST                                       ---               600
                                                   ---------        ---------
COMMITMENTS AND CONTINGENCIES

EQUITY:
    Common Stock, $.01 par value, 45,000,000
      shares authorized; 15,726,282 and
      15,958,627 issued and outstanding at
      December 31, 1997 and 1998, respectively           157              160
    Preferred Stock, $.01 par value,
      5,000,000 shares authorized; none
      issued and outstanding                            ---              ---
    Additional paid-in capital                        44,038           46,885
    Accumulated other comprehensive income              ---               (64)
    Retained earnings                                    390           (1,410)
                                                   ---------        ---------

      Total equity                                    44,585           45,571
                                                   ---------        ---------
      Total liabilities and equity                 $  74,913        $  85,346
                                                   =========        =========



            The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
        CONSOLIDATED STATEMENTS OF INCOME FOR THE 201-DAY PERIOD ENDED
          JULY 19, 1996, THE 165-DAY PERIOD ENDED DECEMBER 31, 1996,
              AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


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

                                           Predecessor                     Successor
                                           -----------     ------------------------------------------
                                             201-Day          165-Day
                                           Period Ended    Period Ended    Year Ended     Year Ended
                                            July 19,        December 31,   December 31,   December 31,
                                              1996             1996            1997           1998
                                           -----------     ------------    ------------   ------------
                                                        (Thousands of Dollars)
Operating revenue                          $   10,017       $   10,942      $   49,591     $   73,207
Operating expense                               6,814            8,114          36,302         57,724
                                           ----------       ----------      ----------     ----------
   Gross profit                                 3,203            2,828          13,289         15,483

General and administrative expense                789            1,050           5,122         13,226
Asset impairment and other charges               ---              ---             ---           3,379
                                           ----------       ----------      ----------     ----------
   Operating income (loss)                      2,414            1,778           8,167         (1,122)

Interest expense                                  151              437           1,866          1,683
Other income                                        6               20              37            281
                                           ----------       ----------      ----------     ----------
                                                 (145)            (417)         (1,829)        (1,402)
   Income (loss) before taxes and          ----------       ----------      ----------     ----------
     extraordinary item                         2,269            1,361           6,338         (2,524)

Income tax expense (benefit)                     ---              ---              403           (706)
                                           ----------       ----------      ----------     ----------
Income (loss) before extraordinary item         2,269            1,361           5,935         (1,818)
Extraordinary expense from early
   extinguishment of debt, net of tax            ---              ---               84           ---
                                           ----------       ----------      ----------     ----------
Income (loss) before minority interest          2,269            1,361           5,851         (1,818)
Loss of minority interest                        ---              ---             ---             (18)
                                           ----------       ----------      ----------     ----------
      Net income (loss)                    $    2,269       $    1,361      $    5,851     $   (1,800)
                                           ----------       ----------      ----------     ----------

Preferred dividend requirements            $     ---        $     (180)     $     (391)    $     ---
                                           ----------       ----------      ----------     ----------
Income (loss) applicable to common shares  $    2,269       $    1,181      $    5,460     $   (1,800)
                                           ==========       ==========      ==========     ==========

Basic earnings (loss) per common share:
   Before extraordinary item               $    1,135       $     0.11      $     0.47     $    (0.11)
   Extraordinary item, net of tax                ---              ---            (0.01)          ---
                                           ----------       ----------      ----------     ----------
      Net income (loss) per common share:  $    1,135       $     0.11      $     0.46     $    (0.11)
                                           ==========       ==========      ==========     ==========
UNAUDITED PRO FORMA DATA:
Income before taxes and extraordinary
   item, reported above                    $    2,269       $    1,361      $    6,338
Pro forma interest expense                       ---              ---             (345)
Pro forma provision for income taxes
   related to operations as a
   non-taxable corporate entity                  (908)            (544)         (2,400)
                                           ----------       ----------      ----------
Pro forma net income                       $    1,361       $      817      $    3,593
                                           ==========       ==========      ==========

Pro forma net income per common share                                       $      .30
                                                                            ==========

Pro forma weighted average common shares                                    11,810,016
                                                                            ==========

            The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
   CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE  201-DAYPERIOD ENDED
          JULY 19, 1996, THE 165-DAY PERIOD ENDED DECEMBER 31, 1996,
              AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


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



                                                                                                ACCUMULATED
                                 COMMON STOCK     PREFERRED UNITS     COMMON UNITS   ADDITIONAL    OTHER
                                ---------------   ---------------    --------------   PAID-IN  COMPREHENSIVE  RETAINED
                                SHARES   AMOUNT    UNITS   AMOUNT    UNITS   AMOUNT   CAPITAL     INCOME      EARNINGS   TOTAL
                                ------   ------    -----   ------    -----   ------   -------  -------------  --------   -----
PREDECESSOR:                                                  (Thousands of Dollars)
------------
BALANCE, December 31, 1995      2,000    $   6     ---    $ ---       ---    $ ---    $  ---      $ ---      $  2,857  $  2,863
  Add - net income               ---      ---      ---      ---       ---      ---       ---        ---         2,269     2,269
  Deduct- distributions to
    shareholders                 ---      ---      ---      ---       ---      ---       ---        ---          (881)     (881)
                              -------  -------  -------  -------   -------  -------   -------    -------     --------  --------
BALANCE, July 19, 1996          2,000        6     ---      ---       ---      ---       ---        ---         4,245     4,251
SUCCESSOR:
----------
BALANCE, July 19, 1996          2,000        6     ---      ---       ---      ---       ---        ---         4,245     4,251
  Deduct - adjustments to
    reflect purchase of
    predecessor                (2,000)      (6)    ---      ---       ---      ---       ---        ---        (4,245)   (4,251)
  Add - initial capital
        contribution             ---      ---     4,000    4,000   101,263        1      ---        ---          ---      4,001
      - net income               ---      ---      ---      ---       ---      ---       ---        ---         1,360     1,360
  Deduct - distribution to
    members                      ---      ---      ---      ---       ---      ---       ---        ---           (18)      (18)
                              -------  -------  -------  -------   -------  -------   -------    -------     --------  --------
BALANCE, December 31, 1996       ---      ---     4,000    4,000   101,263        1      ---        ---         1,342     5,343
  Add - sale of common units     ---      ---      ---      ---      2,000     ---         78       ---          ---         78
      - sale of preferred units  ---      ---     1,000    1,000      ---      ---       ---        ---          ---      1,000
      - issuance of common units ---      ---      ---      ---     10,213     ---      6,415       ---          ---      6,415
  Deduct - contribution of
           undistributed
           retained earnings from
           OMNI due to change
           in tax status         ---      ---      ---      ---       ---      ---        302       ---          (302)     ---
         - distributions to
           common unitholders    ---      ---      ---      ---       ---      ---       ---        ---        (5,930)   (5,930)
         - payment of preferred
           dividends             ---      ---      ---      ---       ---      ---       ---        ---          (571)     (571)
         - retirement of
           preferred units       ---      ---    (5,000)  (5,000)     ---      ---       ---        ---          ---     (5,000)
  Share exchange           12,000,000      120     ---      ---   (113,476)      (1)     (119)      ---          ---        ---
  Add - public offering
        of shares           3,450,000       34     ---      ---       ---      ---     34,241       ---          ---     34,275
      - issuance of common
        shares for
        acquisitions          276,282        3     ---      ---       ---      ---      3,037       ---          ---      3,040
      - deferred compensation
        expense                  ---      ---      ---      ---       ---      ---         84       ---          ---         84
      - net income               ---      ---      ---      ---       ---      ---       ---        ---         5,851     5,851
                              -------  -------  -------  -------   -------  -------   -------    -------     --------  --------
BALANCE, December 31,1997  15,726,282      157     ---      ---       ---      ---     44,038       ---           390    44,585
  Add - issuance of common
        shares for acquisistions
        and joint venture     213,532        3     ---      ---       ---      ---      2,672       ---          ---      2,675
      - deferred compensation
        expense                  ---      ---      ---      ---       ---      ---        144       ---          ---        144
      - stock options
        exercised              18,813     ---      ---      ---       ---      ---         42       ---          ---         42
  Deduct - initial public
        offering costs           ---      ---      ---      ---       ---      ---        (11)      ---          ---        (11)
Comprehensive income:
       - net loss                ---      ---      ---      ---       ---      ---       ---        ---        (1,800)   (1,800)
       - foreign currency
         translation adjustments ---      ---      ---      ---       ---      ---       ---         (64)        ---        (64)
                              -------  -------  -------  -------   -------  -------   -------    -------     --------  --------
Total comprehensive income       ---      ---      ---      ---       ---      ---       ---        ---          ---     (1,864)
                              -------  -------  -------  -------   -------  -------   -------    -------     --------  --------
BALANCE, December 31,1998 $15,958,627  $   160     ---   $  ---       ---   $  ---   $ 46,885    $   (64)    $ (1,410) $ 45,571
                          ===========  =======  =======  =======   =======  =======  ========    =======     ========  ========



             The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 201-DAY PERIOD ENDED
          JULY 19, 1996, THE 165-DAY PERIOD ENDED DECEMBER 31, 1996,
              AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

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

                                                    Predecessor                    Successor
                                                    ------------   ----------------------------------------
                                                       201-Day        165-Day
                                                    Period Ended   Period Ended   Year Ended    Year Ended
                                                      July 19,     December 31,  December 31,  December 31,
                                                        1996           1996          1997          1998
                                                    ------------   ------------  ------------  ------------
                                                                    (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $   2,269       $   1,361     $   5,851    $  (1,800)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities-
 Depreciation                                              275             674         2,259        4,472
 Amortization                                             ---               23           252          739
 Loss on fixed asset dispositions                            1              17            39          105
 Deferred compensation                                    ---             ---             84          144
 Provision for bad debts                                  ---              110           151          995
 Minority interest                                        ---             ---           ---           (18)
 Property, plant and equipment impairment charges         ---             ---           ---         1,473
 Deferred taxes                                           ---             ---            179         (833)
Changes in operating assets and liabilities-
 Decrease (increase) in assets-
     Receivables - Trade                                (1,896)           (341)       (4,340)       4,475
     Receivables - Other                                    22            ---           (622)         734
     Inventory                                            (157)           (302)       (1,710)      (2,060)
     Prepaid expenses                                       93            (639)         (849)       1,195
     Other                                                  19            (492)         (661)        (532)
 Increase (decrease) in liabilities-
     Accounts payable and accrued expenses                 874             195         4,341       (2,471)
     Unearned revenue                                     ---             ---           ---          (638)
     Due to affiliates and stockholders/members            (44)           ---            (29)         100
                                                     ---------       ---------     ---------    ---------
        Net cash provided by operating activities        1,456             606         4,945        6,080
                                                     ---------       ---------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash received                       ---          (10,948)       (3,193)      (4,996)
 Proceeds from disposal of fixed assets                      4              25           579        3,933
 Purchase of fixed assets                               (1,438)         (2,539)      (16,398)     (15,644)
                                                     ---------       ---------     ---------    ---------
        Net cash used in investing activities           (1,434)        (13,462)      (19,012)     (16,707)
                                                     ---------       ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                2,771           9,540        27,283       10,577
 Principal payments on long-term debt                   (1,135)           (987)      (26,268)      (9,643)
 Net borrowings/(payments) on line of credit            (1,003)            360        (2,116)       4,314
 Capital contributions                                    ---            4,001         1,078         ---
 Distributions to stockholders/members                    (881)            (19)       (6,501)        ---
 Retirement of preferred units                            ---             ---         (5,000)        ---
 Net proceeds from public offering                        ---             ---         34,275         ---
                                                     ---------       ---------     ---------    ---------
        Net cash provided by (used in)financing
        activities                                        (248)         12,895        22,751        5,248
                                                     ---------       ---------     ---------    ---------
  Effect of exchange rate changes in cash                 ---             ---           ---           (11)
NET INCREASE (DECREASE) IN CASH                           (226)             39         8,684       (5,390)
CASH, at beginning of period                               300            ---             39        8,723
                                                     ---------       ---------     ---------    ---------
CASH, at end of period                               $      74       $      39     $   8,723    $   3,333
                                                     =========       =========     =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                               $     133       $     443     $   1,771    $   1,681
                                                     =========       =========     =========    =========
CASH PAID FOR TAXES                                  $    ---        $    ---      $    ---     $   2,395
                                                     =========       =========     =========    =========

             The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------
OMNI Energy Services Corp., a Louisiana corporation, (the "Company") was formed on September 11, 1997. On December 4, 1997 the Company issued 12,000,000 shares of its common stock in exchange for all of the outstanding common units of OMNI Geophysical, L.L.C. ("OMNI"), and options to purchase 118,018 shares of the Company's common stock were issued in exchange for options to acquire common units of OMNI (the "Share Exchange"). In December 1997, after completion of the Share Exchange, the Company publicly offered for sale 3,450,000 shares of common stock.

OMNI was formed in 1996 as a Louisiana limited liability company. OMNI acquired substantially all of the assets and liabilities of OMNI Geophysical Corporation ("Predecessor") on July 19, 1996. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed recorded at their estimated fair values. The purchase price of approximately $13,300,000 was financed through the sale of preferred units for $4,000,000, the proceeds from a $7,000,000 asset-based loan and a $2,300,000 subordinated note issued to Predecessor. The allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed resulted in goodwill of approximately $219,000 which is being amortized over a 25-year period on a straight-line basis. The accompanying financial statements include Predecessor's results of operations for the 201-day period ended July 19, 1996.

All material intercompany accounts and transactions have been eliminated in these financial statements. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

NATURE OF BUSINESS
------------------
The Company is an oilfield service company specializing in providing an integrated range of onshore seismic drilling, helicopter support and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the continental United States. The Company's primary market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast, where the Company is the leading provider of seismic drilling services.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates include asset impairment reserves, useful lives for depreciation and amortization, receivables reserve requirements and the realizability of deferred tax assets. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS
---------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes the implementation of SFAS No. 133 will not have a material effect on its results of operations or financial statement disclosures.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
The Company evaluates its long-lived assets for financial impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their estimated fair values.

REVENUE RECOGNITION
-------------------
The Company recognizes revenues as services are rendered. Revenue from the Company's drilling operations is recognized on a per hole basis. Once the Company has drilled and loaded a source point, revenue from the drilling of such source point is recognized. Similarly, revenue is recognized from the Company's seismic survey operations either on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of the Company's survey crews. The Company's aircraft, which are usually chartered for a guaranteed minimum number of hours per day, generate revenue pursuant to a fixed hourly rate. Generally, the Company invoices its customers twice a month.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers investments with an original maturity of 90 days or less to be cash equivalents. Due to its short-term nature the fair value of cash and cash equivalents approximates its book value.

ACCOUNTS RECEIVABLE
-------------------
Trade and other receivables are stated at net realizable value. The Company grants short-term credit to its customers, primarily geophysical companies.

INVENTORIES
-----------
Inventories consist of parts and supplies used for drilling and aviation equipment and services. All inventories are valued at lower of cost or market.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives and salvage values as follows:

 ASSET CLASSIFICATION                 USEFUL LIFE         SALVAGE VALUE
 --------------------                 -----------         -------------
Buildings and improvements              25 years               ---
Drilling, field and support equipment  5-10 years              10%
Shop equipment                          10 years               ---
Office equipment                        5 years                ---
Aircraft                              10-15 years              25%
Vehicles                               4-5 years               ---

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

At December 31, 1998, the Company had $274,500 in assets held for sale, primarily steel marsh buggies that were revalued in connection with the asset impairment charge recorded in the third quarter of 1998 (See Note 6). The Company expects to dispose of the remaining assets held for sale during 1999.

On March 31, 1998, the Company sold the assets of its fixed wing division for approximately $2.9 million. This transaction had no significant impact on the Company's operating results.

GOODWILL
--------
Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over a twenty-five year period. As of December 31, 1997 and 1998, accumulated goodwill amortization totaled approximately $183,000 and $735,000, respectively. The Company periodically assesses the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to the overall operation of the Company.

INCOME TAXES
------------
Prior to December 4, 1997, OMNI was treated as a partnership for income tax purposes and income taxes were the responsibility of the individual members. Accordingly, no provision for income taxes had been made in the accompanying financial statements.

As previously discussed, on December 4, 1997 the members of OMNI exchanged all of their common units in OMNI for 12,000,000 shares of common stock of the Company. The Share Exchange was accounted for as a reorganization whereby the assets and liabilities transferred were accounted for at their historical cost in a manner similar to that in a pooling-of-interest. As a result, the Company provided for income taxes in the fourth quarter of 1997 and in the year ended December 31, 1998.

FOREIGN CURRENCY TRANSLATION
----------------------------
The Company's Canadian subsidiary maintains its accounting records in its local currency (Canadian Dollar). The currency is converted to United States Dollars with the effect of the foreign currency translation reflected as a component of shareholders' equity in accordance with SFAS No. 52, "Foreign Currency Translation." Currently, all other international activity is transacted in United States Dollars. Foreign currency transaction gains or losses are credited or charged to income, and such amounts are insignificant for the periods presented.

UNAUDITED PRO FORMA DATA
------------------------
Additional interest expense is recorded as a pro forma adjustment to reflect the incurrence of indebtedness to finance the repurchase of outstanding preferred units and the distribution of undistributed earnings of OMNI as if such events had occurred on January 1, 1997.

The pro forma provision for income taxes for OMNI and Predecessor is the result of the application of a combined federal and state income tax rate (40%) to income before income taxes and extraordinary item.


2. ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
   ------------------------------------
The allowance for uncollectible accounts consists of the following:

                                            Balance at      Additions      Write-off of
                                            Beginning       Charged to    Uncollectible    Balance at End
   Description                              of Period        Expense         Amounts         of Period
                                           -----------     -----------     -----------      -----------
December 31, 1998
   Allowance  for uncollectible accounts   $   390,210     $   995,362     $  (310,827)     $ 1,074,745
                                           ===========     ===========     ===========      ===========
December 31, 1997
   Allowance  for uncollectible accounts   $   125,000     $   265,210     $     ---        $   390,210
                                           ===========     ===========     ===========      ===========
December 31, 1996
   Allowance  for uncollectible accounts   $      ---      $   125,000     $     ---        $   125,000
                                           ===========     ===========     ===========      ===========

3. EARNINGS PER SHARE
   ------------------
Pro forma basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. All income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted income from continuing operations per share (dollars and shares in thousands):

                                           PREDECESSOR                    SUCCESSOR
                                          -------------   -------------------------------------------
                                            201-day          165-day
                                             Period       Period  Ended    Year Ended      Year Ended
                                          Ended July 19,   December 31,    December 31,   December 31,
                                              1996            1996             1997           1998
                                          -------------   -------------    ------------   ------------
Income (loss) before extraordinary
item, after minority interest              $    2,269      $    1,361       $    5,935     $   (1,800)
Less:  Preferred dividend requirements            --             (180)            (391)           --
                                           ----------      ----------       ----------     ----------
Income (loss) available to common
  stockholders                             $    2,269      $    1,181       $    5,544     $   (1,800)
                                           ==========      ==========       ==========     ==========
Shares:
  Weighted average number of common
    shares outstanding                              2          10,708           11,733         15,850
  Options                                         --              --                77            --
                                           ----------      ----------       ----------     ----------
  Weighted average number of common
    shares outstanding, plus
    assumed conversion                              2          10,708           11,810         15,850
                                           ==========      ==========       ==========     ==========

Basic earnings (loss) per share            $    1,135      $     0.11       $     0.47     $    (0.11)
                                           ==========      ==========       ==========     ==========

Diluted earnings per share                 $    1,135      $     0.11       $     0.47     $    (0.11)
                                           ==========      ==========       ==========     ==========

The weighted average number of shares of common stock for the Successor periods in the table above, excluding the year ended December 31, 1998, give effect to the Share Exchange discussed in Note 1.

4. LONG-TERM DEBT
   --------------

Long-term debt consists of the following (dollars in thousands):            December 31,
                                                                          1997         1998
                                                                       ---------    ---------
Notes payable to a finance company, variable interest rate with
   $3,583 at LIBOR plus 3.75%.  Remaining portion at LIBOR plus 3.0%;
   interest rates ranging from 8.2% to 9.0% at December 31, 1998 with maturity dates ranging from July 2001 to November 2002, secured
   by various property and equipment                                   $   6,659    $   4,974
Note payable to a bank with interest payable at LIBOR plus 2.0%
   (7.38% at December 31, 1998) maturing January 2000                     10,902        6,682
Construction loan to a bank with interest payable at the lesser of
   Citibank prime plus 0.75% or LIBOR plus 3.75% (8.5% at
   December 31, 1997) collateralized by buildings.  Loan was repaid
   in January, 1998                                                        1,937         ---
Acquisition loan to a bank with interest payable at LIBOR plus 2.0%
   (7.38% at December 31, 1998) maturing January 2000                       ---         7,938
Note payable to a bank with interest payable quarterly at LIBOR plus 2.0% (7.38% at December 31, 1998) with maturity at
   April 28, 1999                                                           ---         2,639
Note payable to an insurance company; monthly payments of $79
   through November 1999                                                    ---           867
Notes payable, interest rates ranging from 6.7% to 7.5%, with
   maturity dates ranging from August 1999 to March 2001                    ---           828
Various notes payable                                                        773          360
                                                                       ---------    ---------
       Total                                                              20,271       24,288
Less:  Current maturities                                                  5,713        9,917
                                                                       ---------    ---------
Long-term debt less current maturities                                 $  14,558    $  14,371
                                                                       =========    =========

Annual maturities of long-term debt during each of the following years ended December 31, are as follows (in thousands):

                       1999          $    9,917
                       2000              12,884
                       2001               1,192
                       2002                 295
                       2003                ---
                                      ---------
                                      $  24,288
                                      =========

The estimated fair value of long-term debt, based on borrowing rates currently available to the Company for notes with similar terms and average maturities, approximated the carrying value as of December 31, 1997 and 1998.

No interest was capitalized for the 201-day period ended July 19, 1996. During the 165-day period ended December 31, 1996 and the years ended December 31, 1997 and 1998, interest in the amount of approximately $44,000, $173,000 and $120,000, respectively, was capitalized to property, plant and equipment.

In  connection   with  the  Company's  initial  public  offering,  during  1997 approximately $23.8 million in debt was retired, resulting in an extraordinary loss of $84,000, net of tax effects of approximately $42,000.

In January 1998, the Company restructured its credit arrangements with its primary bank lender. Under the restructured facility (the "Credit Facility"), the Company refinanced an $11.0 million loan, obtained a $10.0 million revolving line of credit to finance working capital requirements (discussed in Note 5 below), and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions.

In October, 1998, the Company amended the Credit Facility to provide it with a $6.6 million bridge loan. The new loan bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (currently 2.0%) and has a maturity date of April 28, 1999. As of December 31, 1998, the Company had approximately $2.6 million outstanding under the new loan.

The terms of the bank and finance company agreements contain, among other provisions, requirements for maintaining defined levels of working capital, tangible net worth, debt service coverage and funded debt to EBITDA. As of December 31, 1998, the Company was in violation of certain of its covenants under these agreements. These violations were waived by the bank. The Company intends on extending the maturities of all of its indebtedness under the Hibernia Facility, partially through planned refinancing with other lenders. If the Company is unable to extend its maturities and/or refinance the Hibernia Facility, it may be necessary for the Company to seek additional capital and/or sell operating assets or divisions to raise funds to satisfy its debt obligations. Management believes that the Company will be able to obtain appropriate financing for its operations, although there can be no assurance.

5.    LINE OF CREDIT
      --------------
The Company has outstanding a revolving line of credit agreement with a bank. Availability under the agreement is the lower of: (i) $10.0 million or, (ii) the sum of 80% of eligible accounts receivable and advances to finance the purchase of certain parts and supplies. The line bears interest at LIBOR plus an applicable margin, ranging from 1.25% to 2.25% (7.38% at December 31, 1998), and matures on January 20, 2000. The weighted-average interest rate on the line was 9.2% and 7.1% for the years ended December 31, 1997 and 1998, respectively. The line was collateralized by accounts receivable and certain equipment of the Company.

6. ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES
   ------------------------------------------------
In response to recent market conditions and the resultant decline in certain asset utilization of the Company's equipment, the Company evaluated certain of its assets for realizability. The related asset impairment charges relate to a $1.8 million provision for fixed assets, primarily nine drilling units which became impaired due primarily to reduced demand and environmental impact factors which have restricted their future use; a $1.3 million write-off of seismic data held for sale which became impaired due to recent price declines; and a $0.6 million additional provision for uncollectible accounts receivable.

In addition, in response to anticipated future market conditions, the Company's senior management and Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies. The plan involves several factors including the restructuring of senior management and the closing and relocation of certain of its operational facilities. Accordingly, the Company has recorded an accrual of severance and lease exit costs of $0.3 million, and future related severance costs will be charged against this reserve as they are incurred.

The $0.6 million provision for uncollectible accounts receivable is reported in general and administrative expenses and the remaining charges are reported as asset impairment and other charges in the accompanying Consolidated Statements of Income.

7.    RELATED PARTY TRANSACTIONS
      --------------------------
During the year ended December 31, 1998, the Company purchased two operating facilities from a major shareholder for $0.9 million. The debt is non-interest bearing and will be repaid when the Company completes its planned refinancing of its long-term debt.

8.    CUSTOMER CONCENTRATION
      ----------------------
Substantially all of the Company's revenues are derived from companies in the geophysical industry. During the 165-day period ended December 31, 1996, four customers accounted for approximately 67% (24%, 21%, 11% and 11%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1996, are amounts owed from one of these customers totaling approximately $1.1 million, which was approximately 23% of total accounts receivable.

During the year ended December 31, 1997, two customers accounted for approximately 40% (25% and 15%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1997, are amounts owed from these customers totaling approximately 28% (16% and 12%, respectively) of total accounts receivable.

During the year ended December 31, 1998, three customers accounted for 63% (31%, 17% and 15%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1998, are amounts owed from these customers totaling approximately 44% (22%, 14% and 8%, respectively) of total accounts receivable.

9.    COMMITMENTS AND CONTINGENCIES
      -----------------------------
In  connection  with  the acquisition of the assets of Predecessor discussed in
Note 1, the Company also entered into a five-year lease agreement with Predecessor to lease Predecessor's main office facility. The monthly lease payment under the agreement was $5,000 through July 2001. During 1998, the Company acquired this facility in connection with the purchase discussed in
Note 7.

Total rental expense was $248,000,  $425,000, $1,921,000 and $2,869,000 for the
201-day period ended July 19, 1996, the 165-day period ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively. The following table sets forth the Company's minimum lease payments for the next five years:

     For the Year Ended December 31:
                   1999               $    1,418,690
                   2000                    1,329,725
                   2001                      805,315
                   2002                      523,248
                   2003                      508,848
                                      --------------
     Total minimum lease payments     $    4,585,826
                                      ==============

The Company carries workers compensation insurance coverage with a deductible amount of $200,000 per incident for claims incurred in 1996. This deductible was raised to $250,000 in 1997. In 1998, the Company changed insurance carriers and had no deductible. Management of the Company is not aware of any significant workers compensation claims or any significant claims incurred but not reported as of December 31, 1998.

The Company has entered into employment agreements with its key executive officers which include base salaries and terms of employment.

10.   PREFERRED UNITS
      ---------------
In connection with OMNI's acquisition of Predecessor on July 19, 1996 (Note 1), OMNI issued 4,000 10%, cumulative participating preferred units in the 165-day period ended December 31, 1996 and on February 19, 1997, 1,000 15%, cumulative participating preferred units. OMNI paid dividends of approximately $180,000 on its 10% cumulative participating preferred units in early 1997. On September 30, 1997, OMNI redeemed the outstanding preferred units at a redemption price of $1,000 per unit and paid the holders of the preferred units cumulative unpaid dividends totaling approximately $391,000.

11.   STOCK OPTIONS
      -------------
In April and June 1997, OMNI issued options to purchase 516 and 600 common units, respectively, equivalent to 54,567 and 63,451 shares, respectively of Common Stock calculated on the pro forma share basis described in Note 1. The exercise price for these options is $2.28 per share (on the pro forma share basis described in Note 1) and expire if unexercised after ten years. In the year ended December 31, 1998, 18,189 of these options were cancelled. Total compensation expense relating to these options is approximately $365,000, which is being recognized pro rata over the three-year vesting period of the options. The deferred compensation to be recognized by the Company is based on the estimated fair value of the Company's common units on the date of the issuance. Compensation expense related to the options totaled $84,000 and $144,000 for the years ended December 31, 1997 and 1998, respectively.

In September 1997, the Company adopted and its sole shareholder approved the Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to its key employees, officers, directors who are employees of the Company, and consultants and advisors to the Company and non-employee directors ("Eligible Persons"). Under the incentive plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the date of grant. A total of 1,500,000 shares of common stock were authorized under the Incentive Plan in 1997. Of the 1,500,000 authorized, 170,500 remain available for issuance under the plan at December 31, 1998.

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," do not affect the Company's reported results of operations. Pro forma disclosures as if the Company had adopted the provisions of SFAS No. 123 are presented below.

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:

                                                    For the years ended
                                    ----------------------------------------------------
                                       December 31, 1998           December 31, 1997
                                    -----------------------      -----------------------
                                       As                           As
                                    Reported      Pro Forma      Reported      Pro Forma
                                    --------      ---------      --------      ---------
                                      (Dollars in thousands except per share amounts)

Net Income (loss)                   $ (1,800)      $ (2,096)      $  5,851      $  5,510

Basic earnings (loss) per share     $  (0.11)      $  (0.13)      $   0.47      $   0.44

Diluted earnings (loss) per share   $  (0.11)      $  (0.13)      $   0.47      $   0.43


A summary of the Company's stock options as of December 31, 1997 and 1998 and changes during the years then ended are presented below:

                                Weighted
                                Average     Incentive
                                Exercise       Plan       Other
                                  Price      Options     Options
                                --------    ---------    -------
Balance at January 1, 1997      $   ---         ---        ---
      Granted                      10.10    1,056,000    122,563
                                --------   ----------   --------
Balance at December 31, 1997       10.10    1,056,000    122,563
      Granted                      10.89      310,500       ---
      Exercised                     2.28         ---      18,813
      Forfeited                     8.13       37,000     18,189
                                --------   ----------   --------
Balance at December 31, 1998    $  10.48    1,329,500     85,561
                                ========   ==========   ========

As of December 31, 1998, there were 486,761 options exercisable with a weighted average exercise price of $10.50.

The weighted average fair value at date of grant for options granted during 1997 was $4.26 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 40%; (c) risk-free interest rate of 6.07%; and (d) expected life from 3 to 6.5 years.

The weighted average fair value at date of grant for options granted during 1998 was $8.58 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 89%; (c) risk-free interest rate of 5.44%; and (d) expected life of 6.5 years.

The following table summarizes information about stock options outstanding as of December 31, 1998:

                                 Options Outstanding                Options Exercisable
                         --------------------------------------   ----------------------
                                        Wgtd. Avg.   Wgtd. Avg.                Wgtd. Avg.
                           Number       Remaining     Exercise      Number      Exercise
    Exercise Prices      Outstanding   Contr. Life      Price     Exercisable     Price
                         -----------   -----------   ----------   -----------  ----------
       $  2.28              81,016         6.8        $   2.28       38,716     $   2.28
 $  9.75 - $  10.375       225,000         9.6        $   9.92          --           --
 $ 10.50 - $  11.81      1,066,045         6.8        $  11.01      433,045     $  11.00
       $ 14.38              27,000         9.3        $  14.38          --           --
 $ 17.25 - $  17.38         16,000         9.4        $  17.37       15,000     $  17.38
                         ---------     -----------   ----------   -----------   ---------
                         1,415,061         7.3        $  10.48      486,761     $  10.50
                         ---------     -----------   ----------   -----------   ---------

In early 1999, the Company adopted the 1999 Stock Option Plan to provide options to non-officer employees of the Company and it subsidiaries in lieu of year-end cash bonuses. The options become exercisable immediately with respect to one-half of the shares, and one year following the date of grant for the remaining one-half of the shares. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the date of grant. A total of 150,000 shares of common stock were authorized under the 1999 Stock Option Plan. Of the 150,000 shares authorized 28,460 remain available for issuance under the plan at February 11, 1999.

12. INCOME TAXES
    ------------
The components of deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows (dollars in thousands):

                                                     1997         1998
                                                   --------     --------
Deferred Tax Assets:
     Allowance for doubtful accounts               $    137     $    398
     Foreign taxes                                     ---            57
     Goodwill                                          ---         1,477
     Net operating loss carryforward (expires 2019)    ---         1,319
     Non-deductible expenses                             75          396
                                                   --------     --------
          Total deferred tax assets                     212        3,647
Deferred Tax Liabilities:
     Property and equipment                           1,634        4,888
     Other                                               16         ---
                                                   --------     --------
          Total deferred tax liabilities              1,650        4,888
                                                   --------     --------

Net Deferred Tax Liability                         $  1,438     $  1,241
                                                   ========     ========

The income tax expense (benefit) for the year ended December 31, 1997 and 1998 consisted of the following (dollars in thousands):

                                            1997         1998
                                           ------       ------
      Current expense (benefit)            $  338       $ (934)
      Deferred expense (benefit)               (8)         229
      Adjustment to deferred taxes
        due to change in tax status            73          --
                                           ------       ------
      Tax expense (benefit) before
        extaordinary item                     403         (705)
      Allocated to extraordinary item         (42)         --
      Other                                   --            (1)
                                           ------       ------
          Total                            $  361       $ (706)
                                           ======       ======

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, 1997 and 1998 is shown below:

                                            1997         1998
                                           ------       ------
      Statutory federal rate                 34%         (34%)
      Income not subject to corporate tax   (27%)        ---
      State taxes                           ---           (3%)
      Goodwill                              ---            6%
      Other permanent differences           ---            2%
      Other                                  (1%)          1%
                                           ------       ------
          Total                               6%         (28%)
                                           ======       ======

13.     SEGMENT INFORMATION
        -------------------
The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company had only one segment until 1997 (See Note 14). Currently, the Company operates principally in three segments:
Drilling, Survey and Aviation.

Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue is derived primarily through the transport of geophones and recorders used to collect the seismic data between receiving points. Helicopters are also used to transport heli-portable drilling units into remote or otherwise inaccessible terrain. In 1998, the Company expanded internationally into South America where it currently provides drilling, aviation and survey services as well as line-cutting services.

The following shows industry segment information for the 201-day period ended July 19, 1996, the 165-day period ended December 31, 1996, and the years ended December 31, 1997 and 1998:

                            Predecessor                        Successor
                            -----------     -------------------------------------------
                               201-Day        165-Day
                            Period Ended    Period Ended     Year Ended      Year Ended
                              July 19,      December 31,    December 31,    December 31,
                                1996            1996            1997            1998
                            -----------     ------------    ------------    ------------
                                              (Thousands of Dollars)
OPERATING REVENUES: (1)
Drilling                     $  10,017        $ 10,492        $ 41,132        $ 48,815
Aviation                          ---            ---             4,402          11,123
Survey                            ---            ---             4,057          12,076
Other (2)                         ---            ---              ---            1,193
                              --------        --------        --------        --------
   Total                      $ 10,017        $ 10,942        $ 49,591        $ 73,207
                              ========        ========        ========        ========

(1) Net of inter-segment revenues of $0.2 million and $1.8 million for the years ended December 31, 1997 and 1998, respectively.

(2)   Consists of line-cutting services in South America.

GROSS PROFIT:
Drilling                      $  3,203        $  2,828        $ 10,495        $ 10,363
Aviation                          ---             ---            1,788           2,431
Survey                            ---             ---            1,006           2,629
Other
                                  ---             ---             ---               60
                              --------        --------        --------        --------
   Total                         3,203           2,828          13,289          15,483

General and administrative
    expenses                       789           1,050           5,122          13,226
Asset impairment and other
    charges                       ---             ---             ---            3,379
Other expense, net                 145             417           1,829           1,402
                              --------        --------        --------        --------
   Income (loss) before taxes
      and extraordinary item  $  2,269        $  1,361        $  6,338        $ (2,524)
                              ========        ========        ========        ========

IDENTIFIABLE ASSETS:                             1996           1997            1998
                                              ---------       --------        --------
   Drilling                                   $  18,925       $ 35,000        $ 34,704
   Survey                                          ---           3,849           6,459
   Aviation                                        ---          19,424          22,594
   Other                                          1,461         16,640          21,589
                                              ---------       --------        --------
Total                                         $  20,386       $ 74,913        $ 85,346
                                              =========       ========        ========

CAPITAL EXPENDITURES:                           1996            1997            1998
                                              ---------       --------        --------
   Drilling                                   $   2,440       $  8,105        $  9,138
   Survey                                          ---             729             881
   Aviation                                        ---           2,945           4,644
   Other                                             99          4,619             981
                                              ---------       --------        --------
Total                                         $   2,539       $ 16,398        $ 15,644
                                              =========       ========        ========

14.    ACQUISITIONS
       ------------
On March 25, 1997, OMNI acquired the assets and assumed certain liabilities of Delta Surveys, Inc., a surveying business, for $180,000 in cash and a $120,000, 8.5%, three year promissory note. This acquisition was accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of the net assets resulted in goodwill of approximately $172,000.

Effective July 1, 1997, OMNI acquired substantially all of the assets and liabilities of American Aviation Incorporated ("American Aviation"), a company that operated aircraft for various seismic drilling support services. In consideration for the acquisition of substantially all the assets of American Aviation, OMNI issued to American Aviation 10,213 common units of OMNI (equivalent to 1,080,017 shares of Common Stock), valued at approximately $6.4 million and a $1.0 million promissory note bearing interest at 8.5%, paid $500,000 cash and assumed approximately $6.7 million in debt. The excess cost over the estimated fair value of the net assets resulted in goodwill of approximately $7.6 million.

Effective July 1, 1997, OMNI acquired Leonard J. Chauvin, Jr., Inc. ("Chauvin"), a surveying company, for $788,000 cash and up to an additional $100,000 based on the future earnings of Chauvin through August 31, 1999. The excess cost over the estimated fair value of the net assets acquired resulted in goodwill of approximately $701,000. In December 1998, the assets were sold for $60,000 in cash and a $90,000 note receivable.

Effective September 1, 1997, OMNI acquired substantially all the assets O.T.H. Exploration Services, Inc., a seismic rock drilling company, headquartered in the Rocky Mountain region. The aggregate purchase price was $600,000 cash, which approximated the fair value of the net assets acquired.

Effective October 1, 1997, the Company acquired American Helicopter Drilling Inc. ("American Helicopter") for $1,050,000 in cash and 227,272 shares of common stock valued at approximately $2,500,000 at the initial offering price. The excess cost over the estimated fair value of the net assets acquired resulted in goodwill of approximately $1,963,000. American Helicopter was engaged in seismic drilling services in the Rocky Mountain area and in the fabrication, export and servicing of heli-portable and other seismic drilling units.

Effective October 1, 1997, the Company acquired Fournier & Associates ("Fournier") for $211,000 in cash and 49,010 shares of common stock valued at approximately $539,000 at the initial offering price. The excess cost over the estimated fair value of the net assets acquired resulted in goodwill of approximately $622,000. Fournier was a seismic survey company operating four crews in the Transition Zone and adjacent areas.

Effective April 1, 1998, the Company acquired Eagle Surveys International, Inc., a seismic survey support company, headquartered in Houston, Texas. The aggregate purchase price was $1.8 million consisting of $1.1 million in cash and 53,039 shares of common stock. The excess cost over the estimated fair value of the net assets resulted in goodwill of approximately $1.5 million.

Effective April 20, 1998, the Company acquired the assets of Coastal Turbines, Inc., a helicopter support company, based in Lafayette, Louisiana. The aggregate purchase price was approximately $1.2 million consisting of $1.1 million in cash and 4,546 shares of common stock.

Effective  May  1,  1998,  the  Company  acquired  Hamilton Drill Tech, Inc., a specialty seismic drilling support company, headquartered in Canada. The purchase price was approximately $0.9 million in cash. The excess cost over the estimated fair value of the net assets resulted in goodwill of approximately $95,000.

Effective July 1, 1998, OMNI International Energy Services, Ltd. (a wholly-owned subsidiary) entered into a joint venture with Edwin Waldman Attie of Bolivia. The newly formed joint venture company, OMNI International Energy Services - South America, Ltd. provides integrated services in selected South American countries. The aggregate investment was approximately $6.5 million, consisting of approximately $2.6 million in cash, $2.0 million in equipment and 155,947 shares of common stock. The excess cost over the estimated fair value of the net assets resulted in goodwill of approximately $2.9 million. In consolidation, the Company owns an 85% interest in the joint venture.

The operating results of each of the acquired companies have been included in consolidated statements of income from the effective dates of acquisition.

The following summarized unaudited income statement data reflects the Company's results of operations as if the American Aviation and American Helicopter transactions had taken place on July 20, 1996:

                                      UNAUDITED PRO-FORMA RESULTS
                                      ---------------------------
                                         (Dollars in Thousands)
                                      165-day Period
                                          Ended       Year Ended
                                       December 31,   December 31,
                                           1996           1997
                                      -------------  -------------
Gross revenue                         $      15,613  $      54,747
                                      =============  =============
Income before extraordinary item      $       1,055  $       5,005
                                      =============  =============
Net income                            $       1,055  $       4,921
                                      =============  =============
Basic earnings per share              $        0.08  $        0.39
                                      =============  =============

The pro forma effect of the acquisitions other than of American Aviation and American Helicopter were not material.

15.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -----------------------------------------------------

                                                  Quarter Ended
                                --------------------------------------------------
1998                             MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
----                            ---------    ---------   ------------  -----------
Operating revenues              $  18,329    $  24,250    $  19,905    $  10,723
Gross profit (loss)                 5,601        8,618        2,889       (1,625)
Net income (loss)                   1,845        3,511       (3,260)      (3,896)
Basic earnings per common share      0.12         0.22        (0.20)       (0.24)
Diluted earnings per common share    0.12         0.22        (0.20)       (0.24)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM. 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements, schedules and exhibits are filed as part of this Report:

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

   (b) Reports on form 8-K:  None

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OMNI ENERGY SERVICES CORP.
                                                  (Registrant)




                                           By:  /S/ ROBERT F. NASH
                                                -------------------
                                                  Robert F. Nash
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


       Date:  March 25, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----

/S/ DAVID A. JEANSONNE      Chairman of the Board                March 25, 1999
------------------------
David A. Jeansonne

/S/ ROBERT F. NASH          President, Chief Executive Officer   March 25, 1999
------------------------    and Director
Robert F. Nash

/S/ JOHN H. UNTEREKER       Executive Vice President, Chief      March 25, 1999
------------------------    Financial Officer and Director
John H. Untereker           (Principal Financial and Accounting
                            Officer)


/S/ ALLEN R. WOODARD        Vice President-Marketing: Business   March 25, 1999
------------------------    Development and Director
Allen R. Woodard

/S/ CRICHTON W. BROWN       Director                             March 25, 1999
------------------------
Crichton W. Brown

/S/ WILLIAM W. RUCKS, IV    Director                             March 25, 1999
------------------------
William W. Rucks, IV

/S/ STEVEN T. STULL         Director                             March 25, 1999
------------------------
Steven T. Stull

/S/ ROGER E. THOMAS         Director                             March 25, 1999
------------------------
Roger E. Thomas

                                 OMNI ENERGY SERVICES CORP.


                                        EXHIBIT INDEX

       EXHIBIT
       NUMBER
       ------
         2.1 Exchange Agreement between the members of OMNI Geophysical, L.L.C. and OMNI Energy Services Corp. (the "Company")(1)

         2.2 Exchange Agreement by and among American Aviation Incorporated, American Aviation L.L.C. and OMNI Geophysical, L.L.C., dated as of July 1, 1997.(2)

         3.1       Amended  and  Restated  Articles  of  Incorporation  of  the
                   Company(2)

         3.2       Bylaws of the Company, as amended.(1)

         4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

         4.2       Specimen Common Stock Certificate.(2)

        10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.(2)

        10.2       The Company's Stock Incentive Plan.(2)

        10.3 Form of Stock Option Agreements under the Company's Stock Incentive Plan.(2)

        10.4       Amended  and  Restated  Employment  and  Non-Competition
                   Agreement between  OMNI  Geophysical,  L.L.C.   and   David
                   Jeansonne.(2)

        10.5       Amended  and  Restated  Employment and Non-Competition
                   Agreement between OMNI Geophysical,  L.L.C.   and  Allen  R.
                   Woodard.(2)

        10.6       Employment and Non-Competition Agreement between Robert
                   F. Nash and the Company effective July 1, 1998.(3)

        10.7       Employment  and Non-Competition Agreement between John
                   H. Untereker and the Company effective July 21, 1998.(4)

        10.8       Confidentiality  and  Non-Competition Agreement between
                   OMNI Geophysical, L.L.C. and American Aviation, L.L.C. and American Aviation Incorporated, David Jeansonne, and Richard Patrick Morris. (2)

        10.9 Option Agreement between the company and Roger E. Thomas dated as of September 25, 1997. (2)

        10.10 Option Agreement between the company and Allen R. Woodard dated as of September 25, 1997. (2)

        10.11 Intangible Asset Purchase Agreement by and among American Aviation Incorporated, American Aviation L.L.C. and OMNI Geophysical, L.L.C., dated as of July 1, 1997. (2)

        10.12      Joint    Venture   Agreement   among   the   Company,   OMNI
                   International Energy Services, Ltd. and Edwin Waldman Attie effective July 1, 1998. (3)

        10.13 Amended and Restated Loan Agreement, dated as of January 20, 1998, by and among the company, American Aviation L.L.C., OMNI Marine & Supply, Inc. and Hibernia National Bank. (1)

        10.14 First Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank.

        10.15      Second  Amendment   to   Amended  and  Restated  Loan
                   Agreement,  by  and  among  the  Company,   certain  of  its
                   subsidiaries and Hibernia National Bank. (4)

        10.16      Third   Amendment  to  Amended  and  Restated   Loan
                   Agreement,  by  and   among  the  Company,  certain  of  its
                   subsidiaries and Hibernia National Bank. (3)

        21.1       Subsidiaries of the Company

        27.1       Financial Data Schedule



(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.