Form 10-Q
period 1999-03-31
OMNI ENERGY SERVICES CORP
filed 1999-05-14
CIK 1046212

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                               FORM 10-Q


           X    Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
      Securities Exchange Act of 1934
                For the Quarterly period ended March 31, 1999

                                      or

                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period          to
                                           ------      ------

                  COMMISSION FILE NUMBER 0-23383


                        OMNI ENERGY SERVICES CORP.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)






               LOUISIANA                               72-1395273
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)





     4500 N.E. EVANGELINE THRUWAY
          CARENCRO, LOUISIANA                             70520
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)




     Registrant's telephone number, including area code:   (318) 896-6664


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      -----

     As of May 13, 1999 there were 15,958,627 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                            (Thousands of dollars)

                                          March 31,   December 31,
                                            1999         1998
                                         ----------   ----------
                                               (Unaudited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents             $    2,788   $    3,333
   Accounts receivable, net                   8,678        9,691
   Parts and supplies inventory               6,059        6,113
   Deferred tax asset                           851          851
   Prepaid expenses and other                 2,630        3,216
                                         ----------   ----------
      Total current assets                   21,006       23,204
                                         ----------   ----------

PROPERTY AND EQUIPMENT:
   Land                                       1,209        1,209
   Buildings and improvements                 5,547        5,542
   Drilling, field and support equipment     28,643       28,383
   Shop equipment                             1,176        1,140
   Office equipment                           1,435        1,443
   Aircraft                                  10,560       10,592
   Vehicles                                   3,169        3,956
   Construction in progress                     914          572
                                         ----------   ----------
                                             52,653       52,837
   Less:  accumulated depreciation            7,357        6,596
                                         ----------   ----------
      Total property and equipment           45,296       46,241
                                         ----------   ----------

OTHER ASSETS:
   Goodwill, net                             15,232       15,406
   Other                                        501          495
                                         ----------   ----------
      Total other assets                     15,733       15,901
                                         ----------   ----------
      Total assets                       $   82,035   $   85,346
                                         ==========   ==========




        The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                            (Thousands of dollars)

                                                  March 31,      December 31,
                                                    1999             1998
                                                ------------     -----------
                                                         (Unaudited)
LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt           $    15,730     $     9,917
   Accounts payable                                     3,980           6,276
   Accrued expense                                        718           1,204
                                                  -----------     -----------
      Total current liabilities                        20,428          17,397
                                                  -----------     -----------

LONG-TERM LIABILITIES:
   Long-term debt, less current maturities              6,981          14,371
   Line of credit                                       4,083           4,315
   Subordinated debt                                    2,312          ---
   Due to affiliates and shareholders                   1,000           1,000
   Deferred taxes                                       2,092           2,092
                                                  -----------     -----------
      Total long-term liabilities                      16,468          21,778
                                                  -----------     -----------

TOTAL LIABILITIES                                      36,896          39,175
                                                  -----------     -----------

MINORITY INTEREST                                         565             600
                                                  -----------     -----------

EQUITY:
   Common Stock, $.01 par value, 45,000,000
      sharess authorized; 15,958,627
      issued and outstanding                              160             160
   Additional paid-in capital                          47,097          46,885
   Retained deficit                                    (2,639)         (1,414)
   Cumulative translation adjustment                      (44)            (60)
                                                  -----------     -----------
      Total equity                                     44,574          45,571
                                                  -----------     -----------

      Total liabilities and equity                $    82,035     $    85,346
                                                  ===========     ===========




        The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)




                                       THREE MONTHS ENDED MARCH 31,
                                       ---------------------------
                                           1999            1998
                                       -----------     ----------
                                     (Unaudited)
Operating revenue                      $     9,601     $   18,329
Operating expenses                           8,443         12,728
                                       -----------     ----------
   Gross profit                              1,158          5,601

General and administrative expenses          2,624          2,272
                                       -----------     ----------

   Operating income (loss)                  (1,466)         3,329

Interest expense                               490            307
Other income                                    29             53
                                       -----------     ----------
                                               461            254
                                       -----------     ----------

   Income (loss) before taxes               (1,927)         3,075

Income tax expense (benefit)                  (667)         1,230
                                       -----------     ----------
Net income (loss), including
    minority interest                       (1,260)         1,845
Loss of minority interest                      (35)        ---
                                       -----------     ----------

Net income (loss)                      $    (1,225)    $    1,845



Net income (loss) per share:
   Basic                               $     (0.08)    $     0.12
   Diluted                             $     (0.08)    $     0.12

Weighted average shares outstanding:

   Basic                                    15,959         15,726
   Diluted                                  15,959         15,789



         The accompanying notes are an integral part of these ondensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (THOUSANDS OF DOLLARS)

                                                              THREE MONTHS ENDED MARCH 31,
                                                                  1999             1998
                                                             -------------     ------------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $    (1,225)       $    1,845
  Adjustments to reconcile net income to net cash
   provided by (used in) operating  activities-
  Depreciation                                                     1,217               933
  Amortization                                                       224               141
  Loss on fixed asset disposition                                  ---                  21
  Deferred compensation                                               24                36
  Provision for bad debts                                            (75)              150
  Minority interest                                                  (35)            ---
Changes in operating assets and liabilities-
  Decrease (increase) in assets-
   Receivables-
     Trade                                                          (615)           (3,242)
     Other                                                         1,707               648
   Inventory                                                          55            (1,664)
   Prepaid expenses                                                  586                29
   Data held for sale                                              ---              (1,320)
   Other                                                             (53)             (436)
  Increase (decrease) in liabilities-
  Accounts payable and accrued expenses                           (2,332)              (82)
   Unearned revenue
                                                                   ---                (586)
                                                             -----------        ----------
     Net cash used in operating activities                          (522)           (3,527)
                                                             -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of fixed assets                             253               354
  Purchase of fixed assets                                          (969)           (4,709)
                                                             -----------        ----------
     Net cash used in investing activities                          (716)           (4,355)
                                                             -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                          ---                223
  Subordinated debt                                                2,500             ---
  Principal payments on long-term debt                            (1,577)           (2,657)
  Net borrowings (payments) on line of credit
                                                                    (232)            3,876
                                                             -----------        ----------
   Net cash provided by financing activities                         691             1,442
                                                             -----------        ----------

  Effect of exchange rate changes in cash                              2            ---
NET DECREASE IN CASH                                                (545)           (6,440)
CASH, at beginning of period                                       3,333             8,723
                                                             -----------        ----------
CASH, at end of period                                       $     2,788        $    2,283
                                                             ===========        ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID FOR INTEREST                                       $       467        $      233
                                                             ===========        ==========
CASH PAID FOR TAXES                                          $     ---          $    ---
                                                             ===========        ==========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

BASIS OF PRESENTATION
---------------------
These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, the management of OMNI Energy Services Corp. (the "Company") believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1999.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

SEASONALITY AND WEATHER RISKS
-----------------------------
Results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average, fewer hours are worked per day, aviation flight hours decline and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, the Company=s revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters.

NOTE 2.  EARNINGS PER SHARE
         ------------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which simplifies the standards required under existing accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"), respectively. Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. The Company had 19,098 options outstanding in the first quarter of 1999 that were excluded from the calculation of diluted EPS as antidilutive considering the first quarter loss. Dilutive common equivalent shares for the three month period ended March 31, 1998 were 15,789,364, all attributable to stock options.

NOTE 3.  LONG-TERM DEBT
         --------------

The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended in March 1999, currently provides the Company with a $6.1 million term loan, a $7.0 million revolving line of credit to finance working capital requirements and a $7.9 million line of credit to finance capital expenditures and acquisitions. The loans bear interest at prime plus 1%. This facility, as amended, also provides for a $2.9 million bridge loan, bearing interest at prime plus 2%. The loans under the Hibernia Facility have a final maturity of January 20, 2000. As of March 31, 1999, the Company had approximately $20.7 million outstanding under the Hibernia Facility. At March 31, 1999, the Company has committed to refinance $8.1 million of its short-term debt with a long-term facility; accordingly, this debt has been reclassified as long-term. However, the Company intends on extending the maturities of all of this indebtedness, partially through planned refinancing with other lenders. If the Company is unable to extend its maturities and/or refinance the Hibernia Facility, it may be necessary for the Company to seek additional capital and/or sell operating assets or divisions to raise funds to satisfy its debt obligations. Management believes that the Company will be able to obtain appropriate financing for its operations.

In February 1999, the Company privately placed $2.5 million in subordinated debentures with an affiliate of the Company. The proceeds were used for cash reserves and general corporate purposes. The notes bear interest at 12% per annum, and mature on March 1, 2004. In connection with these debentures, the Company issued warrants to purchase up to 800,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The fair value of the warrants issued was approximately $188,000, which is included as paid-in capital. The effective interest rate over the term of the debt is approximately 14%.

NOTE 4.  COMPREHENSIVE INCOME
         --------------------

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                        Three months ended March 31,
                                             1999            1998
                                          ----------     ----------
Net Income (Loss)                         $   (1,225)    $    1,845
Other Comprehensive Income:
Foreign currency translation sdjustments          16           ---
                                          ----------     ----------
Comprehensive Income (Loss)               $   (1,209)    $    1,845
                                          ==========     ==========


NOTE 5.  ACQUISITIONS
         ------------

Subsequent to March 31, 1998, the Company completed acquisitions of Eagle Surveys International, Inc., Coastal Turbines, Inc., and Hamiltion Drill Tech, Inc., and entered into a joint venture with Edwin Waldman Attie of Bolivia. The operating results of each of the acquired companies have been included in the consolidated statements of income from the date of acquisition. The pro forma effect of the acquisitions as though they occurred as of the beginning of each period presented is not material.

NOTE 6.  ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES
         ------------------------------------------------

In the third quarter of 1998, the Company evaluated certain of its assets for realizability due to the reduced market activity and the related decline in asset utilization of certain categories of the Company's equipment. The Company recorded an asset impairment charge of $1.8 million, primarily related to nine drilling units and 15 trucks which had become impaired due to reduced demand and environmental impact factors which have restricted their future use. The Company wrote-off $1.3 million for seismic data held for sale which was impaired due to recent price declines. The Company also recorded an additional $0.6 million in provision for uncollectible accounts receivable.

In addition, in response to anticipated future market conditions, the Company's senior management and its Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies. The plan involves several factors including the restructuring of senior management and the relocation of certain of its operational facilities. Accordingly, the Company recorded an accrual for severance and lease exit costs of $0.3 million in September 1998. As of March 31, 1999, the Company had paid $0.2 million in severance costs. In addition, the Company revised its remaining lease exit and severance cost estimate to $44,000, which is accrued at March 31, 1999 and will be paid during the year.

Currently, the Company has sold all of the trucks which were considered to be impaired, and plans to sell the nine drilling units within the year. The Company has restructured its senior management compensation plans and sold its office located in Thibodeaux, Louisiana.

NOTE 7.  SEGMENT INFORMATION
         -------------------

The following shows industry segment information for its three operating segments, Drilling, Survey and Aviation, for the three month periods ended March 31, 1999 and March 31, 1998 (All amounts are unaudited):

                             Three months ended March 31,
                                 1999            1998
Operating revenues: (1)(2)
Drilling                      $     6,153    $    13,993
Survey                              1,296          2,194
Aviation                            2,152          2,142
                              -----------    -----------
Total                         $     9,601    $    18,329
                              ===========    ===========

(1) Net of inter-segment revenues of $0.2 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively.

(2)  Includes $0.6 million of integrated services in South America.

                                     Three months ended March 31,
                                         1999            1998
                                      ----------      ----------
Gross profit (loss):
  Drilling                            $    1,068      $    3,522
  Survey                                     (27)          1,017
  Aviation                                   150           1,062
  Other                                      (33)          ---
                                      ----------      ----------
    Total                                  1,158           5,601
                                      ----------      ----------

General and administrative expenses        2,624           2,272
Other expense, net                           461             254
                                      ----------      ----------
Income (loss) before  taxes           $   (1,927)     $    3,075
                                      ==========      ==========

Identifiable Assets:
  Drilling                            $   35,401      $   40,672
  Survey                                   5,481           4,844
  Aviation                                21,814          19,835
  Other                                   19,339          12,768
                                      ----------      ----------
    Total                             $   82,035      $   78,119
                                      ==========      ==========

Capital Expenditures:
  Drilling                            $      770      $    1,464
  Survey                                      18             417
  Aviation                                    61           2,232
  Other                                      120             596
                                      ----------      ----------
    Total                             $      969      $    4,709
                                      ==========      ==========


NOTE 8.  RECENT PRONOUNCEMENTS
         ---------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes the implementation of SFAS No. 133 will not have a material effect on its results of operations or financial statement disclosures as the Company historically has not used these investments.

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

      This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

      Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool resulted in significantly increased seismic activity throughout the Transition Zone. Due to this increased demand, the Company significantly increased its capacity as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services and adversely affected results of operations. As described in Note 6 to the financial statements, management has taken a number of steps to reduce its excess capacity and related operating expenses in response to the recent sales levels.

RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED MARCH 31,
                                                1999            1998
                                            -----------      ----------
Operating revenue                           $     9,601      $   18,329
Operating expense                                 8,443          12,728
                                            -----------      ----------
Gross profit                                      1,158           5,601
General and administrative expenses               2,624           2,272
                                            -----------      ----------
Operating income (loss)                          (1,466)          3,329
Interest expense                                    490             307
Other income                                         29              53
                                            -----------      ----------
Income (loss) before income taxes                (1,927)          3,075
Income tax expense (benefit)                       (667)          1,230
                                            -----------      ----------
Net income (loss), including minority
   interest                                      (1,260)          1,845
Loss of minority interest                           (35)         ---
                                            -----------      ----------
Net income (loss)                           $    (1,225)     $    1,845
                                            ===========      ==========

      Operating revenues decreased 48%, or $8.7 million, from $18.3 million for the three months ended March 31, 1998 to $9.6 million for the three months ended March 31, 1999. As a result of the decline in seismic activity during the last nine months, drilling and survey revenues decreased $7.8 million and $1.5 million, respectively, to $6.2 million and $0.7 million, respectively, for the three months ended March 31, 1999. These decreases were partially offset by international revenues of $0.6 million, generated by the Company's recently formed South American joint venture. Aviation revenues remained relatively constant at $2.1 million for the three month periods ended March 31, 1998 and 1999.

      Operating expenses decreased 34%, or $4.3 million, to $8.4 million for the three months ended March 31, 1999 from $12.7 million for the three months ended March 31, 1998. Declines in payroll costs accounted for 56% of this decrease as operating payroll expense decreased from $6.3 million to $3.9 million for the quarters ended March 31, 1998 and 1999, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the number of field employees has declined to 255 at March 31, 1999 compared to 609 at March 31, 1998. Also as a result of the lower activity levels in the first quarter of 1999 as compared to the first quarter of 1998, contract services, explosives costs, repairs and maintenance expenses and other decreased $2.2 million from $5.5 million to $3.3 million for the three months ended March 31, 1998 and 1999, respectively. These decreases were partially offset by an increase in depreciation expense from $0.9 million for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999. This increase was due to the growth of the Company's drilling fleet from 171 units at March 31, 1998 to 299 units at March 31, 1999.

      General and administrative expenses were $2.6 million for the three months ended March 31, 1999, compared to $2.3 million for the three months ended March 31, 1998, a 15% increase. Payroll and insurance costs increased $0.4 million from $1.1 million for the first quarter of 1998 to $1.5 million for the first quarter of 1999. These increases are due primarily to additions in executive management and other administrative personnel to meet the demands imposed by the rapid growth in prior periods. The Company employed 93 administrative personnel at March 31, 1999, a 24% increase over the 75 administrative personnel employed at March 31, 1998. As of April 30, 1999, administrative personnel have been reduced to 90. Advertising, travel and entertainment and professional services expense decreased $0.1 million, from $0.4 million for the three months ended March 31, 1998 to $0.3 million for the three months ended March 31, 1999, due to the decreased activity levels.

      Interest expense increased $0.2 million, or 67%, from $0.3 million for the three month period ended March 31, 1998 to $0.5 million for the three month period ended March 31, 1999, due to higher average levels of debt outstanding during the periods.

      Income tax expense for the first quarter of 1998 was $1.2 million. There was an income tax benefit for the first quarter of 1999 of $0.7 million, due to the loss for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had approximately $2.8 million in cash compared to approximately $3.3 million at December 31, 1998. The Company had working capital of approximately $0.6 million at March 31, 1999, compared to $5.7 million at December 31, 1998. The decrease in working capital was primarily due to the reclassification of a significant portion of the Company's long-term debt to current debt, which was partially offset by decreases in accounts payable and accrued expenses.

      The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended in March 1999, currently provides the Company with a $6.1 million term loan, a $7.0 million revolving line of credit to finance working capital requirements and a $7.9 million line of credit to finance capital expenditures and acquisitions. The loans bear interest at prime plus 1%. This facility, as amended, also provides for a $2.9 million bridge loan, bearing interest at prime plus 2%. The loans under the Hibernia Facility have a final maturity of January 20, 2000. As of March 31, 1999, the Company had approximately $20.7 million outstanding under the Hibernia Facility. At March 31, 1999, the Company has committed to refinance $8.1 million of its short-term debt with a long-term facility; accordingly, this debt has been reclassified as long-term. However, the
Company intends on extending the maturities of all of this indebtedness, partially through planned refinancing with other lenders. If the Company is unable to extend its maturities and/or refinance the Hibernia Facility, it may be necessary for the Company to seek additional capital and/or sell operating assets or divisions to raise funds to satisfy its debt obligations. Management believes that the Company will be able to obtain appropriate financing for its operations.

      As of March 31, 1999, the Company also had approximately $9.5 million in other loans outstanding, the majority of which (approximately $4.5 million) is owed pursuant to agreements with CIT, consisting of several asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $3.2 million bears interest at LIBOR plus 3.75% (the "Variable Rate") and matures on July 19, 2001. The proceeds of this portion of the loans were used to finance a portion of the OGC Acquisition, and the assets acquired serve as collateral. The remaining portion of the CIT Loans was borrowed pursuant to an additional commitment from the lender of up to $4,000,000 or 90% of the cost of the collateral securing amounts advanced under this commitment. As of March 31, 1999, $1.8 million of this commitment had been advanced. Amounts advanced under this commitment bear interest at LIBOR plus 3.0% and are collateralized by various seismic drilling, support equipment and aircraft.

      In February 1999, the Company privately placed $2.5 million in subordinated debentures with an affiliate of the Company. The proceeds were used for cash reserves and general corporate purposes. The notes bear interest at 12% per annum, and mature on March 1, 2004. In connection with these debentures, the Company issued warrants to purchase up to 800,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The fair value of the warrants issued was approximately $188,000, which is included as paid-in capital. The effective interest rate over the term of the debt is approximately 19.5%.

      As of March 31, 1999, remaining indebtedness includes: (i) $40,000 owed to Delta Surveys, Inc. (8.5% interest rate; March 31, 2000 maturity date), (ii) $72,000 incurred in connection with the formation of OMNI Geophysical (March 1, 2001 maturity date), (iii) approximately $1,500,000 owed to finance and insurance companies incurred to finance certain of the Company's insurance premiums, and (iv) $900,000 owed to an affiliate incurred to purchase two operating facilities (non-interest bearing).

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

      INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS. The bulk of computerized business systems processing is provided through commercial third party software licensed by the Company. This software has been tested for compliance and the Company believes that it is Y2K Compliant. Additionally, the Company is currently in the process of investigating more sophisticated accounting software packages to meet their reporting and operational needs. The software conversion is scheduled for completion during the third quarter of 1999. An assessment of all embedded systems contained in the Company's buildings, equipment and other infrastructure has been completed. These assessments revealed the need to upgrade the current phone system. This process will be completed by the second quarter of 1999.

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

      CONTINGENCY PLANS. Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas will be developed as needed beginning in the second quarter of 1999. However, there can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

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

                                                    OMNI ENERGY SERVICES CORP.


Dated:  May 14, 1998                                ---------------------------
                                                    John H. Untereker
                                                    Executive Vice President