Form 10-Q
period 1999-06-30
OMNI ENERGY SERVICES CORP
filed 1999-08-13
CIK 1046212

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                        FORM 10-Q


T   Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
    Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1999

                                      or

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




     4500 N.E. EVANGELINE THRUWAY
          CARENCRO, LOUISIANA
    (ADDRESS OF  PRINCIPAL  EXECUTIVE                     70520
OFFICES)                                               (ZIP CODE)

     Registrant's telephone number, including area code:   (318) 896-6664


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   T*    No

As of August 13, 1999 there were 15,969,127 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1.

                           OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                            (Thousands of dollars)

ASSETS                                 June 30,    December 31,
                                         1999          1998
                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents          $        97  $    3,333
   Accounts receivable, net                 8,608       9,691
   Parts and supplies inventory             6,039       6,113
   Deferred tax asset                         851         851
   Prepaid expenses and other               3,187       3,216
      Total current assets                 18,782      23,204

PROPERTY AND EQUIPMENT:
   Land                                     1,209       1,209
   Buildings and improvements               5,548       5,542
   Drilling, field and support             29,078      28,383
   equipment
   Shop equipment                           1,157       1,140
   Office equipment                         1,743       1,443
   Aircraft                                   368      10,592
   Vehicles                                 2,999       3,956
   Construction in progress                   215         572
                                           42,317      52,837
   Less:  accumulated depreciation          7,191       6,596
      Total property and equipment         35,126      46,241

OTHER ASSETS:
   Goodwill, net                           15,061      15,406
   Other                                      457         495
      Total other assets                   15,518      15,901
      Total assets                    $    69,426  $   85,346




The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                           (Thousands of dollars)

LIABILITIES AND EQUITY                       June 30,     December 31,
                                               1999           1998
                                           (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt    $    11,458  $     9,917
   Line of credit                                4,158          ---
   Accounts payable                              4,738        6,276
   Accrued expenses
                                                   449        1,204
      Total current liabilities                 20,803       17,397
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities       2,089       14,371
   Line of credit                                  ---        4,315
   Subordinated debt                             2,863          ---
   Due to affiliates and shareholders            1,000        1,000
   Deferred taxes                                2,092        2,092
      Total long-term liabilities                8,044       21,778
TOTAL LIABILITIES
                                                28,847       39,175
MINORITY INTEREST                                  257          600
EQUITY:
   Common Stock, $.01 par value, 45,000,000
      shares authorized; 15,969,127
      issued and outstanding                       160          160
   Additional paid-in capital                   47,145       46,885
   Accumulated deficit                          (6,962)      (1,414)
   Cumulative translation adjustment               (21)         (60)
      Total equity                              40,322       45,571
      Total liabilities and equity          $   69,426   $   85,346




The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)




                                  THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                       1999         1998           1999         1998
                                    (Unaudited)                  (Unaudited)
Operating revenue                   $    8,517  $    24,250   $     18,117  $    42,579
Operating expenses                      10,356       15,632         18,798       28,360
   Gross profit (loss)                  (1,839)       8,618           (681)      14,219

General and administrative expenses      3,021        2,565          5,645        4,836
   Operating income (loss)              (4,860)       6,053         (6,326)       9,383
Interest expense                           790          429          1,280          736
Other income                                59          229             88          281
                                           731          200          1,192          455
   Income (loss) before taxes           (5,591)       5,853         (7,518)       8,928
Income tax expense (benefit)              (960)       2,342         (1,627)       3,572
Net income (loss), including
   minority interest                    (4,631)       3,511         (5,891)       5,356
Loss of minority intert                   (308)        ---            (343)        ---
Net income (loss)                  $    (4,323)  $    3,511    $    (5,548)  $    5,356
Net income (loss) per share:
   Basic                           $     (0.27)  $     0.22   $      (0.35)  $     0.34
   Diluted                         $     (0.27)  $     0.22   $      (0.35)  $     0.34
Weighted average shares
outstanding:
   Basic                                15,962       15,769         15,960       15,748
   Diluted                              15,962       16,163         15,960       15,991



The  accompanying  notes  are  an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (THOUSANDS OF DOLLARS)

                                                         SIX MONTHS ENDED JUNE 30,
                                                             1999         1998
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $(5,548)      $5,356
   Adjustments to reconcile net income to net cash provided by
   (used in) operating  activities
  Depreciation                                                       2,315        2,044
  Amortization                                                         443          319
  Loss on fixed asset disposition                                      ---           42
  Deferred compensation                                                 48           72
  Provision for bad debts                                               70          275
  Interest expense on detachable warrants                               51          ---
  Minority interest                                                   (343)         ---
Changes in operating assets and liabilities-
  Decrease (increase) in assets-
   Receivables-
     Trade                                                            (188)      (7,525)
     Other                                                           1,261          210
   Inventory                                                            78       (2,553)
   Prepaid expenses                                                    700          320
   Other                                                               182       (2,540)
  Increase (decrease) in liabilities-
   Accounts payable and accrued expenses                            (1,973)        (277)
   Unearned revenue                                                    ---         (637)
     Net cash used in operating activities                          (2,904)      (4,894)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of fixed assets                             8,917        2,984
  Purchase of fixed assets                                          (1,330)     (10,472)
  Acquisitions, net of cash received                                   ---       (2,856)
     Net cash provided by (used in) investing activities             7,587      (10,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                              11        6,754
  Subordinated debt                                                  3,000          ---
  Principal payments on long-term debt                             (10,779)      (7,491)
  Net borrowings (payments) on line of credit                         (157)       8,547
 Net cash provided by (used in) financing activities                (7,925)       7,810

  Effect of exchange rate changes in cash                                6          ---

NET DECREASE IN CASH                                                (3,236)      (7,428)
CASH, at beginning of period                                         3,333        8,723
CASH, at end of period                                                 $97       $1,295

SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                                                $715         $769
CASH PAID FOR TAXES                                                   $---       $1,911


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

NOTE 2.  EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. The Company had 1,733,397 and 1,605,132 options, and 849,231 and 581,657 warrants outstanding in the three and six month periods ended June 30, 1999, respectively that were excluded from the calculation of diluted EPS as antidilutive considering the losses for those periods.

The Company had 6,100 and 3,017 options outstanding in the three and six month periods ended June 30, 1998, respectively, that were excluded from the calculation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Dilutive common equivalent shares for the three and six month periods ended June 30, 1998 were 393,892 and 243,456, respectively, all attributable to stock options.

NOTE 3.  LONG-TERM DEBT

The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility currently provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements and a $7.9 million line of credit to finance capital expenditures and acquisitions. The loans bear interest at prime plus 1% and have a final maturity of January 20, 2000. As of June 30, 1999, the Company had approximately $13.2 million outstanding under the
Hibernia Facility. The terms of the bank and finance company agreements contain, among other provisions, requirements for maintaining defined levels of working capital, tangible net worth, debt service coverage and funded debt to EBITDA. As of June 30, 1999, the Company was in violation of each of its covenants under these agreements, excluding tangible net worth. These
violations  were  temporarily  waived  by the bank and  finance  company.   The
Company intends on extending the maturities of all of this indebtedness, partially through planned refinancing with other lenders. If the Company is unable to extend its maturities and/or refinance the Hibernia Facility, it may be necessary for the Company to seek additional capital and/or sell operating assets or divisions to raise funds to satisfy its debt obligations. Management believes that the Company will be able to obtain appropriate financing for its operations.

In February and June 1999, the Company privately placed a total of $3.0 million in subordinated debentures with an affiliate of the Company. The proceeds were used for cash reserves and general corporate purposes. The notes bear interest at 12% per annum, and mature on March 1, 2004. In connection with these debentures, the Company issued warrants to purchase up to 960,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The fair value of the warrants issued is included as paid-in capital and the effective interest rate over the term of the debt is 19.9%. At June 30, 1999, the Company has access to an additional $2.0 million in subordinated debentures with similar terms and conditions.

At June 30,1999, the Company had $2.7 million in available credit, including the Hibernia Facility and the subordinated debt.

In May 1999, the Company completed the sale and leaseback of 19 of its helicopters for $8.5 million. The sale resulted in a loss of approximately $0.6 million which has been deferred over the life of the ten year operating
lease as it is, in effect, a prepayment of rent.   Lease payments total
approximately $80,000 per month. Of these proceeds, $7.9 million was paid to Hibernia and $0.6 million was paid to another lender.

NOTE 4.  COMPREHENSIVE INCOME

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                 Three months ended June 30,  Six months ended June 30,
                                      1999        1998        1999        1998
Net Income (Loss)                   $(4,323)    $3,511      $(5,548)    $5,356
Other Comprehensive Income:
Foreign   currency   translation
adjustments                              23        (20)          39        (20)
Comprehensive Income (Loss)         $(4,300)    $3,491      $(5,509)    $5,336


NOTE 5.  ACQUISITIONS

Effective July 1998, the Company entered into a joint venture with Edwin Waldman Attie of Bolivia. The operating results of the joint venture company have been included in the consolidated statements of income from the date of acquisition. The pro forma effect of the joint venture as though it occurred as of the beginning of each period presented is not material.

NOTE 6.  ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES

In the third quarter of 1998, the Company evaluated certain assets for realizability due to the reduced market activity and the related decline in asset utilization of certain categories of the Company's equipment. The Company recorded an asset impairment charge of $1.8 million, primarily related to nine drilling units and 15 trucks which had become impaired due to reduced demand and environmental impact factors which have restricted their future use. The Company wrote-off $1.3 million for seismic data held for sale which was impaired due to recent price declines. The Company also recorded an additional $0.6 million in provision for uncollectible accounts receivable.

In addition, in response to anticipated future market conditions, the Company's senior management and its Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies. The plan involves several factors including the restructuring of senior management and the relocation of certain of its operational facilities. Accordingly, the Company recorded an accrual for severance and lease exit costs of $0.3 million in September 1998. As of June 30, 1999, the Company has paid all of these costs. Currently, the Company has sold all of the trucks and one of the drilling units which were considered to be impaired. Additionally, the Company has restructured its senior management compensation plans, reduced its workforce and sold its office located in Thibodeaux, Louisiana.

NOTE 7.  SEGMENT INFORMATION

The following shows industry segment information for its three operating segments, Drilling, Survey and Aviation, for the three and six month periods ended June 30, 1999 and 1998 (All amounts are unaudited):

                          Three months ended June 30,  Six months ended June 30,
                              1999          1998          1999          1998
Operating revenues:(1)(2)
Drilling                    $  5,080      $  16,257     $  11,233     $  30,250
Survey                         1,979          5,142         3,274         7,336
Aviation                       1,458          2,851         3,610         4,993
Total                       $  8,517     $   24,250     $  18,117     $  42,579

  (1) Net of inter-segment revenues of $0.2 million for each of the three month periods ended June 30, 1999 and 1998 and $0.3 and $0.7 for the six month periods ended June 30, 1999 and 1998, respectively.

(2) Includes $1.8 million and $2.4 million  of  integrated  services  in  South
  America   for   the  three  and  six  month  periods  ended  June  30,  1999, respectively.

                                    Three months ended June 30,  Six months ended June 30,
                                        1999          1998          1999          1998
Gross profit (loss):
Drilling                             $   (564)      $   6,136     $    739       $  9,658
Survey                                   (850)          1,317         (982)         2,334
Aviation                                 (308)          1,165         (158)         2,227
Other                                    (117)           ---          (280)           ---
Total                                $ (1,839)      $   8,618     $   (681)      $ 14,219

General and administrative expenses     3,021           2,565        5,645          4,836
Other expense, net                        731             200        1,192            455
Income(loss) before taxes            $ (5,591)      $   5,853     $ (7,518)      $  8,928

Identifiable Assets:
Drilling                            $  32,561       $  45,956
Survey                                  5,495           9,729
Aviation                               13,027          22,791
Other                                  18,343          11,127
Total                               $  69,426       $  89,603

Capital Expenditures:
Drilling                            $      22       $   3,710     $   792       $  5,174   $
Survey                                      5             215          23            632
Aviation                                   23           1,447          84          3,679
Other                                     311             391         431            987
Total                               $     361       $   5,763     $ 1,330       $ 10,472


NOTE 8.  RECENT PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. In June 1999, the FASB delayed SFAS No. 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. Management believes the implementation of SFAS No. 133 will not have a material effect on its results of operations or financial statement disclosures as the Company historically has not used these investments.

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

      SEASONALITY AND WEATHER RISKS. Results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average, fewer hours are worked per day, aviation flight hours decline and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours.

RESULTS OF OPERATIONS               Three months ended June 30,   Six months ended June 30,
                                         1999       1998               1999       1998
Operating revenue                     $   8,517   $ 24,250          $ 18,117   $  42,579
Operating expense                        10,356     15,632            18,798      28,360
Gross profit                             (1,839)     8,618              (681)     14,219
General and administrative expenses       3,021      2,565             5,645       4,836
Operating income (loss)                  (4,860)     6,053            (6,326)      9,383
Interest expense                            790        429             1,280         736
Other income                                 59        229                88         281
Income (loss) before income taxes        (5,591)     5,853            (7,518)      8,928
Income tax expense (benefit)               (960)     2,342            (1,627)      3,572
Net income (loss), including minority    (4,631)     3,511            (5,891)      5,356
interest
Loss of minority interest                  (308)       ---              (343)        ---
Net income (loss)                     $  (4,323)   $ 3,511           $(5,548)  $   5,356

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      Operating revenues decreased 65%, or $15.8 million, from $24.3 million for the three months ended June 30, 1998 to $8.5 million for the three months ended June 30, 1999. As a result of the decline in seismic activity during the last year, drilling and survey revenues decreased $12.1 million and $4.1 million, respectively, to $4.2 million and $1.0 million, respectively, for the three months ended June 30, 1999. Aviation revenues decreased $1.4 million from $2.9 million for the three months ended June 30, 1998 to $1.5 million for the three months ended June 30, 1999. These decreases were partially offset by international revenues of $1.8 million, generated by the Company's South American joint venture which was formed July 1, 1998.

      Operating expenses decreased 33%, or $5.2 million, from $15.6 million for the three months ended June 30, 1998 to $10.4 million for the three months ended June 30, 1999. Declines in payroll costs and contract services accounted for 52% of this decrease as operating payroll expense decreased from $6.7 million to $5.8 million and contract services decreased from $1.9 million to $0.1 million for the quarters ended June 30, 1998 and 1999, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 427 for the three months ended June 30, 1999 compared to 625 for the three months ended June 30, 1998. Also as a result of the lower activity levels in the second quarter of 1999 as compared to the second quarter of 1998, explosives and fuel costs, repairs and maintenance expenses and field supply costs decreased $2.5 million from $4.4 million to $1.9 million for the three months ended June 30, 1998 and 1999, respectively. Depreciation expense remained constant at approximately $1.1 million for the three months ended June 30, 1998 and 1999.

      Gross profit margins were 36% and (22)% for the three months ended June 30, 1998 and 1999, respectively. The variance is attributable to substantially lower domestic revenues from the Company's Drilling, Survey and Aviation segments, as well as losses incurred from South American operations. The Company has completed its job in South America and expects no further operating losses. Domestic operations resulted in a (3%) gross margin for the three months ended June 30, 1999.

      General and administrative expenses were $2.6 million for the three months ended June 30, 1998 compared to $3.0 million for the three months ended June 30, 1999, a 15% increase. Payroll costs increased $0.6 million from $1.0 million for the second quarter of 1998 to $1.6 million for the second quarter of 1999. These increases are due primarily to additions in executive management and other administrative personnel, specifically in South America. The Company employed an average of 112 administrative personnel, 24 of which were in South America, for the three months ended June 30, 1999, a 39% increase over the 80 administrative personnel employed for the three months ended June 30, 1998. Currently, the Company has implemented a reduction in its workforce. Advertising, travel and entertainment, professional services expense and other decreased $0.2 million, from $0.8 million for the three months ended June 30, 1998 to $0.6 million for the three months ended June 30, 1999, due to the decreased activity levels.

      Interest expense increased $0.4 million from $0.4 million for the three month period ended June 30, 1998 to $0.8 million for the three month period ended June 30, 1999, due primarily to higher average levels of debt outstanding during the periods.

      Income tax expense for the second quarter of 1998 was $2.3 million. There was an income tax benefit for the second quarter of 1999 of $1.0 million. The actual rate is less than the effective tax rate due primarily to non-deductible goodwill and to approximately $0.5 million in a valuation allowance for foreign tax assets that was recorded in the second quarter of 1999 whose realizability is no longer deemed more probable than not.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      Operating revenues decreased $24.5 million, or 58%, from $42.6 million to $18.1 million for the six month periods ended June 30, 1998 and 1999, respectively. Drilling revenues decreased $20.0 million to $10.3 million for the six months ended June 30, 1999. Survey revenues decreased $5.5 million, from $7.3 million for the six months ended June 30, 1998 to $1.8 million for the six months ended June 30, 1999. Aviation revenues decreased $1.4 million to $3.6 million for the six months ended June 30, 1999 from $5.0 million for the six months ended June 30, 1998. These decreases were related to declines in market activity and were partially offset by international revenues of $2.4 million for the six months ended June 30, 1999. There were no international revenues for the same period in 1998.

      Operating expenses decreased $9.6 million, or 34%, from $28.4 million for the six months ended June 30, 1998 to $18.8 million for the six months ended June 30, 1999. Decreases in operating payroll and contract services costs accounted for 68% of this decrease as operating payroll decreased $3.5 million to $9.6 million for the six months ended June 30, 1999, and contract services decreased $3.0 million to $0.1 million for the six months ended June 30, 1999. The decreases in seismic activity has resulted in less contract services required by the Company, as well as fewer personnel as the number of field employees fell from 677 at June 30, 1998 to 256 at June 30, 1999. As a result of the declines in the utilization of the Company's equipment, repairs and maintenance expense decreased 41% from $3.7 million for the six months ended June 30, 1998 to $2.2 million for the six months ended June 30, 1999. Explosives costs decreased $1.9 million from $2.7 million for the six months ended June 30, 1998 to $0.8 million for the six months ended June 30, 1999 due to less jobs requiring explosives. These decreases were partially offset by a $0.3 million increase in depreciation from $2.0 to $2.3 million for the six months ended June 30, 1998 and 1999, respectively.

      Gross profit margins were 33% and (3)% for the six months ended June 30, 1998 and 1999, respectively. The variance is attributable to substantially lower domestic revenues from the Company's Drilling, Survey and Aviation segments, as well as losses incurred from South American operations. The Company has completed its job in South America and expects no further operating losses. Domestic operations resulted in a 6% gross margin for the six months ended June 30, 1999.

      General and administrative expenses were $5.6 million for the six months ended June 30, 1999, a 17% increase over the $4.8 million for the six months ended June 30, 1998. Payroll and perdiem costs increased $0.9 million from $2.4 million to $3.3 million for the six months ended June 30, 1998 and 1999, respectively. This increase was due to an increased level of administrative employees as the number of personnel increased from 83 to 108 at June 30, 1998 and 1999, respectively. Amortization expense increased $0.1 million to $0.4 million for the six months ended June 30, 1999. These increases were partially offset by a decrease in bad debt expense of $0.2 million, from $0.3 million for the six months ended June 30, 1998 to $0.1 million for the six months ended June 30, 1999.

      Interest expense increased $0.6 million, or 86%, from $0.7 million for the six months ended June 30, 1998 to $1.3 million for the six months ended June 30, 1999, due primarily to higher levels of debt outstanding for the period ended June 30, 1999.

      Income tax expense was $3.6 million for the six months ended June 30, 1998. Due to the loss for the six months ended June 30, 1999, there was an income tax benefit of $1.6 million. The actual rate is less than the effective tax rate due primarily to non-deductible goodwill and to approximately $0.5 million in a valuation allowance for foreign tax assets that was recorded in the second quarter of 1999 whose realizability is no longer deemed more probable than not.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had approximately $0.1 million in cash compared to approximately $3.3 million at December 31, 1998. The Company had $(2.0) million working capital at June 30, 1999, compared to $5.7 million at December 31, 1998. The decrease in working capital was due to lower cash levels and the reclassification of a significant portion of the Company's long-term debt to current debt, which were partially offset by decreases in accounts payable and accrued expenses.

      The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended in March 1999, currently provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements and a $7.9 million line of credit to finance capital expenditures and acquisitions. The loans bear interest at prime plus 1%. and have a final maturity of January 20, 2000. As of June 30, 1999, the Company had approximately $13.2 million outstanding under the Hibernia Facility. The Company intends on extending the maturities of all of this indebtedness, partially through planned refinancing with other lenders. If the Company is unable to extend its maturities and/or refinance the Hibernia Facility, it may be necessary for the Company to seek additional capital and/or sell operating assets or divisions to raise funds to satisfy its debt obligations. Management believes that the Company will be able to obtain appropriate financing for its operations.

      As of June 30, 1999, the Company also had approximately $7.4 million in other loans outstanding, the majority of which (approximately $3.5 million) is owed pursuant to agreements with The CIT Group (CIT), consisting of two asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $2.8 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. The remaining portion of the CIT Loans bear interest at LIBOR plus 3.0%. These loans are collateralized by various seismic drilling, support equipment and aircraft.

      In May 1999, the Company completed the sale and leaseback of 19 of its helicopters for $8.5 million. Of these proceeds, $7.9 million was paid to Hibernia and $0.6 million was paid to CIT.

      In February and June 1999, the Company privately placed a total of $3.0 million in subordinated debentures with an affiliate of the Company. The proceeds were used for cash reserves and general corporate purposes. The notes bear interest at 12% per annum, and mature on March 1, 2004. In connection with these debentures, the Company issued warrants to purchase up to 960,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The fair value of the warrants is included as paid-in capital and the effective interest rate over the term of the debt is approximately 19.9%. Currently, the Company has commitment for an additional $2.0 million in subordinated debt, $1.0 million of which was received in July 1999. This debt will bear the same terms as the current debt outstanding with this affiliate.

      At June 30, 1999, the Company had $2.7 million in available credit, including the Hibernia Facility and the subordinated debt.

      As of June 30, 1999, remaining indebtedness includes: (i) $40,000 owed to Delta Surveys, Inc. (8.5% interest rate; March 31, 2000 maturity date), (ii) $63,000 incurred in connection with the formation of OMNI Geophysical (March 1, 2001 maturity date), (iii) approximately $900,000 owed to finance and insurance companies incurred to finance certain of the Company's insurance premiums, and
(iv) $900,000 owed to an affiliate incurred to purchase two operating facilities (non-interest bearing).

      The Company currently expects to make minimal capital expenditures for the remainder of 1999.

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

      STATE OF READINESS. The Company has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of the Company, particularly for accounting and operations control. Progress of the Y2K plan is being monitored by senior management. The Company believes all critical components of the plan are completed.

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

      INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS. The bulk of computerized business systems processing is provided through commercial third party software licensed by the Company. This software has been tested for compliance and the Company believes that it is Y2K Compliant. Additionally, the Company is currently in the process of implementing a more sophisticated software package to meet their reporting and operational needs. An assessment of all embedded systems contained in the Company's buildings, equipment and other infrastructure has been completed. These assessments revealed the need to upgrade the current phone voice mail system. This process was completed in the second quarter of 1999.

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

      CONTINGENCY PLANS. Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas will be developed as needed beginning in the third quarter of 1999. However, there can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

CAUTIONARY STATEMENTS

      This Annual Report contains "forward-looking statements". Such statements include, without limitation, statements regarding the Company's expectations regarding revenue levels, profitability and costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities.

      Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the Company's dependence on activity in the oil and gas industry, risks associated with the Company's rapid growth, the absence of a combined operating history of the Company and the companies it has recently acquired whose operations differ in many cases from the Company's traditional Transition Zone seismic drilling operations, risks associated with the Company's acquisition strategy, dependence on a relatively small number of significant customers, seasonality and weather risks, the hazard