Form 10-Q
period 1999-09-30
OMNI ENERGY SERVICES CORP
filed 1999-11-15
CIK 1046212

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Quarterly period ended September 30, 1999

                                    or

        ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period _______ to _______


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As  of  November  12,   1999   there   were   15,979,505   shares   of  the
Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1.

                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                          (Thousands of dollars)

ASSETS                              September 30,  December 31,
                                        1999           1998
                                    -------------  ------------
                                    (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents         $     442      $   3,333
   Accounts receivable, net              9,618          9,691
   Parts and supplies inventory          5,821          6,113
   Deferred tax asset                      851            851
   Prepaid expenses and other            2,368          3,216
                                     ---------      ---------
     Total current assets               19,100         23,204
                                     ---------      ---------

PROPERTY AND EQUIPMENT:
   Land                                  1,208          1,209
   Buildings and improvements            5,049          5,542
   Drilling, field and support
     equipment                          28,186         28,383
   Shop equipment                          757          1,140
   Office equipment                      1,777          1,443
   Aircraft                                338         10,592
   Vehicles                              2,790          3,956
   Construction in progress                218            572
                                     ---------      ---------
                                        40,323         52,837
   Less:  accumulated depreciation       7,760          6,596
                                     ---------      ---------
     Total property and equipment       32,563         46,241
                                     ---------      ---------

OTHER ASSETS:
   Goodwill, net                        14,884         15,406
   Deferred tax asset                      679            ---
   Other                                 1,125            495
                                     ---------      ---------
     Total other assets                 16,688         15,901
                                     ---------      ---------
     Total assets                    $  68,351      $  85,346
                                     =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                          (Thousands of dollars)


LIABILITIES AND EQUITY                                 September 30,   December 31,
                                                           1999            1998
                                                       -------------   ------------
                                                       (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                $  13,102        $   9,917
   Line of credit                                          5,520              ---
   Accounts payable                                        4,122            6,276
   Accrued expenses                                        2,285            1,204
                                                       ---------        ---------
     Total current liabilities                            25,029           17,397
                                                       ---------        ---------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                   111           14,371
   Line of credit                                            ---            4,315
   Subordinated debt                                       4,798              ---
   Due to affiliates and shareholders                        ---            1,000
   Deferred taxes                                            ---            2,092
                                                       ---------        ---------
     Total long-term liabilities                           4,909           21,778
                                                       ---------        ---------
TOTAL LIABILITIES                                         29,938           39,175
                                                       ---------        ---------
MINORITY INTEREST                                            244              600
                                                       ---------        ---------
EQUITY:
   Common Stock, $.01 par value, 45,000,000
     shares authorized; 15,979,505 issued and
     outstanding                                             160              160
   Additional paid-in capital                             47,378           46,885
   Accumulated deficit                                    (9,349)          (1,414)
   Cumulative translation adjustment                         (20)             (60)
                                                       ---------        ---------
     Total equity                                         38,169           45,571
                                                       ---------        ---------
     Total liabilities and equity                      $  68,351        $  85,346
                                                       =========        =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)




                                                    THREE MONTHS             NINE MONTHS
                                                        ENDED                   ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                ---------------------   --------------------
                                                   1999       1998         1999       1998
                                                ----------  ---------   ----------  --------
                                                     (Unaudited)              (Unaudited)
Operating revenue                               $   8,756   $  19,905   $  26,876  $  62,483
Operating expenses                                  9,051      17,016      27,850     45,374
                                                ---------   ---------   ---------  ---------
   Gross profit (loss)                               (295)      2,889        (974)    17,109

General and administrative expenses                 2,266       4,378       7,912      9,214
Asset impairment and other charges                    ---       3,379         ---      3,379
                                                ---------   ---------   ---------  ---------
   Operating income (loss)                         (2,561)     (4,868)     (8,886)     4,516

Interest expense                                      687         474       1,967      1,211
Other income (expense)                               (201)        (81)      (114)        200
                                                ---------   ---------   ---------  ---------
                                                      888         555       2,081      1,011
                                                ---------   ---------   ---------  ---------
   Income (loss) before taxes                      (3,449)     (5,423)    (10,967)     3,505

Income tax expense (benefit)                       (1,047)     (2,180)     (2,673)     1,391
                                                ---------   ---------   ---------  ---------
Net income (loss), including
    minority interest                              (2,402)     (3,243)     (8,294)     2,114
Gain (loss) of minority interest                      (13)         17        (357)        17
                                                ---------   ---------   ---------  ---------
Net income (loss)                               $  (2,389)  $  (3,260)  $  (7,937) $   2,097
                                                =========   =========   =========  =========

Net income (loss) per share:
   Basic                                        $   (0.15)  $   (0.20)  $   (0.50) $    0.13
   Diluted                                      $   (0.15)  $   (0.20)  $   (0.50) $    0.13

Weighted average shares outstanding:
   Basic                                           15,979      15,946      15,967     15,815
   Diluted                                         15,979      15,946      15,967     16,019




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                          (THOUSANDS OF DOLLARS)

                                                              NINE MONTHS
                                                                 ENDED
                                                               SEPTEMBER
                                                                  30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                        $ (7,937)   $ 2,097
 Adjustments to reconcile net income to net cash
   provided by (used in) operating  activities-
    Depreciation                                             3,245      3,274
    Amortization                                               676        498
    Loss on fixed asset disposition                            238        103
    Deferred compensation                                       73        108
    Provision (benefit) for deferred income taxes           (2,771)       ---
    Provision for bad debts                                    165      1,061
    Asset impairment and other charges                         ---      3,379
    Interest expense on detachable warrants                    171        ---
    Minority interest                                         (357)       ---
Changes in operating assets and liabilities-
 Decrease (increase) in assets-
   Receivables-
    Trade                                                   (1,296)    (4,421)
    Other                                                    1,264        622
   Inventory                                                   296     (3,329)
   Prepaid expenses                                          1,518        523
   Other                                                      (779)    (2,949)
 Increase (decrease) in liabilities-
   Accounts payable and accrued expenses                    (1,038)    (1,665)
   Due to affiliates                                          (100)       ---
   Unearned revenue                                            ---       (638)
                                                          --------    -------
    Net cash used in operating activities                   (6,632)    (1,337)
                                                          --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposal of fixed assets                      9,316      2,984
 Purchase of fixed assets                                     (686)   (16,482)
 Acquisitions, net of cash received                            ---     (2,856)
                                                          --------    -------
    Net cash provided by (used in) investing
     activities                                              8,630    (16,354)
                                                          --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                      607      7,883
 Capital contributions                                         ---      1,650
 Subordinated debt                                           5,000        ---
 Principal payments on long-term debt                      (11,708)    (8,236)
 Net borrowings (payments) on line of credit                 1,206     10,000
                                                          --------    -------
   Net cash provided by (used in) financing activities      (4,895)    11,297
                                                          --------    -------

 Effect of exchange rate changes in cash                         6         (5)

NET DECREASE IN CASH                                        (2,891)    (6,399)
CASH, at beginning of period                                 3,333      8,723
                                                          --------    -------
CASH, at end of period                                    $    442    $ 2,324
                                                          ========    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                                    $  1,816    $ 1,258
                                                          ========    =======
CASH PAID FOR TAXES                                       $    ---    $ 2,270
                                                          ========    =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, the management of OMNI Energy Services Corp. (the "Company") believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

NOTE 2.  EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. The Company had 1,404,602 and 1,349,964 options, and 1,291,478 and 820,865 warrants outstanding in the three and nine month periods ended September 30, 1999, respectively that were excluded from the calculation of diluted EPS as they were antidilutive due to the losses for those periods.

The Company had 1,307,384 options for the three months ended September 30, 1998 that were excluded from the calculation of diluted EPS as they were antidilutive due to the loss for that period. The Company had 30,875 options outstanding in the nine month period ended September 30, 1998 that were excluded from the calculation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Dilutive common equivalent shares for the nine month period ended September 30, 1998 were 203,164, all attributable to stock options.

NOTE 3.  LONG-TERM DEBT

The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility currently provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements and a $2.9 million note used to finance capital expenditures and acquisitions. The loans bear interest at prime plus 3% and have a final maturity of January 20, 2000. As of September 30, 1999, the Company had approximately $14.5 million outstanding under the Hibernia Facility. In accordance with the fifth amendment signed with the bank in September 1999, a principal payment of $1.7 million was due on October 31, 1999. The Company is currently in negotiations to extend this payment date.

At September 30, 1999, the Company also has approximately $3.1 million is outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of two asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $2.5 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. In accordance with the third amendment to this agreement signed in September 1999, the principal payments due in September and October 1999 were postponed until the November 1999 due date and will bear interest at prime plus 3%. The remaining portion of the CIT Loans bear interest at LIBOR plus 3.0%. These loans are collateralized by various seismic drilling units, support equipment and aircraft.

  The terms of the Hibernia and CIT agreements contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital, tangible net worth and cash flow coverage. Each agreement also includes cross-default provisions for these covenants. At September 30, 1999, the Company was in violation of its covenants under these agreements, excluding tangible net worth, and accordingly amounts outstanding under the Hibernia and CIT agreements are classified as current liabilities. The Company is currently negotiating with Hibernia and CIT to have these covenant violations waived. The Company is attempting to refinance its current Hibernia agreements through a combination of new agreements with Hibernia or other parties which appropriately matches principal amortization with the cashflow capabilities of the assets pledged against the outstanding obligations. In addition to attempting to refinance the outstanding amounts due to Hibernia, the Company is evaluating other capital raising alternatives, including additional debt, the sale of operating assets or divisions, and other alternatives. Management believes that the Company will be able to obtain appropriate financing for its operations.

In July and September 1999, the Company privately placed a total of $2.0 million in subordinated debentures with an affiliate of the Company. The notes bear interest at 12% per annum, with $1.0 million maturing on March 1, 2004 and $1.0 million maturing on March 1, 2005. In connection with these debentures, the Company issued warrants to purchase up to 640,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The Company has previously placed an additional $3.0 million in subordinated debentures with the same affiliate and issued 960,000 warrants, bearing the same terms. The proceeds of all of these notes were used for current working capital purposes. The fair value of all warrants issued as of September 30, 1999 total approximately $0.2 million and is included as paid-in capital. The effective interest rate over the term of the debt is approximately 19.5%.

In October 1999, the Company privately placed an additional $2.5 million in subordinated debentures with the same affiliate of the Company. The notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. The notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 300,000 and 37,500 shares of the Company's common stock at an exercise price of $3.00 and $2.00, respectively. The warrants vest immediately and expire on March 1, 2005.

NOTE 4.  COMPREHENSIVE INCOME

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                               Three months ended     Nine months ended
                                                  September 30,         September 30,
                                               --------------------   -------------------
                                                  1999      1998        1999       1998
                                               ---------  ---------   ---------  --------
Net Income (Loss)                              $ (2,389)  $ (3,260)   $ (7,937)  $  2,097
Other Comprehensive Income:
Foreign currency translation adjustments              1        (34)         40        (54)
                                               --------   --------    --------   --------
Comprehensive Income (Loss)                    $ (2,388)  $  3,294    $ (7,897)  $  2,043
                                               ========   ========    ========   ========

NOTE 5.  ACQUISITIONS

Effective July 1998, the Company entered into a joint venture with Edwin Waldman Attie of Bolivia. The operating results of the joint venture company have been included in the consolidated statements of income from the date of acquisition. The pro forma effect of the joint venture as though it occurred as of January 1, 1998 is not material.

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

In addition, in response to anticipated future market conditions, in the third quarter of 1998 the Company's senior management and its Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies. The plan involved several factors including the reorganization of senior management and the relocation of certain of its operational facilities. Accordingly, the Company recorded an accrual for severance and lease exit costs of $0.3 million in September 1998. As of September 30, 1999, the Company has paid all of these costs. Currently, the Company has sold all of the trucks and one of the drilling units which were considered to be impaired. The estimated fair value of the remaining eight drilling units is approximately $0.6 million and is included in other current assets.

NOTE 7.  SEGMENT INFORMATION

The following shows industry segment information for its three operating segments, Drilling, Survey and Aviation, for the three and nine month periods ended September 30, 1999 and 1998:

                                               Three months ended     Nine months ended
                                                  September 30,         September 30,
                                               -------------------    -------------------
                                                 1999       1998        1999       1998
                                               --------   --------    --------   --------
Operating revenues: (1)(2)
 Drilling                                      $  4,125   $ 11,934    $ 15,360   $ 42,183
 Survey                                           1,540      4,527       4,815     11,863
 Aviation                                         3,091      3,444       6,701      8,437
                                               --------   --------    --------   --------
        Total                                  $  8,756   $ 19,905    $ 26,876   $ 62,483
                                               ========   ========    ========   ========

(1) Net of inter-segment revenues of $0.1 and $1.2 million for the nine month periods ended September 30, 1999 and 1998, respectively.

(2) Includes $1.2 million, $2.5 million and $1.2 million of integrated services in South America for the three month period ended September 30,1998 and the nine month periods ended September 30, 1999 and 1998, respectively.

                                               Three months ended     Nine months ended
                                                  September 30,         September 30,
                                               -------------------    -------------------
                                                  1999      1998        1999       1998
                                               ---------  --------    --------   --------
Gross profit (loss):
 Drilling                                      $   (308)  $    752    $    290   $ 10,580
 Survey                                            (177)       811      (1,180)     3,159
 Aviation                                           299      1,326         305      3,370
 Other                                             (109)       ---        (389)       ---
                                               --------   --------    --------   --------
        Total                                  $   (295)  $  2,889    $   (974)  $ 17,109

General and administrative expenses               2,266      4,378       7,912      9,214
Asset impairment & other charges                    ---      3,379         ---      3,379
Other expense, net                                  888        555       2,081      1,011
                                               --------   --------    --------   --------
Income (loss) before taxes                     $ (3,449)  $ (5,423)   $(10,967)  $  3,505
                                               ========   ========    ========   ========
Identifiable Assets:
 Drilling                                      $ 29,516   $ 35,071
 Survey                                           4,712      4,905
 Aviation                                        10,258     20,769
 Other                                           23,865     31,381
                                               --------   --------

        Total                                  $ 68,351   $ 92,126
                                               ========   ========

Capital Expenditures:
 Drilling                                      $      6   $  3,969    $    196   $  9,477
 Survey                                              15        236          38        868
 Aviation                                            55        957         104      4,636
 Other                                               33        514         348      1,501
                                               --------   --------    --------   --------
        Total                                  $    109   $  5,676    $    686   $ 16,482
                                               ========   ========    ========   ========


NOTE 8.  RECENT PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. In June 1999, the FASB delayed SFAS No. 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. Management believes the implementation of SFAS No. 133 will not have a material effect on its results of operations or financial statement disclosures as the Company historically has not used these instruments.

NOTE 9.  CONCENTRATION OF CREDIT RISK

The Company's accounts receivable includes unsecured amounts of approximately $3.0 million from two customers who have recently filed for Chapter 11 bankruptcy. The Company currently has specific reserves totaling approximately $0.9 million related to those receivables, however future additional reserves may be required when additional information becomes available from the unsecured credit committee. The Company also has receivables totaling approximately $2.0 million from two additional customers for which there are no foreseen collection issues.

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

RESULTS OF OPERATIONS                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------    -------------------
                                                 1999       1998        1999       1998
                                               --------   --------    --------   --------
Operating revenue                              $  8,756   $ 19,905    $ 26,876   $ 62,483
Operating expense                                 9,051     17,016      27,850     45,374
                                               --------   --------    --------   --------
Gross profit                                       (295)     2,889        (974)    17,109
General and administrative expenses               2,266      4,378       7,912      9,214
Asset impairment and other charges                  ---      3,379         ---      3,379
                                               --------   --------    --------   --------
Operating income (loss)                          (2,561)    (4,868)     (8,886)     4,516
Interest expense                                    687        474       1,967      1,211
Other income (expense)                             (201)       (81)       (114)       200
                                               --------   --------    --------   --------
Income (loss) before income taxes                (3,449)    (5,423)    (10,967)     3,505
Income tax expense (benefit)                     (1,047)    (2,180)     (2,673)     1,391
                                               --------   --------    --------   --------
Net income (loss), including minority
 interest                                        (2,402)    (3,243)     (8,294)     2,114
Minority interest                                   (13)        17        (357)        17
                                               --------   --------    --------   --------
Net income (loss)                              $ (2,389)  $ (3,260)   $ (7,937)  $  2,097
                                               --------   --------    --------   --------


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Operating revenues decreased 56%, or $11.1 million, from $19.9 million for the three months ended September 30, 1998 to $8.8 million for the three months ended September 30, 1999. As a result of the decline in seismic activity during the last year, drilling and survey revenues decreased $7.8 million and $1.7 million, respectively, to $4.1 million and $1.6 million, respectively, for the three months ended September 30, 1999. Aviation revenues decreased $0.4 million from $3.5 million for the three months ended September 30, 1998 to $3.1 million for the three months ended September 30, 1999. The Company's South American joint venture had revenues of $1.2 million for the three months ended September 30, 1998. There were no similar revenues for the three months ended September 30, 1999.

     Operating expenses decreased 46%, or $7.9 million, from $17.0 million for the three months ended September 30, 1998 to $9.1 million for the three months ended September 30, 1999. Declines in payroll costs and contract services accounted for 57% of this decrease as operating payroll expense decreased from $7.8 million to $3.9 million and contract services decreased from $0.9 million to $0.3 million for the quarters ended September 30, 1998 and 1999, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 324 for the three months ended September 30, 1999 compared to 694 for the three months ended September 30, 1998. Also as a result of the lower activity levels in the third quarter of 1999 as compared to the third quarter of 1998, explosives and fuel costs, repairs and maintenance expenses and field supply costs decreased $3.1 million from $5.4 million to $2.3 million for the three months ended September 30, 1998 and 1999, respectively. Depreciation expense decreased 25%, or $0.3 million, to $0.9 million for the three months ended September 30, 1999. This decrease is due primarily to the sale leaseback transaction involving 19 of the Company's helicopters in May 1999.

     Gross profit margins were 15% and (3)% for the three months ended September 30, 1998 and 1999, respectively. The variance is attributable to substantially lower domestic revenues from the Company's Drilling, Survey and Aviation segments, as well as decreased activity from the Company's South American operations.

     General and administrative expenses were $4.4 million for the three months ended September 30, 1998 compared to $2.3 million for the three months ended September 30, 1999, a 48% decrease. Payroll costs decreased $0.6 million from $1.8 million for the third quarter of 1998 to $1.2 million for the third quarter of 1999. These decreases are due primarily to lower personnel levels as the average number of administrative employees declined to 76 for the three months ended September 30, 1999, from 105 for the three months ended September 30, 1998. Advertising, travel and entertainment, professional services expense and other decreased $0.7 million, from $1.3 million for the three months ended September 30, 1998 to $0.6 million for the three months ended September 30, 1999, due to the decreased activity levels.

     Interest expense increased $0.2 million from $0.5 million for the three month period ended September 30, 1998 to $0.7 million for the three month period ended September 30, 1999, due primarily to higher average levels of debt outstanding during the periods.

     Due to the losses for the periods ended September 30, 1998 and 1999, the Company recorded an income tax benefit of $2.2 million and $1.0 million for those periods, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Operating revenues decreased $35.6 million, or 57%, from $62.5 million to $26.9 million for the nine month periods ended September 30, 1998 and 1999, respectively. Drilling revenues decreased $27.8 million to $14.4 million for the nine months ended September 30, 1999. Survey revenues decreased $7.4 million, from $10.7 million for the nine months ended September 30, 1998 to $3.3 million for the nine months ended September 30, 1999. Aviation revenues decreased $1.7 million to $6.7 million for the nine months ended September 30, 1999 from $8.4 million for the nine months ended September 30, 1998. These decreases were related to declines in market activity and were partially offset by an increase in international revenues of $1.3 million, from $1.2 million for the nine months ended September 30, 1998 to $2.5 million for the nine months ended September 30, 1999.

     Operating expenses decreased $17.5 million, or 39%, from $45.4 million for the nine months ended September 30, 1998 to $27.9 million for the nine months ended September 30, 1999. Decreases in operating payroll and contract services costs accounted for 61% of this decrease as operating payroll decreased $6.9 million to $13.7 million for the nine months ended September 30, 1999, and contract services decreased $3.7 million to $0.4 million for the nine months ended September 30, 1999. The decreases in seismic activity have resulted in less contract services required by the Company, as well as fewer personnel as the number of field employees fell from 639 at September 30, 1998 to 317 at September 30, 1999. As a result of the declines in the utilization of the Company's equipment, repairs and maintenance expense decreased 46% from $6.7 million for the nine months ended September 30, 1998 to $3.6 million for the nine months ended September 30, 1999. Explosives costs decreased $2.6 million from $3.7 million for the nine months ended September 30, 1998 to $1.1 million for the nine months ended September 30, 1999 due to less jobs requiring explosives. Insurance and supplies expense decreased $1.6 million to $1.4 million for the nine months ended September 30, 1999. These decreases were partially offset by a $0.6 million increase in rent and lease expense from $1.6 to $2.2 million for the nine months ended September 30, 1998 and 1999, respectively. This increase is due primarily to the sale and leaseback of 19 of the Company's helicopters in May 1999. Depreciation remained relatively constant at $3.3 million for the each of the nine month periods ended September 30, 1998 and 1999.

     Gross profit margins were 27% and (4)% for the nine months ended September 30, 1998 and 1999, respectively. The variance is attributable to substantially lower domestic revenues from the Company's Drilling, Survey and Aviation segments, as well as losses incurred from South American operations. The Company has reduced South American operating levels to a minimum pending future projects and expects no future operating losses. Domestic operations resulted in a 2% gross margin for the nine months ended September 30, 1999.

     General and administrative expenses decreased $1.3 million, or 14%, from $9.2 million to $7.9 million for the nine months ended September 30, 1998 and 1999, respectively. Payroll and insurance costs increased $0.3 million from $4.2 million to $4.5 million for the nine months ended September 30, 1998 and 1999, respectively. This increase was due to an increased level of administrative employees as the average number of personnel increased from 86 to 99 for the nine month periods ended September 30, 1998 and 1999, respectively. The increase in administrative personnel was due primarily to the South American joint venture that took place in July 1998. Amortization expense increased $0.2 million to $0.7 million for the nine months ended September 30, 1999. These increases were offset by decreases in advertising, travel and entertainment, professional services and other as these expenses decreased $0.9 million from $2.5 million to $1.6 million for the nine months ended September 30, 1998 and 1999, respectively. Bad debt expense decreased $0.9 million to $0.2 million for the nine months ended September 30, 1999. This decrease was due primarily to a $0.6 million additional reserve for bad debts recorded in September 1998.

     Interest expense increased $0.8 million, or 67%, from $1.2 million for the nine months ended September 30, 1998 to $2.0 million for the nine months ended September 30, 1999, due primarily to higher levels of debt outstanding for the period ended September 30, 1999.

     Income tax expense was $2.1 million for the nine months ended September 30, 1998. Due to the loss for the nine months ended September 30, 1999, there was an income tax benefit of $2.7 million. The actual rate is less than the effective tax rate due primarily to non-deductible goodwill and to approximately $0.5 million in a valuation allowance for foreign tax assets that was recorded in the second quarter of 1999 whose realizability is no longer deemed more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had approximately $0.4 million in cash compared to approximately $3.3 million at December 31, 1998. The Company had a $(5.9) million working capital deficit at September 30, 1999, compared to a $5.8 million working capital position at December 31, 1998. The decrease in working capital is due to lower cash levels and the reclassification of a significant portion of the Company's long-term debt to current debt due to maturity dates and defaults of certain instruments, partially offset by decreases in accounts payable.

     Cash used in operating activities was $6.6 million and $1.3 million for the nine months ended September 30, 1999 and 1998, respectively. The Company's net loss was the single largest contributing factor in 1999. During 1999, the Company has restructured its senior management compensation plans, reduced its workforce and sold its office located in Thibodaux, Louisiana. The Company has also moved the equipment from its Canadian and South American operations and has reduced operating levels to a minimum pending future projects.

     The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility currently provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements and a $2.9 million note used to finance capital expenditures and acquisitions. The loans bear interest at prime plus 3% and have a final maturity of January 20, 2000. As of September 30, 1999, the Company had approximately $14.5 million outstanding under the Hibernia Facility. In accordance with the fifth amendment signed with the bank in September 1999, the Company owed $1.7 million in principal on these notes, payable October 31, 1999. The Company is currently in negotiations to extend this payment date.

     At September 30, 1999, the Company also has approximately $9.2 million in other loans outstanding, including approximately $3.1 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of two asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $2.5 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. In accordance with the third amendment to this agreement signed in September 1999, the principal payments due in September and October 1999 were postponed until the November 1999 due date and will bear interest at prime plus 3%. The remaining portion of the CIT Loans bear interest at LIBOR plus 3.0%. These loans are collateralized by various seismic drilling units, support equipment and aircraft.

     The terms of the Hibernia and CIT agreements contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital, tangible net worth and cash flow coverage. Each agreement also includes cross-default provisions for these covenants. At September 30, 1999, the Company was in violation of each of its covenants under these agreements, excluding tangible net worth, and accordingly amounts outstanding under the Hibernia and CIT agreements are classified as current liabilities. The Company is currently negotiating with Hibernia and CIT to have these covenant violations waived. The Company is attempting to refinance its current Hibernia agreements through a combination of new agreements with Hibernia or other parties which appropriately matches principal amortization with the cashflow capabilities of the assets pledged against the outstanding obligations. In addition to attempting to refinance the outstanding amounts due to Hibernia, the Company is evaluating other capital raising alternatives, including additional debt, the sale of operating assets or divisions, and other alternatives. Management believes that the Company will be able to obtain appropriate financing for its operations.

     In July and September 1999, the Company privately placed a total of $2.0 million in subordinated debentures with an affiliate of the Company. The notes bear interest at 12% per annum, with $1.0 million maturing on March 1, 2004 and $1.0 million maturing on March 1, 2005. In connection with these debentures, the Company issued warrants to purchase up to 640,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. Prior to this quarter, the Company privately placed an additional $3.0 million in subordinated debentures with the same affiliate and issued 960,000 warrants, bearing the same terms. The proceeds of all of these notes were used for current working capital purposes. The fair value of all warrants issued is included as paid-in capital and the effective interest rate over the term of the debt is 19.5%. The total due to this affiliate at September 30, 1999 was $5.0 million.

     In October 1999, the Company privately placed an additional $2.5 million in subordinated debentures with the same affiliate of the Company. The notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. The notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 300,000 and 37,500 shares of the Company's common stock at an exercise price of $3.00 and $2.00, respectively. The warrants vest immediately and expire on March 1, 2005.

     At September 30, 1999, other remaining indebtedness includes: (i) $40,000 owed to Delta Surveys, Inc. (8.5% interest rate; March 31, 2000 maturity date), (ii) $54,000 incurred in connection with the formation of OMNI Geophysical (March 1, 2001 maturity date) and (iii) approximately $1,000,000 owed to finance and insurance companies incurred to finance certain of the Company's insurance premiums.

     The Company currently expects minimal capital expenditures for the remainder of 1999.

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

     INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS. The bulk of computerized business systems processing is provided through commercial third party software licensed by the Company. This software has been tested for compliance and the Company believes that it is Y2K Compliant. Additionally, the Company has implemented a more sophisticated software package to meet their reporting and operational needs. An assessment of all embedded systems contained in the Company's buildings, equipment and other infrastructure has been completed. These assessments revealed the need to upgrade the current phone voice mail system. This process was completed in the second quarter of 1999.

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

     CONTINGENCY PLANS. Although the Company believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas have been developed. The Company is in the process of creating manual forms for distribution to all of the job sites in the case of computer problems. Also, emergency phone lists have been made for all supervisors. Although plans have been made, there can be no assurance that the Company will not be materially adversely affected by Y2K problems or related costs.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting the Company's operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on the Company's performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico; and the Company's dependence on certain customers. These and other uncertainties related to the Company's business are described in detail in the Company's other public filings. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:


          3.1     Amended and Restated Articles of Incorporation of the
                  Company (1).

          3.2     By-laws of the Company (1)

          27.1    Financial Data Schedule

___________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).


     (b)  Reports on Form 8-K:
          On July 26, 1999, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the resignation of Robert F. Nash as its President and Chief Executive Officer and its financial results for the quarter ended June 30, 1999.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OMNI ENERGY SERVICES CORP.

                                        /S/ JOHN H. UNTEREKER
                                        John H. Untereker
                                        President and Chief Financial
                                        Officer
Dated: November 12, 1999