Form 10-K
period 1999-12-31
OMNI ENERGY SERVICES CORP
filed 2000-03-31
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  Common Stock, $0.01 par value per share



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 28, 2000 was approximately $ 12,084,363.

     The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 28, 2000 was 15,979,505.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2000 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-K.

                       ITEMS SUBJECT TO FORM 12b-25

     The following items of this Form 10-K are the subject of a Form 12b-25 report filed with the Commission on March 30, 2000 and are not included herein: Items 6, 7, 7A and 8.

                        OMNI ENERGY SERVICES CORP.
                      ANNUAL REPORT ON FORM 10-K FOR
                  THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS
                                                                            PAGE
PART I                                                                         1
        Items 1. and 2.  Business and Properties                               1
        Item 3.          Legal Proceedings                                     9
        Item 4.          Submission of Matters To a Vote of Security Holders   9
        Item 4A.         Executive Officers of the Registrant                 10

PART II                                                                       11
        Item 5.          Market for Registrant's Common Stock and Related
                         Stockholder Matters                                  11
        Item 6.          Selected Financial Data                              12
        Item 7.          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  13
        Item 7A.         Quantitative and Qualitative Disclosures About
                         Market Risk                                          20
        Item 8.          Financial Statements and Supplementary Data          21
        Item 9.          Changes in and Disagreements With Acountants on
                         Accountng and Financial Disclosure                   40

PART III                                                                      40
        Item 10.         Directors and Executive Officers of the Registrant   40
        Item 11.         Executive Compensation                               40
        Item 12.         Security Ownership of Certain Beneficial Owners
                         and Management                                       40
        Item 13.         Certain Relationships and Related Transactions       40
        Item 14.         Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                  40

SIGNATURES                                                                   S-1

EXHIBIT INDEX                                                                E-1

                                   PART  I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

GENERAL

     OMNI Energy Services Corp. (the "Company") is an oilfield service company specializing in providing an integrated range of onshore seismic drilling and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States. The Company's primary market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where it is the leading provider of seismic drilling services. During the latter part of 1997, the Company commenced operations in the mountainous regions of the Western United States. In 1998, the Company's operations were extended to Canada and Bolivia.

     The Company owns and operates an extensive fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone, much of which is fabricated by the Company. The Company believes that it is the only company that currently can both provide an integrated range of seismic drilling and survey services in all of the varied terrains of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

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

     The Company maintains a fleet of at least 20 aircraft, aviation and turbine engine inventories and miscellaneous flight and other equipment used in providing aviation services to its customers. During 1999, the Company adopted a plan to discontinue the aviation division and accordingly has reported this division as a discontinued operation. The Company does not expect that the ultimate gain or loss on disposition will be materially different from the loss provided for in 1999.


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

     After the raw seismic data has been acquired, it is sent to a data processing facility. The processed data can then be manipulated and viewed on computer work stations by geoscientists to map the subsurface structures to identify formations where hydrocarbons are likely to have accumulated and to monitor the movement of hydrocarbons in known reservoirs. Domestically, seismic drilling and survey services are typically contracted to companies such as the Company, as geophysical companies have found it more economical to outsource these services and focus their efforts and capital on the acquisition and interpretation of seismic data.

DESCRIPTION OF OPERATIONS

     The Company provides an integrated range of onshore seismic drilling, operational support and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States.

     OPERATIONAL SUPPORT SERVICES. The Company is able to coordinate a variety of related services to customers performing 3D seismic data acquisition projects that produce significant economies and value. The Company's substantial base of experience gained from years of work supporting 3D seismic projects enables the Company to provide significant pre-job planning information to the customer during job design analysis. Typical 3D seismic data acquisition projects in the field involve large amounts of equipment, personnel and logistics coordination. Coordination of movements between permitting, drilling, survey and recording crews is of critical importance to timely, safe and cost effective execution of the job. The Company has a pool of senior field supervisors who have broad seismic industry experience who are able to coordinate the activities of drill crews and survey teams with the permit and recording crews to achieve improved results. These personnel also have the ability to recommend changes to the customer field representatives in the manner of executing the job in the field to improve performance and reduce costs. By having the ability to perform significant field coordination, the Company is able to streamline field decision making and information flow and reduce customer overhead costs that otherwise would be required to perform these supervisory tasks. The
Company   also   has  one  of  the  industry's  leading  Health,  Safety  and
Environmental ("HSE") programs and the involvement of its experienced personnel monitoring HSE field practices greatly reduces customer involvement in this area. By offering the only integrated combination of seismic drilling, seismic survey and operational support, in addition to an equipment fleet that is the largest and most diverse in the industry, the Company provides significant operational advantages to the customer.

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

     The Company currently has 15 survey crews devoted primarily to the seismic survey market. Most of the Company's survey personnel have significant experience in land surveying, with a large percentage of those years having been spent in Transition Zone surveying.

     INTERNATIONAL OPERATIONS. The Company commenced line cutting and survey services in South America in July 1998, in conjunction with the formation of its joint venture, OMNI International Energy Services - South America, Ltd. During 1999, the Company removed a portion of its equipment from South America and reduced operating levels to a minimum pending improvements in market conditions.


     FABRICATION AND MAINTENANCE. At its Carencro facilities, the Company performs all routine repairs and maintenance for its Transition Zone and highland drilling equipment. The Company designs and fabricates aluminum marsh ATVs, a number of its support boats and pontoon boats, and the drilling units it uses on all its Transition Zone equipment. The Company purchases airboats directly from the manufacturer and then modifies the airboats to install the drilling equipment. The Company has also designed and built a limited number of highland drilling units by installing its drilling equipment on tractors bought directly from the manufacturer. The Company also fabricates rock drilling equipment and has the capability to fabricate other key equipment, such as swamp ATVs. Because of its ability to fabricate and maintain much of its equipment, the Company does not believe that it is dependent on any one supplier for its drilling equipment or parts.

FACILITIES AND EQUIPMENT

     FACILITIES. In early 1998, the Company completed the construction of two new buildings which house its corporate headquarters, fabrication facility and primary maintenance facility. The buildings are located on approximately 34 acres of land owned by the Company in Carencro, Louisiana. The new buildings provide approximately 20,000 square feet of office space and 32,000 square feet of covered maintenance and fabrication space. During 1998 and 1999, the Company leased two additional buildings adjacent to its main headquarters from an affiliate. The buildings provide approximately 2,500 square feet of office space and 19,000 square feet of covered maintenance, fabrication and warehouse space. The Company uses these adjacent buildings for the storage and maintenance of a portion of its survey assets.

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

     TRANSITION  ZONE  TRANSPORTATION AND DRILLING EQUIPMENT.  Because of the
varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, the Company employs a wide variety of drilling vehicles. Management believes that it is the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                  Number of
                                 units as of
    Types of Equipment        December 31,1999
-------------------------     ----------------
Highland Drilling Units              67 (1)
Water Buggies                        25
Aluminum Marsh ATVs                  12
Steel Marsh ATVs                     11 (2)
Airboat Drilling Units               28
Swamp ATVs                           25
Pullboats                            16
Pontoon Boats                        11
Skid-Mounted Drilling Units          37

________________________

(1) Thirty-three of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.

(2) Eight of these drilling units are currently being held for sale by the Company (See Note 1 to the Company's Consolidated Financial Statements).


     Because of its extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which is fabricated by the Company, the Company believes that it is the only company that currently can both provide an integrated range of seismic drilling and survey services in all of the varied terrains of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

     HIGHLAND DRILLING UNITS AND WATER BUGGIES. The Company owns and operates 67 highland drilling units for seismic drilling in dry land areas, 33 of which are currently dedicated to the Company's seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. A highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a "water buggy" that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

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

     SWAMP ATVS AND PULLBOATS. Wooded lowland areas typically covered with water are referred to as the "swamp areas" of the Transition Zone. The Company's swamp ATVs are used to provide drilling services in these areas. Swamp ATVs are smaller, narrower versions of the marsh ATVs. The smaller unit is needed in swamp areas due to the dense vegetation typical in the terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. The Company owns and operates 25 swamp ATVs and 16 pullboats. Swamp ATVs are also used in connection with survey operations in swamp areas.

     PONTOON BOATS. The Company owns and operates 11 pontoon boats that are used in shallow or protected inland bays and lakes and shallow coastal waters. Each pontoon boat uses a skid-mounted drilling unit installed on board.

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

     MISCELLANEOUS. The Company owns and operates 98 single engine airboats and 23 outboard powered boats, which it uses to ferry personnel and supplies to locations throughout the Transition Zone. The Company also maintains a fleet of six tractor-trailer trucks and numerous other trucks, trailers and vehicles to move its equipment and personnel to projects throughout the Transition Zone.

     HELI-PORTABLE AND SEISMIC ROCK DRILLING EQUIPMENT. The Company has 40 heli-portable and man-portable drilling units and 33 highland drilling units dedicated to seismic rock drilling. The Company also has the ability to manufacture its own heli-portable and man-portable seismic rock drilling units, and often exports and provides servicing of heli-portable and man-portable drilling units.

MATERIALS AND EQUIPMENT

     The principal materials and equipment used by the Company in its operations, which include drills, heli-portable and man-portable drills, drill casings, drill bits, engines, gasoline and diesel fuel, dynamite, aluminum and steel plate, welding gasses, trucks and other vehicles, are currently in adequate supply from many sources. The Company does not depend upon any single supplier or source for such materials.

SAFETY AND QUALITY ASSURANCE

     The Company maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's health, safety and environmental "HSE" department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees, which include first aid and CPR training. The Company's mangager of Health, Safety, Environment & Training reports directly to the Company's Chairman and supervises three HSE field advisors and two instructors who provide OSHA-mandated training. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

CUSTOMERS; MARKETING; CONTRACTING

     CUSTOMERS. The Company's customers are primarily geophysical companies, although in many cases the oil and gas company participates in determining which drilling, survey or aviation company will be used on its seismic projects. A large portion of the Company's revenue has historically been generated by a few customers. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 40% (Eagle Geophysical and Western Geophysical), 66% (Eagle Geophysical, Grant Geophysical and Western Geophysical), and 71% (Eagle Geophysical, Veritas and Western Geophysical) of revenue for fiscal 1997, 1998, and 1999, respectively.

     MARKETING. The Company's services traditionally have been marketed by the Company's principal executive officers, in particular, Messrs. Untereker, Woodard and its Chairman, Mr. Jeansonne. The Company believes that this marketing approach helps the Company preserve long-term relationships established by the Company's executive officers. As the Company's geographical and service capabilities expand, the Company intends to continue implementing its marketing efforts in the Transition Zone from its principal offices in Carencro, Louisiana and in the Rocky Mountain region from Loveland, Colorado.

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

     As of December 31, 1999, the Company's backlog was approximately $4.4 million compared to $34.0 million at December 31, 1998. Backlog at December 31, 1999 includes seismic drilling projects in the Transition Zone in addition to survey projects and seismic rock drilling projects.

GOVERNMENTAL REGULATION

     The Company's operations and properties are subject to and affected by various types of governmental regulation, including laws and regulations governing the entry into and restoration of wetlands, the handling of explosives and numerous other federal, state and local laws and regulations. To date the Company's cost of complying with such laws and regulations has not been material, but because such laws and regulations are changed frequently, it is not possible for the Company to accurately predict the cost or impact of such laws and regulations on its future operations.

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

INSURANCE

     The Company's operations are subject to the inherent risks of inland marine activity, heavy equipment operations and the transporting and handling of explosives, including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. The Company maintains insurance coverage against certain of these risks, which management believes are reasonable and customary in the industry. The Company also maintains insurance coverage against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's equipment or facilities. All policies are subject to deductibles and other coverage limitations. The
Company believes its insurance coverage is adequate. Historically, the Company has not experienced an insured loss in excess of its policy limits; however, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 279 employees, including approximately 228 operating personnel and 51 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. The Company believes its relations with its employees are generally good.

ITEM 3.      LEGAL PROCEEDINGS

     The Company is involved in various legal and other proceedings which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material effect on its financial condition, results of operations or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age and offices held by each of the executive officers of the Company as of March 30, 2000 are as follows:

         NAME                AGE             POSITION

   David A. Jeansonne        39    Chairman of the Board

   John H. Untereker         50    President and Chief Executive Officer

   Allen R. Woodard          38    Vice  President-Marketing  and  Business
                                   Development and Secretary

   Peter H. Nielsen          51    Executive Vice President, Chief
                                   Financial Officer and Treasurer

     DAVID A. JEANSONNE founded the Company in 1987 and has been Chairman of the Board of the Company since its inception. Mr. Jeansonne also served as Chief Executive Officer of the Company from 1987 to March 1, 1999. Mr. Jeansonne and the Company have entered into an employment agreement, the term of which expires in June 2003.

     JOHN H. UNTEREKER has served as President and Chief Executive Officer since July, 1999. He joined the Company in August 1998 as Executive Vice President and Chief Financial Officer. Prior to that time, Mr. Untereker was the senior financial officer at Petroleum Helicopters, Inc. He has held senior management positions at Lend Lease Trucks, Inc. and NL Industries, Inc. Mr. Untereker is a graduate of Williams College (B.A.), Iona College (M.B.A.) and is a C.P.A. He has entered into an employment agreement with the Company, the term of which expires in August 2001.

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

     PETER H. NIELSEN is Executive Vice President, Chief Financial Officer and Treasurer and joined the Company in September, 1999. Prior to that, Mr. Nielsen served as a consultant to the Company. He has held senior management positions at Bastian Industries and NL Industries, Inc. Mr. Nielsen is a graduate of the University of California at Berkeley with B.S. and M.B.A. degrees.

                                  PART II

ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     (a) The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol "OMNI". At March 28, 2000 the Company had 51 shareholders of record of Common Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                     HIGH           LOW
                                                  ----------    ----------
     1998
     First quarter                                $   12 7/8    $    8 7/8
     Second quarter                               $   20 3/4    $   11 1/2
     Third quarter                                $   15 1/2    $    6 3/8
     Fourth quarter                               $   10 3/8    $    3 5/8

     1999
     First quarter                                $    5 15/16  $    3 3/8
     Second quarter                               $    6 1/4    $    3
     Third quarter                                $    6 1/4    $    1 3/4
     Fourth quarter                               $    2 5/16   $    1 1/16


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of shareholders and is incorporated herein by reference.

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

                                    OMNI ENERGY SERVICES CORP.
                                             (Registrant)



                                    By:  /S/ JOHN H. UNTEREKER
                                                John H. Untereker
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)

      Date:  March 30, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                            TITLE                     DATE
/S/ DAVID A. JEANSONNE              Chairman of the Board       March 30, 2000
    David A. Jeansonne

/S/ JOHN H. UNTEREKER               President,                  March 30, 2000
    John H. Untereker               Chief Executive Officer
                                    and Director

/S/ ALLEN R. WOODARD                Vice President-Marketing:   March 30, 2000
    Allen R. Woodard                Business Development and
                                    Director

/S/ CRICHTON W. BROWN               Director                    March 30, 2000
    Crichton W. Brown


                                    Director                    March 30, 2000
    William W. Rucks, IV

/S/ STEVEN T. STULL                 Director                    March 30, 2000
    Steven T. Stull

/S/ ROBERT F. NASH                  Director                    March 30, 2000
    Robert F. Nash

/S/ PETER H. NIELSEN                Executive Vice President,   March 30, 2000
    Peter H. Nielsen                Chief Financial Officer
                                    and Treasurer (Principal
                                    Financial and Accounting
                                    Officer)




                          OMNI ENERGY SERVICES CORP.


                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER

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

        4.2     Specimen Common Stock Certificate.(2)

        10.1    Form of  Indemnity  Agreement  by  and between the
                Company   and  each  of  its  directors  and  executive
                officers.(2)

        10.2    The Company's Stock Incentive Plan.(2)

        10.3    Form  of   Stock   Option  Agreements  under  the
                Company's Stock Incentive Plan.(2)

        10.4    Amended  and  Restated   Employment   and   Non-
                Competition Agreement between OMNI Geophysical, L.L.C. and David Jeansonne.(2)

        10.5    Amended  and   Restated   Employment   and   Non-
                Competition Agreement between OMNI Geophysical, L.L.C. and Allen R. Woodard.(2)

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

        10.14   First  Amendment   to   Amended  and  Restated  Loan
                Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (5)

        10.15   Second  Amendment  to  Amended and Restated Loan
                Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (4)

        10.16   Third Amendment  to  Amended  and  Restated  Loan
                Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (3)

        10.17 Fourth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (6)

        10.18 Fifth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank.

        10.19 Sixth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank.

        21.1    Subsidiaries of the Company

        27.1    Financial Data Schedule (7)

________________________

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed April 29, 1999.

(7) To be filed by Amendment.