Form 10-K/A
period 1999-12-31
OMNI ENERGY SERVICES CORP
filed 2000-04-17
CIK 1046212

The following items were
                                                        the subject of a Form
                                                        12b-25 and are included
                                                        herein: Items 6, 7, 7A,
                                                        and 8

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K/A

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

                        OMNI ENERGY SERVICES CORP.
                      ANNUAL REPORT ON FORM 10-K FOR
                  THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS
                                                                            PAGE

PART II                                                                       11
        Item 6.          Selected Financial Data                              12
        Item 7.          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  13
        Item 7A.         Quantitative and Qualitative Disclosures About
                         Market Risk                                          20
        Item 8.          Financial Statements and Supplementary Data          21

PART III                                                                      40
        Item 14.         Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                  40

SIGNATURES                                                                   S-1

EXHIBIT INDEX                                                                E-1

Item 6.  Selected Financial Data

     The selected financial data as of and for the years ended December 31, 1995 and as of and for the 201-day period ended July 19, 1996 are derived from the audited financial statements of OGC. The selected financial data as of December 31, 1996, 1997, 1998, 1999 and for the 165-day period ended December 31, 1996 and the years ended December 31, 1997, 1998 and 1999 are derived from the audited financial statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Annual Report.


                                               PREDECESSOR                                    SUCCESSOR
                                             ------------------    -----------------------------------------------------------
                                                       201-day        165-day
                                                       period         period
                                                        ended         ended        Year ended      Year ended      Year ended
                                                       July 19,    December 31,    December 31,    December 31,    December 31,
                                              1995       1996         1996            1997            1998            1999
                                            --------  --------       --------        --------        --------        --------
                                                   (In thousands, except share and per share  data)
Income Statement Data:
  Operating revenue                         $ 12,690  $  10,017      $ 10,942        $ 45,098        $ 62,085        $ 24,137
  Operating expense(1)                         8,704      6,814         8,114          33,592          48,464          27,039
                                            --------  ---------      --------        --------        --------        --------
  Gross profit                                 3,986      3,203         2,828          11,506          13,621          (2,902)
  General and administrative expenses          1,791        789         1,050           4,469          11,459          10,790
  Asset impairment and other charges             ---        ---           ---             ---           3,379            (336)
                                            --------  ---------      --------        --------        --------        --------

  Operating income (loss)                      2,195      2,414         1,778           7,037          (1,217)        (13,356)
  Interest expense(1)                            148        151           437           1,866           1,683           2,989
  Other expense (income), net                      7         (6)          (20)            (37)           (281)            150
                                            --------  ---------      --------        --------        --------        --------
  Income (loss) before income taxes            2,040      2,269         1,361           5,208          (2,619)        (16,495)
  Income tax expense (benefit)                   ---        ---           ---             327            (826)         (1,274)
                                            --------  ---------      --------        --------        --------        --------
  Income (loss) before minority interest       2,040      2,269         1,361           4,881          (1,793)        (15,221)
  Loss of minority interest                      ---        ---           ---             ---             (18)           (362)
                                            --------  ---------      --------        --------        --------        --------
  Income (loss) from continuing operations     2,040      2,269         1,361           4,881          (1,775)        (14,859)
  Income (loss) from discontinued operations     ---        ---           ---           1,054             (25)         (1,067)
  Loss from disposition of discontinued
    operations                                   ---        ---           ---             ---             ---         (11,012)
                                            --------  ---------      --------        --------        --------        --------
  Income (loss) before extraordinary item      2,040      2,269         1,361           5,935          (1,800)        (26,938)
  Extraordinary expense from early
    extinguishment of debt, net of tax           ---        ---           ---              84             ---             ---
                                            --------  ---------      --------        --------        --------        --------
  Net income (loss)                         $  2,040  $   2,269      $  1,361        $  5,851        $ (1,800)       $(26,938)
                                            --------  ---------      --------        --------        --------        --------

Basic earnings (loss) per common share:
  Continuing operations                     $  1,020  $1,134.50      $   0.13        $   0.38        $  (0.11)       $  (0.93)
  Discontinued operations                        ---        ---           ---            0.09            0.00           (0.76)
  Extraordinary item                             ---        ---           ---           (0.01)            ---             ---
                                            --------  ---------      --------        --------        --------        --------

  Net income (loss)                         $  1,020  $1,134.50      $   0.13        $   0.47        $  (0.11)       $  (1.69)

Diluted earnings (loss) per common share:
  Continuing operations                     $  1,020  $1,134.50      $   0.13        $   0.38        $  (0.11)       $  (0.93)
  Discontinued operations                        ---        ---           ---            0.09            0.00           (0.76)
                                            --------  ---------      --------        --------        --------        --------
  Extraordinary item                             ---        ---           ---           (0.01)            ---             ---

  Net income (loss)                         $  1,020  $1,134.50      $   0.13        $   0.46        $  (0.11)       $  (1.69)

Unaudited Pro Forma Data:
  Income before income taxes and
    extraordinary item, reported above      $  2,040  $   2,269      $  1,361        $  5,208
  Pro forma interest expense(2)                  ---        ---           ---             345
  Pro forma provision for income taxes(3)        816        908           475           1,945
                                            --------  ---------      --------        --------
  Pro forma net income                      $  1,224  $   1,361      $    886        $  2,918
                                            --------  ---------      --------        --------
  Pro forma net income per common share                                              $   0.25
                                                                                     ========
  Number of shares used in per share
    calculation (5):
  Basic                                            2          2        10,708          11,733          15,850          15,970
  Diluted                                          2          2        10,708          11,810          15,850          15,970






                                                               AS OF DECEMBER 31,
                                              1995      1996(4)     1997       1998       1999
                                            --------   --------   --------   --------   --------
                                                                (In thousands)
Balance Sheet Data:
  Total assets                              $ 5,429    $ 20,386   $ 73,579   $ 83,814   $ 48,114
  Long-term debt, less current maturities       341      10,574     13,745     13,895      8,371

------------------------
(1) The step-up to fair value of the assets acquired in the OGC Acquisition resulted in increased depreciation reported by the Company, which is included in operating expenses. In order to finance the OGC Acquisition, the Company incurred additional indebtedness, which resulted in additional interest expense.
(2) Reflects an increase in interest expense as a result of the incurrence of indebtedness to finance the repurchase of outstanding preferred units of OMNI Geophysical and the distribution to the members of OMNI Geophysical, as if such event had occurred on January 1, 1997.
(3) Each of OGC, OMNI Geophysical and American Aviation was an S corporation or a limited liability company exempt from income tax at the entity level, and thus the historical financial statements prior to December 4, 1997 show no provision for income taxes. Effective December 4, 1997, the Company became subject to income taxes at the corporate level. This pro forma adjustment reflects a provision for income taxes on the Company's net income at a combined federal and state tax rate of 40%.
(4) Includes the stepped-up fair value of the assets and liabilities purchased in the OGC Acquisition.
(5) The weighted average number of shares of common stock for the Successor periods in the table above, excluding the years ended December 31, 1998 and 1999, give effect to the Share Exchange discussed in Item 1.


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

     This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

GENERAL

     DEMAND. The Company receives its revenues from customers in the energy industry. Demand for the Company's services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data. The level of activity among geophysical companies is primarily influenced by the level of capital expenditures by oil and gas companies for seismic data acquisition activities. A number of factors affect the decision of oil and gas companies to pursue the acquisition of seismic data, including (i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies' interest in obtaining the information is also a factor as some geophysical companies will acquire seismic data on a speculative basis.

     Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool
resulted  in  significantly   increased  seismic  activity  throughout  the
Transition Zone. Due to this increased demand, the Company grew rapidly during 1997 and in early 1998, completing six acquisitions in 1997 and three acquisitions in 1998. In addition, the Company expanded its facilities and equipment through early 1998 to meet current market demand. Many of the acquisitions and new facilities and equipment acquired were made through debt financing that had final maturities in 1999 and 2000. Substantially all of the Company's assets have been pledged to secure existing debt. The additional capacity and related increase in work force led to significant increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services which adversely affected results of operations. For the years ended December 31, 1998 and 1999, the Company's operating revenues and loss from continuing operations were $62 million and $24 million, and $1.8 million and $14.9 million, respectively.

     The Company curtailed its expansion strategy in the last half of 1998 in response to industry conditions and the short-term outlook. In addition, in the third quarter of 1998, the Company's senior management and Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies (see Note 8). During 1999, management continued its efforts to adjust its operations to current market conditions by downsizing its operations through closure of certain operating locations and adopting a plan to discontinue its aviation division (see Note 2). During 1999, the Company requested and received from its primary secured creditors reductions in principal payments and extension of maturities, initially until March 31, 2000 and subsequently until May 15, 2000. In addition, as of December 31, 1999, the Company was not in compliance with certain financial covenants of the Company's long-term debt agreements. The Company obtained waivers as of December 31, 1999 and through May 15, 2000. Management is continuing to explore opportunities for restructuring its indebtedness and alternative financing and capital opportunities. See Liquidity and Capital Resources.

     SEASONALITY AND WEATHER RISKS. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours.

     DISCONTINUED OPERATIONS. The Company maintains a fleet of at least 20 aircraft, aviation and turbine engine inventories and miscellaneous flight and other equipment used in providing aviation services to its customers. During 1999, the Company adopted a plan to discontinue the aviation division. Subsequent to December 31, 1999, the Company entered into a letter of intent to sell the aviation division and utilized the proposed purchase price to record the net assets of the aviation division at their net realizable value. In addition, management accrued estimated operating losses through the estimated disposal date, which is included in the loss on disposition. The parties subsequently agreed to terminate the letter of intent. The Company is actively pursuing the sale of the assets to other interested companies. The Company does not expect that the ultimate gain or loss on disposition will be materially different from the loss provided for in 1999.

RESULTS OF OPERATIONS

     The following discussion provides information related to the results of operations of the Company.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

                                                       YEAR ENDED             YEAR ENDED
                                                    DECEMBER 31, 1998      DECEMBER 31, 1999
                                                    -----------------      -----------------
Operating revenue                                        $ 62,085               $ 24,137
Operating expense                                          48,464                 27,039
                                                         --------               --------

Gross profit (loss)                                        13,621                 (2,902)
General and administrative expenses                        11,459                 10,790
Asset impairment and other charges                          3,379                   (336)
                                                         --------               --------

Operating loss                                             (1,217)               (13,356)
Interest expense                                            1,683                  2,989
Other income                                                  281                   (150)
                                                         --------               --------

Loss before income taxes                                   (2,619)               (16,495)
Income tax expense (benefit)                                 (826)                (1,274)
                                                         --------               --------

Loss before minority interest                              (1,793)               (15,221)
Loss of minority interest                                     (18)                  (362)
                                                         --------               --------

Loss from continuing operations                            (1,775)               (14,859)
Income (loss) from discontinued operations                    (25)                (1,067)
Loss on disposition of discontinued operations                  -                (11,012)
                                                         --------               --------
Net Loss                                                 $ (1,800)              $(26,938)
                                                         ========               ========

     Operating revenues decreased 61%, or $38.0 million, from $62.1 million to $24.1 million for the years ended December 31, 1998 and 1999, respectively. The decrease was due primarily to a depressed seismic market throughout 1999. As a result of the decline in the seismic activity and adverse pricing during the last year, drilling and survey revenues decreased $29.2 million and $7.6 million, respectively, to $19.5 million and $4.5 million, respectively for the year ended December 31, 1999. The revenues of the Company's South American joint venture increased 92% from $1.2 million for the year ended December 31, 1998 to $2.3 million for the year ended December 31, 1999.

     Operating expenses decreased 44%, or $21.5 million, from $48.5 million in 1998 to $27.0 million in 1999. Declines in payroll costs and contract services accounted for 53% of this decrease as operating payroll expense decreased from $21.8 million to $14.3 million and contract services decreased from $4.3 million to $0.5 million for the years ended December 31, 1998 and 1999, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 228 in 1999 compared to 388 in 1998. Also, as a result of the lower activity levels in 1999 as compared to 1998, explosives and fuel, repairs and maintenance and field supply expenses decreased $9.9 million from $14.8 million for the year ended December 31, 1998 to $4.9 million for the year ended December 31, 1999. Rental and lease expense decreased $0.6 million to $1.4 million for the year ended December 31, 1999 from $2.0 million for the year ended December 31, 1998 primarily due to decreases in vehicle leases resulted from the decrease in activity.

     Gross profit (loss) decreased $16.5 million, or 121%, from $13.6 million to $(2.9 million) for the years ended December 31, 1998 and 1999, respectively. Gross profit (loss) margins fell from 22% to (12)% for the years ended December 31, 1998 and 1999, respectively. The variance is attributable to substantially lower domestic revenues from the Company's Drilling and Survey segments, as well as a loss of $2.2 million from the Company's South American operations.

     General and administrative expenses were $11.5 million for 1998 compared to $10.8 million for 1999, a 6% decrease. Payroll, payroll taxes and insurance expenses decreased $1.0 million from $5.7 million for the year ended December 31, 1998 to $4.7 million for the year ended December 31, 1999. These decreases are due to the reduction in the workforce implemented by the Company due to the declines in the market environment. The Company experienced a 20% decrease in advertising, promotions, professional services and travel and entertainment expenses due to decreased activity levels from $1.5 million to $1.2 million in the years ended December 31, 1998 and 1999, respectively. Supplies, utilities and communications expense decreased $0.3 million from $1.0 million to $0.7 million for the years ended December 31, 1998 and 1999, respectively. However, bad debt expense increased $1.4 million to $2.4 million in December 31, 1999. Of this increase, $2.4 million is related to a customer that is currently in bankruptcy proceedings. Due to additional cutbacks implemented by the Company in December 1999 and during the first quarter of 2000, the Company estimates it will achieve an additional savings in general and administrative expenses of approximately $2.5 million from 1999 levels before consideration of bad debt provisions.

     During 1999, based on the sale of the steel marsh buggies held for sale (see Note 6), the remaining buggies were revalued by $0.3 million. The Company expects to dispose of the remaining buggies during 2000.

     Interest expense increased $1.3 million from $1.7 million to $3.0 million for the years ended December 31, 1998 and 1999. The increase was primarily due to higher average levels of debt outstanding during 1999.

     Due to the losses in the years ended December 31, 1998 and 1999, the Company recorded an income tax benefit of $0.8 million and $1.3 million, respectively.

                                                       YEAR ENDED             YEAR ENDED
                                                    DECEMBER 31, 1997      DECEMBER 31, 1998
                                                    -----------------      -----------------
Operating revenue                                         $ 45,098               $ 62,085
Operating expense                                           33,592                 48,464
                                                          --------               --------

Gross profit                                                11,506                 13,621
General and administrative expenses                          4,469                 11,459
Asset impairments and other charges                            ---                  3,379
                                                          --------               --------

Operating income                                             7,037                 (1,217)
Interest expense                                             1,866                  1,683
Other income                                                    37                    281
                                                          --------               --------
Income (loss) before income taxes                            5,208                 (2,619)
Income tax expense (benefit)                                   327                   (826)
                                                          --------               --------

Income (loss) before minority interest                       4,881                 (1,793)
Minority interest                                              ---                    (18)
                                                          --------               --------
Income (loss) from continuing operations                     4,881                 (1,775)
Income (loss) from discontinued operations                   1,054                    (25)
                                                          --------               --------

Income (loss) before extraordinary item                      5,935                 (1,800)
Extraordinary expense from early extinguishment of
  debt, net of tax                                              84                    ---
                                                          --------               --------
Net income (loss)                                         $  5,851               $ (1,800)
                                                          ========               ========

     Operating revenues increased 38%, or $17.0 million, from $45.1 million to $62.1 million for the years ended December 31, 1997 and 1998, respectively. This increase was due primarily to increased activity during the first six months of 1998. Operating revenues from the Company's drilling and survey divisions increased by $10.1 million and $8.0 million, respectively, as compared to the year ended December 31, 1997. Total revenues for the year ended 1998 were $48.7 million and $12.1 million for the drilling and survey divisions, respectively. The Company's South American joint venture, completed effective July 1, 1998, produced revenues of $1.2 million.

     Operating expenses increased 44% to $48.5 million in 1998 from $33.6 million in 1997. Operating payroll increased 45%, or $6.8 million, to $21.8 million for the year ended December 31, 1998, due to a 42% increase in the average number of employees, from 410 in the year ended December 31, 1997 to 581 in the year ended December 31, 1998. Contract services increased $3.0 million, from $1.3 million to $4.3 million for the years ended December 31, 1997 and 1998, respectively, primarily due to increased demand for surveyors beyond the survey division's staff capabilities. Explosives expense increased $0.6 million to $4.3 million for the year ended December 31, 1998 due to the increase in drilling jobs during the year. Insurance expense was $1.3 million for the year ended December 31, 1998, compared to an expense of $0.2 million for the year ended December 31, 1997, due primarily to increases in the number of personnel and vehicles. Repairs and maintenance expense increased 47% to $6.9 million for the year ended December 31, 1998, and, depreciation expense increased 80% to $3.6 million for the year ended December 31, 1998. These increases of $2.2 million and $1.6 million for repairs and maintenance and depreciation, respectively, are a result of increases in the number and utilization of drilling and support equipment. Rentals and lease expense increased $0.8 million to $2.0 million for the year ended December 31, 1998 from $1.2 million for the year ended December 31, 1997 primarily due to increases in vehicle leases resulting from increased activity.

     Gross profit increased $2.1 million, or 18%, from $11.5 million to $13.6 million for the years ended December 31, 1997 and 1998, respectively. Gross margins fell from 25% in 1997 to 22% in 1998, as a result of the rapid growth during the year related to increases in personnel and equipment and the completion of nine acquisitions and a joint venture, beginning in 1997.

     General and administrative expenses increased $7.0 million from $4.5 million in the December 31, 1997 year to $11.5 million for the year ended December 31, 1998. Increases in payroll, payroll taxes and insurance expenses accounted for 46% of this growth as these expenses increased to $5.7 million for the year ended December 31, 1998 from $2.5 million for the year ended December 31, 1997. This increase is primarily due to increases in executive management and other personnel to meet the demands imposed by the rapid growth of the Company in recent periods. Also, as a result of heightened activity levels and of being a new public company, the Company recognized an increase of $0.9 million in advertising, promotions, professional services and travel and entertainment expenses from $0.6 million in December 31, 1997 to $1.5 million in December 31, 1998. Supplies, utilities and communications expenses increased $0.5 million from $0.5 million to $1.0 million for the years ended December 31, 1997 and 1998, respectively, for the same reasons. Bad debt expense increased $0.8 million to $1.0 million in December 31, 1998. Of this increase, $0.6 million is related to the evaluation and subsequent recognition of bad debt expense for certain accounts receivable in the third quarter of 1998. As a result of the acquisitions completed during 1997 and 1998, amortization expense increased $0.3 million, from $0.1 million to $0.4 million, for the years ended December 31, 1997 and 1998, respectively. Taxes and license expense was $0.2 million in 1998, due to franchise taxes. Because of the status of OMNI Geophysical as an L.L.C., there was no related expense for 1997.

     In response to recent market conditions and the resultant decline in certain asset utilization of the Company's equipment, during 1998 the Company evaluated certain of its assets for realizability. The asset impairment and other charges relate to a $1.8 million provision for fixed assets, primarily nine drilling units which became impaired due to reduced demand and environmental factors which have restricted their future use; a $1.3 million write-off of seismic data held for sale which became impaired due to recent price declines; and a $0.6 million additional provision for uncollectible accounts receivable. In addition, in response to anticipated future market conditions, the Company's senior management and Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies. The plan involved several factors including the restructuring of senior management and the closing and relocation of certain of its operational facilities. Accordingly, the Company recorded an accrual of severance and lease exit costs of $0.3 million. Future related severance costs were charged against this reserve as incurred. The $0.6 million provision for uncollectible accounts receivable is reported in general and administrative expenses and the remaining charges are reported as asset impairment and other charges in the accompanying Consolidated Statements of Income.

     Interest expense decreased 11%, or $0.2 million from $1.9 million for the year ended December 31, 1997 to $1.7 million for the year ended December 31, 1998. This decrease was due to lower average interest rates on similar weighted average debt outstanding.

     Income tax expense was $0.3 million in 1997, compared to an income tax benefit of $0.8 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES


During 1998 and continuing into 1999, world-wide oil and gas prices and related activity have hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Despite the recent resurgence of the oil and gas prices, the seismic market is still in a depressed state due to the recent fluctuations in the prices of oil and gas and the excess capacity of available seismic data in the market. This volatile market has impacted the ability of the Company, its customers, and others in the industry to change their forecasts and budgets in response to the significant fluctuations and future uncertainties of commodity pricing. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of seismic projects available.

     In response, the Company has restructured its senior management compensation plans, reduced its workforce, sold its operation located in Thibodaux, Louisiana and adopted a plan to dispose of its aviation division. The Company has also moved the equipment from its Canadian and Victoria, Texas locations, as well as a portion of the equipment from its South American operations, to its main facility in Carencro, Louisiana and has reduced operating levels to a minimum in South America pending improvements in market conditions.

     Despite these changes, the Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that raises substantial doubt about its ability to continue as a going concern. The terms of the Company's credit facilities with Hibernia National Bank (the "Hibernian Facility") and the CIT Group ("CIT") contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes, contain cross-default provisions for these covenants. At December 31, 1999, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from Hibernia and CIT via amendments/waivers which waived financial covenant violations as of December 31, 1999 and through May 2000 and extend maturities through May 2000. The Company does not have sufficient resources available to make the required payments in May 2000 should the creditors require the Company to repay the amounts due upon their maturity.

     The Company is attempting to refinance its current creditor agreements through a combination of new agreements with its current creditors or other parties, which appropriately matches principal amortization with the cash flow capabilities of the assets pledged. In addition to attempting to refinance the outstanding amounts due, the Company is evaluating other capital raising alternatives, including additional debt, the sale of operating assets or divisions, and other alternatives. In this regard, on April 7, 2000, the Company reached an agreement in principle on a term sheet which outlines the following transaction. The Company would acquire the common stock of another seismic related company in return for the issuance of shares of common stock of the Company and the issuance of a new junior convertible preferred stock. Contemporaneously therewith, the Company would receive a substantial amount of cash from new investors through the  issuance  of  additional  shares  of  its  senior  convertible preferred stock. The Company's $7.5 million of outstanding subordinated debt would be converted to shares of the newly issued junior convertible preferred stock. The final terms, including the number of common and preferred shares to be issued, the terms of the preferred stock including conversion futures, and the amount of cash to be received, are subject to the completion of negotiations between the parties to the term sheet and the new investors. In addition, final completion of this transaction will be subject to Board of Directors and shareholder approval. The Company expects to restructure all or substantially all of its remaining existing indebtedness in connection with this transaction. Management believes the Company will be able to successfully complete these negotiations or obtain appropriate financing for its operations. However, there can be no assurances that the Company can complete their negotiations or obtain appropriate financing for its operations.

     At December 31, 1999, the Company had approximately $0.1 million in cash compared to approximately $3.3 million at December 31, 1998. The Company had working capital of approximately $(9.8) million at December 31, 1999, compared to approximately $22.2 million at December 31, 1998. The decrease in working capital is due to lower cash levels and the classification of a significant portion of the Company's long-term debt to current debt due to maturity dates in May 2000 for certain agreements, partially offset by decreases in accounts payable.

     Cash provided by (used in) operating activities was $(8.2) million and $6.1 million in the years ended December 31, 1999 and 1998, respectively. The Company's net loss was the single largest contributing factor in 1999.

     The Company's primary credit facility is with Hibernia. The Hibernia Facility provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements and a $2.9 million note used to finance capital expenditures and acquisitions. The loans under the Hibernia Facility bear interest at prime plus 3% and have a final maturity of May 15, 2000. As of December 31, 1999, the Company had approximately $12.0 million outstanding under the Hibernia Facility, including $1.9 million attributable to revolver indebtedness which is classified with the net amounts of the discontinued operations.

     At December 31, 1999, the Company also has approximately $4.4 million in other loans outstanding, including approximately $3.0 million in outstanding debt pursuant to agreements with CIT,consisting of two asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT loans, approximately $2.4 million bears interest at LIBOR plus 3.75% and matures in July 2001 with the remaining amount of $0.6 million that bears interest at LIBOR plus 3.0% and matures in September 2000. In accordance with amendments to these agreements signed in September 1999 and April 2000, principal payments aggregating approximately $0.8 due were either postponed and/or reduced until May 2000.

     In the year ended December 31, 1999, the Company privately placed $7.5 million in subordinated debentures with an affiliate of the Company. The proceeds were used for debt repayment and to fund operations. $5.0 million of the notes had an interest rate of 12% and mature on March 1, 2004. The additional $2.5 million of notes have an interest rate of 12.5% until December 31, 1999, at which time the rate increased by 0.5% per month not to exceed 20%. This portion of the notes matures on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of $5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and 37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All of the warrants that become exercisable will expire on March 1, 2004. As for the warrants in relation to the remaining 337,500 shares, these vest immediately and expire on March 1, 2005. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including coupon interest plus the amortized value of the warrants, is approximately 19%.

     In December, 1999 and February 2000, the Company received from an affiliate of the Company $1,000,000 and $500,000, respectively, related to a preferred stock subscription agreement. The terms of the preferred stock to be issued will contain an 8% cumulative dividend rate, be convertible into common stock with an initial conversion rate of $2.50, be redeemable at the option of the Company at par plus unpaid dividends, contain liquidation preferences and contain voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock. The funds were used for debt service and to fund operations.

     Historically, the Company's capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and business acquisitions. The Company made capital expenditures of approximately $1.0 million to purchase or construct new assets during the year ended December 31, 1999, including $0.5 million for drilling and support equipment used in conjunction with the South American project and $0.5 million for the Company's new information systems.

YEAR 2000 UPDATE

     By the end of 1999, the Company completed its remediation and testing of critical information technology and non-information technology systems. As a result of those efforts, the Company experienced no significant disruptions in those systems and it is believed those systems successfully responded to the year 2000 date change. The Company expended appropriately in connection with remediating its systems. Management is not aware of any material problems resulting from year 2000 issues, either with product or service offerings, internal systems or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

CAUTIONARY STATEMENTS

     This Annual Report contains "forward-looking statements." Such statements include, without limitation, statements regarding the Company's expectations regarding revenue levels, profitability and costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities.

     Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the Company's dependence on activity in the oil and gas industry, risks associated with the Company's rapid growth, dependence on a relatively small number of significant customers, seasonality and weather risks, the hazardous conditions and difficult terrain in which the Company operates, risks associated with the Company's international expansion, and risks arising from year 2000 information technology issues. Many of these factors are beyond the control of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000 with earlier application permitted. The Company will adopt SFAS 133 effective January 1, 2001; however, adoption is not expected to have a material impact on its financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information, without regard to certain instruments being in default (see Note 5, 6 and 7), about the Company's future maturities of principal for outstanding debt instruments and fair value at December 31, 1999. All instruments described are non-traded instruments.

Dollars in thousands             2000       2001       2002       2003       2004
                               --------   --------   --------   --------   --------
Long-term debt
Fixed Rate                          236         44        ---        ---        ---
Average interest rate               7.5%       7.5%
Variable Rate                    10,418        992        150        ---        ---
Average interest rate              10.8%      10.8%       9.5%
Short-term debt
Fixed Rate                        1,104        ---        ---        ---        ---
Average interest rate               7.4%       ---        ---        ---        ---
Variable Rate                       ---        ---        ---        ---        ---
Average interest rate               ---        ---        ---        ---        ---

FOREIGN CURRENCY RISKS

     The Company's transactions are in U.S. dollars. Previously, the Company did have one subsidiary which conducted its operations in Canadian dollars. However, its operations were closed in July 1999. Currently, the South American joint venture transacts all of its activity in U.S. dollars. However, operations in South America have been curtailed pending future developments in that market.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                             PAGE


Report of Independent Public Accountants................................21
Consolidated Balance Sheets as of December 31, 1998 and 1999............22
Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1998 and 1999...................................24
Consolidated Statements of Changes in Equity for the
     Years Ended December 31, 1997, 1998 and 1999.......................25
Consolidated Statements of Cash Flow for the
     Years Ended December 31, 1997, 1998 and 1999.......................26
Notes to Financial Statements...........................................27

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of OMNI Energy Services Corp.:

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. and subsidiaries (a Louisiana corporation, the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, cash flows and changes in equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMNI Energy Services Corp. and subsidiaries as of December 31, 1998 and 1999 and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                                  ARTHUR ANDERSEN LLP



New Orleans, Louisiana,
April 7, 2000

                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998 AND 1999




ASSETS

                                                             1998          1999
                                                          ----------    ----------
                                                          (Thousands of Dollars)
CURRENT ASSETS:
   Cash and cash equivalents                              $    3,333    $      104
   Accounts receivable, net                                    7,406         3,011
   Deferred tax asset                                            851           ---
   Parts and supplies inventory                                4,400         2,438
   Prepaid expenses and other                                  3,067         2,601
   Net assets of discontinued operations                      19,625         1,160
                                                          ----------    ----------
     Total current assets                                     38,682         9,314
                                                          ----------    ----------


PROPERTY AND EQUIPMENT:
   Land                                                        1,209         1,209
   Building and improvements                                   5,326         5,047
   Drilling, field and support equipment                      28,110        27,776
   Shop equipment                                              1,140           698
   Office equipment                                            1,404         1,748
   Vehicles                                                    3,605         2,404
   Construction in progress                                      444           ---
                                                          ----------    ----------
                                                              41,238        38,882
   Less:  accumulated depreciation                             5,630         8,277
                                                          ----------    ----------
     Total property and equipment, net                        35,608        30,605

OTHER ASSETS:
   Goodwill, net                                               8,810         7,853
   Other                                                         714           342
                                                          ----------    ----------
     Total other assets                                        9,524         8,195
                                                          ----------    ----------
     Total assets                                         $   83,814    $   48,114
                                                          ----------    ----------



The accompanying notes are an integral part of these consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998 AND 1999






LIABILITIES AND EQUITY
                                                             1998          1999
                                                          ----------    ----------
                                                          (Thousands of Dollars)
CURRENT LIABILITIES:
   Current maturities of long-term debt                   $    9,752    $   11,758
   Accounts payable                                            5,656         3,326
   Accrued expenses                                              933         2,076
   Due to affiliates and shareholders                            100           ---
   Line of credit                                                ---         1,949
                                                          ----------    ----------

     Total current liabilities                                16,441        19,109
                                                          ----------    ----------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                    13,895         1,186
   Line of credit                                              4,315           ---
   Subordinated debt                                             ---         7,185
   Due to affiliate and shareholders                             900           ---
   Deferred taxes                                              2,092           ---
                                                          ----------    ----------

     Total long-term liabilities                              21,202         8,371
                                                          ----------    ----------

TOTAL LIABILITIES                                             37,643        27,480

MINORITY INTEREST                                                600           238

COMMITMENTS AND CONTINGENCIES
EQUITY:

    Common Stock, $.01 par value, 45,000,000 shares
     authorized; 15,958,627 and 15,979,505 issued and
     outstanding at December 31, 1998 and 1999,
     respectively                                                160           160
    Preferred Stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                     ---           ---
    Preferred Stock Subscribed                                   ---         1,000
    Additional paid-in capital                                46,885        47,597
    Accumulated other comprehensive income                       (64)          (13)
    Accumulated deficit                                       (1,410)      (28,348)
                                                          ----------    ----------

     Total equity                                             45,571        20,396
                                                          ----------    ----------
     Total liabilities and equity                         $   83,814    $   48,114
                                                          ==========    ==========



          The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999




                                                        1997             1998             1999
                                                    ------------     ------------     -----------
                                                    (Dollars in thousands, except per share data)
Operating revenue                                   $    45,098      $    62,085     $    24,137

Operating expense                                        33,592           48,464          27,039
                                                    ------------     ------------     -----------


   Gross profit                                          11,506           13,621          (2,902)

General and administrative expense                        4,469           11,459          10,790

Asset impairment and other charges                          ---            3,379            (336)
                                                    ------------     ------------     -----------


   Operating income (loss)                                7,037           (1,217)        (13,356)

Interest expense                                          1,866            1,683           2,989

Other income (expense)                                       37              281            (150)
                                                    ------------     ------------     -----------


                                                         (1,829)          (1,402)         (3,139)
                                                    ------------     ------------     -----------


   Income (loss) before taxes                             5,208           (2,619)        (16,495)

Income tax expense (benefit)                                327             (826)         (1,274)
                                                    ------------     ------------     -----------


   Income (loss) before minority interest                 4,881           (1,793)        (15,221)

Loss of minority interest                                   ---              (18)           (362)
                                                    ------------     ------------     -----------


   Income (loss) from continuing operations               4,881           (1,775)        (14,859)

Income (loss) from discontinued operations                1,054              (25)         (1,067)
Loss on disposition of discontinued operations              ---              ---         (11,012)
                                                    ------------     ------------     -----------
   Income (loss) before extraordinary item                5,935           (1,800)        (26,938)
Extraordinary expense from early
   extinguishment of debt, net of tax                        84              ---             ---
                                                    ------------     ------------     -----------
   Net income (loss)                                $     5,851      $    (1,800)     $  (26,938)
                                                    ============     ============     ===========



Preferred dividend requirements                     $      (391)     $      ---       $     ---
                                                    ------------     ------------     -----------

Income (loss) applicable to common shares           $     5,460      $    (1,800)     $  (26,938)
                                                    ============     ============     ===========
Basic earnings (loss) per common share:
   Continuing operations                                   0.38      $     (0.11)     $    (0.93)

   Discontinued operations                                 0.09             0.00           (0.76)
   Extraordinary item                                     (0.01)             ---             ---
                                                    ------------      -----------     -----------


        Net income (loss)                           $      0.47       $    (0.11)     $    (1.69)
                                                    ============      ===========     -----------


Diluted earnings (loss) per common share:
        Continuing operations                              0.38            (0.11)          (0.93)
        Discontinued operations                            0.09             0.00           (0.76)
        Extraordinary item                                (0.01)             ---             ---
                                                    ------------      -----------     -----------


        Net income (loss)                           $      0.46       $    (0.11)     $    (1.69)
                                                    ============      ===========     ===========


UNAUDITED PRO FORMA DATA:
Income before taxes reported above                  $     5,208
Pro forma interest expense                                 (345)
                                                     -----------
Pro forma provision for income taxes related to
operations as a non-taxable corporate entity             (2,400)
                                                     -----------
Pro forma income from continuing operations          $    2,463
`
Pro forma income from continuing operations per      $      .21
common share                                         ===========


Pro forma weighted average common shares             11,810,016
                                                     -----------

  The accompanying notes are an integral part of these consolidated financial statements.


                          OMNI ENERGY SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                            (DOLLARS IN THOUSANDS)






                   Preferred Stock                                                               Accumulated
                     Subscribed      Common Stock   Preferred Units   Common Units  Additional     Other
                   ---------------   ------------   ---------------   ------------   Paid-In    Comprehensive     Retained
                            Amount  Shares Amount   Units    Amount   Units  Amount  Capital       Income         Earnings  Total
                            ------  ------ ------   -----    ------   -----  ------  -------    -------------    ---------- -----
BALANCE, December
31, 1996                     $---     $---   $---   $4,000    $4,000 $101,263  $1      $---        $---           $1,342    $5,343

Add-sale of common
 units                       ---      ---    ---     ---       ---     2,000  ---      78          ---              ---        78

 -sale of preferred
  units                      ---      ---    ---    1,000     1,000      ---  ---      ---         ---              ---     1,000

 -issuance of common
  units                      ---      ---    ---     ---       ---    10,213  ---    6,415         ---              ---     6,415
Deduct-contributions
 of undistributed
 retained earnings
 from OMNI due to
 change in tax
 status                      ---      ---    ---     ---       ---       ---  ---      302         ---             (302)      ---

 -distributions to
  common unit holders        ---      ---    ---     ---       ---       ---  ---      ---         ---           (5,930)   (5,930)

 -payment of preferred
  dividends                  ---      ---    ---     ---       ---       ---  ---      ---         ---            ( 571)     (571)

 -retirement of preferred
  units                      ---      ---    ---   (5,000)   (5,000)     ---  ---      ---         ---              ---    (5,000)
Share exchange               --- 12,000,000  120     ---       ---  (113,476) (1)     (119)        ---              ---       ---
Add-public offering of
 Shares                      ---  3,450,000   34     ---       ---       ---  ---   34,241         ---              ---    34,275
 -issuance of common
  shares for
  acquisitions               ---    276,282    3     ---       ---       ---  ---    3,037         ---              ---     3,040

 -deferred compensation
  expense                    ---      ---    ---     ---       ---       ---  ---       84         ---              ---        84
 -net income                 ---      ---    ---     ---       ---       ---  ---      ---         ---            5,851     5,851
                           -----    -----   ----   -----     -----    ------ ----   ------      ------          -------   -------
BALANCE, December
31, 1997                     --- 15,726,282  157     ---       ---       ---  ---   44,038         ---              390    44,585
Add-issuance of
 common shares for
 acquisitions and
 joint venture               ---    213,532    3     ---       ---       ---  ---    2,672         ---              ---     2,675

deferred compensation
  expense                    ---      ---    ---     ---       ---       ---  ---      144         ---              ---       144
 -stock options
  exercised                  ---     18,813  ---     ---       ---       ---  ---       42         ---              ---        42
Deduct-initial public
  offering costs             ---        ---  ---     ---       ---       ---  ---      (11)        ---              ---       (11)
Comprehensive income:
  -net loss                  ---        ---  ---     ---       ---       ---  ---       ---        ---           (1,800)   (1,800)
  -foreign currency
translation
adjustments                  ---        ---  ---     ---       ---       ---  ---                  (64)             ---       (64)
                           -----          -  ---   -----    ------    ------ ----          -        --           ------     -----

Total comprehensive
  income                     ---          -  ---     ---       ---       ---  ---          -       ---              ---    (1,864)
                           -----          -  ---   -----    ------    ------ ----          -     -------         ------    ------
BALANCE, December
31, 1998                     --- 15,958,627  160     ---       ---       ---  ---     46,885        64           (1,410)   45,571
Add-deferred
Compensation
  expense                    ---        ---  ---     ---       ---       ---  ---         92       ---              ---        92
  -stock option
  exercise                   ---         21  ---     ---       ---       ---  ---         47       ---              ---        47
  -detachable
  warrants                   ---        ---  ---     ---       ---       ---  ---        573       ---              ---       573

  -preferred stock         1,000        ---  ---     ---       ---       ---  ---        ---       ---              ---     1,000
Comprehensive income:
  - net loss                 ---        ---  ---     ---       ---       ---  ---        ---       ---          (26,938)  (26,938)
  - foreign currency
  translation
  adjustments                ---        ---  ---     ---       ---       ---  ---        ---        51              ---        51
                           ----- ---------- ----   -----    ------   ------- ----   --------    ------         --------    ------
Total comprehensive
income                       ---        ---  ---     ---       ---       ---  ---        ---        --          (26,938)  (26,887)
BALANCE, December
31, 1999                  $1,000 15,958,648 $160     ---       ---       ---  ---    $47,597     $ (13)        $(28,348)  $20,396
                          ====== ========== ====    ====    ======   ======= ====   ========    ======         ========   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999





                                                          1997       1998       1999
                                                       ---------- --------- -----------
                                                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $  5,851  $(1,800)  $(26,938)

 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities-
 Loss on disposal of discontinued operations                ---       ---     11,012
 Depreciation                                             2,259     4,472      4,265
 Amortization                                               252       739        892
 Loss on fixed asset dispositions                            39       105        278
 Deferred compensation                                       84       144         92
 Provision for bad debts                                    151       995      2,338
 Minority interest                                          ---       (18)      (362)
 Interest expense on detachable warrants                    ---       ---        258
 Property, plant and equipment impairment charges           ---     1,473        ---
 Deferred taxes                                             179      (833)    (6,343)
Changes in operating assets and liabilities-
 Decrease (increase) in assets-
    Receivables - Trade                                 (4,340)     4,475        656
    Receivables - Other                                   (622)       734      1,683
    Inventory                                           (1,710)    (2,060)       193
    Prepaid expenses                                      (849)     1,195      1,179
    Other                                                 (661)      (532)     2,874
 Increase (decrease) in liabilities-
    Accounts payable and accrued expenses                 4,341    (2,471)      (171)
    Unearned revenue                                        ---      (638)       ---
    Due to affiliates and stockholders/members              (29)      100       (100)
                                                       ---------- --------- -----------
         Net cash provided by (used in) operating
         activities                                       4,945     6,080     (8,194)
                                                       ---------- --------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash received                      (3,193)   (4,996)       ---
 Proceeds from disposal of fixed assets                     579     3,933      9,333
 Purchase of fixed assets                               (16,398)  (15,644)      (651)
                                                       ---------- --------- -----------
         Net cash provided by (used in) investing
         activities                                     (19,012)  (16,707)     8,682
                                                       ---------- --------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                27,283    10,577      1,424
 Principal payments on long-term debt                   (26,268)   (9,643)   (12,768)
 Net borrowings/(payments) on line of credit             (2,116)    4,314       (880)
 Subordinated debt                                          ---       ---      7,500
 Proceeds from preferred stock subscription                 ---       ---      1,000
 Capital contributions                                    1,078       ---        ---
 Distributions to stockholders/members                   (6,501)      ---        ---
 Retirement of preferred units                           (5,000)      ---        ---
 Net proceeds from public offering
                                                         34,275       ---        ---
                                                       ---------- --------- -----------
         Net cash provided by (used in) financing
         activities                                      22,751     5,248     (3,724)
                                                       ---------- --------- -----------
   Effect of exchange rate changes in cash                  ---       (11)         7
NET INCREASE (DECREASE) IN CASH FROM OPERATIONS           8,684    (5,390)    (3,229)
CASH, at beginning of period                                 39     8,723      3,333
                                                       ---------- --------- -----------
CASH, at end of period                                 $  8,723   $ 3,333   $    104
                                                       ========== ========= ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                                 $  1,771   $ 1,681   $  2,989
                                                       ========== ========= ===========
CASH PAID FOR TAXES                                    $          $ 2,395  $      --
                                                       ========== ========= ===========


          The accompanying notes are an integral part of these consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

OMNI Energy Services Corp., a Louisiana corporation, (the "Company"), was formed on September 11, 1997. On December 4, 1997 the Company issued 12,000,000 shares of its common stock in exchange for all of the outstanding common units of OMNI Geophysical, L.L.C. ("OMNI"), and options to purchase 118,018 shares of the Company's common stock were issued in exchange for options to acquire common units of OMNI (the "Share Exchange"). In December 1997, after completion of the Share Exchange, the Company publicly offered for sale 3,450,000 shares of common stock.

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

In connection with OMNI's acquisition, OMNI issued 4,000 10%, cumulative participating preferred units and 1,000 15%, cumulative participating preferred units. OMNI paid dividends of approximately $180,000 on its 10% cumulative participating preferred units in early 1997. On September 30, 1997, OMNI redeemed the outstanding preferred units at a redemption price of $1,000 per unit and paid the holders of the preferred units cumulative unpaid dividends totaling approximately $391,000.

All material intercompany accounts and transactions have been eliminated in these financial statements. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

The Company is an oilfield service company specializing in providing an integrated range of on-shore seismic drilling and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the continental United States. The Company's primary market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily Louisiana and Texas, where the Company is the leading provider of seismic drilling services.

The Company receives its revenues from customers in the energy industry. During 1998 and continuing into 1999, world-wide oil and gas prices and related activity have hit new lows, on an inflation adjusted basis, for the past several decades, impacting the Company and its competitors. Despite the recent resurgence of the oil and gas prices, the seismic market is still in a depressed state due to the recent fluctuations in the prices of oil and gas and the excess capacity of available seismic data in the market. This volatile market has impacted the ability of the Company, its customers and others in the industry to change their forecasts and budgets in response to the significant fluctuation, and future uncertainty of commodity pricing. These fluctuations can rapidly impact the Company's cash flows as supply and demand factors impact the number and size of seismic projects available.

The Company grew rapidly during 1997 and in early 1998, completing six acquisitions in 1997 and three acquisitions in 1998. In addition, the Company expanded its facilities and equipment to meet current market demand through early 1998. Many of the acquisitions and new facilities and equipment acquired were made through debt financing that had final maturities in 1999 and 2000. Substantially all of the Company's assets have been pledged to secure existing debt. The Company curtailed its expansion strategy in the last half of 1998 in response to the industry conditions and short-term outlook.

In addition, in the third quarter of 1998, the Company's senior management and Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies (see Note 8). During 1999, management continued its efforts to adjust its operations to current market conditions by downsizing its operations through closure of certain operating locations and adopting a plan to dispose of its aviation division (see Note 2).

Despite these changes, the Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that raises substantial doubt about its ability to continue as a going concern. The terms of the Company's primary secured credit (see Note 5) agreements contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes see Note 7), contains cross-default provisions for these covenants. At December 31, 1999, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from the creditors via amendments/waivers which waived financial covenant violations as of December 31, 1999 and through May 2000. Due to current and anticipated market conditions in the near term, the Company believes it will be in violation of these covenants after May 2000. In addition, approximately $13 million will be due in May 2000. The Company does not have sufficient resources available to make the required payments in May 2000 should the creditors require the Company to repay the amounts due.

The Company is attempting to refinance its current creditor agreements through a combination of new agreements with its current creditors or other parties, which appropriately matches principal amortization with the cash flow capabilities of the assets pledged. In addition to attempting to refinance the outstanding amounts due, the Company is evaluating other capital raising alternatives, including additional debt, the sale of operating assets or divisions, and other alternatives. In this regard, on April 7, 2000, the Company signed a term sheet which outlines the following transaction. The Company would acquire the common stock of another seismic related company in return for the issuance of shares of common stock of the Company and the issuance of a new junior convertible preferred stock. Contemporaneously therewith, the Company would receive a substantial amount of cash from new investors through the issuance of additional shares of its senior convertible preferred stock. The Company's $7.5 million of outstanding subordinated debt would be converted to shares of the newly issued junior convertible preferred stock. The final terms, including the number of common and preferred shares to be issued, the terms of the preferred stock including conversion futures, and the amount of cash to be received, are subject to the completion of negotiations between the parties to the term sheet and the new investors. In addition, final completion of this transaction will be subject to Board of Directors and shareholder approval. The Company expects to restructure all or substantially all of its remaining existing indebtedness in connection with this transaction. Management believes the Company will be able to successfully complete these negotiations or obtain appropriate financing for its operations. However, there can be no assurances that the Company can complete their negotiations or obtain appropriate financing for its operations.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates include asset impairment reserves, useful lives for depreciation and amortization, receivables reserve requirements, loss on disposal of discontinued operations and the realizability of deferred tax assets. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000 with earlier application permitted. The Company will adopt SFAS 133 effective January 1, 2001; however, adoption is not expected to have a material impact on its financial position.

IMPAIRMENT OF LONG-LIVED ASSETS

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

INVENTORIES

Inventories  consist  of  parts  and  supplies  used   for  drilling.   All
inventories are valued at lower of average cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives and salvage values as follows:

   ASSET CLASSIFICATION        USEFUL LIFE      SALVAGE VALUE
   --------------------        -----------      -------------
   Buildings and improvements    25 years            ---
   Drilling, field and support
   equipment                     5-10 years           10%
   Shop equipment                10 years            ---
   Office equipment              5 years             ---
   Vehicles                      4-5 years           ---

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

At December 31, 1999 and 1998, the Company had $610,221 and $274,500 in assets held for sale, primarily steel marsh buggies that were revalued in connection with the asset impairment charge recorded in the third quarter of 1998 (See Note 8). One of the steel marsh buggies was sold during 1999 at a value higher than what was previously recorded and therefore, the remaining eight steel marsh buggies were revalued by $335,721 to the balance at December 31, 1999. The Company expects to dispose of the remaining assets held for sale during 2000.

On March 31, 1998, the Company sold the assets of its fixed wing division for approximately $2.9 million. This transaction had no significant impact on the Company's operating results.

GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over a twenty-five year period. As of December 31, 1998 and 1999, accumulated goodwill amortization totaled approximately $587,470 and $1,193,759 respectively. The Company periodically assesses the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to the overall operation of the Company.

INCOME TAXES

Prior to December 4, 1997, OMNI was treated as a partnership for income tax purposes and income taxes were the responsibility of the individual members. Accordingly, no provision for income taxes had been made in the accompanying financial statements.

As previously discussed, on December 4, 1997 the members of OMNI exchanged all of their common units in OMNI for 12,000,000 shares of common stock of the Company. The Share Exchange was accounted for as a reorganization whereby the assets and liabilities transferred were accounted for at their historical cost in a manner similar to that in a pooling-of-interest. As a result, the Company provided for income taxes in the fourth quarter of 1997 and in the years ended December 31, 1998 and 1999.

FOREIGN CURRENCY TRANSLATION

The Company's Canadian subsidiary maintained its accounting records in its local currency (Canadian Dollar) before its operations were closed in July 1999. The currency was converted to United States Dollars with the effect of the foreign currency translation reflected as a component of shareholders' equity in accordance with SFAS No. 52, "Foreign Currency Translation." Currently, all other international activity is transacted in United States Dollars. Foreign currency transaction gains or losses are credited or charged to income, and such amounts are insignificant for the periods presented.

UNAUDITED PRO FORMA DATA

Additional interest expense is recorded as a pro forma adjustment to reflect the incurrence of indebtedness to finance the repurchase of outstanding preferred units and the distribution of undistributed earnings of OMNI as if such events had occurred on January 1, 1997.

The pro forma provision for income taxes for OMNI is the result of the application of a combined federal and state income tax rate (40%) to income before income taxes and extraordinary item.

2.  DISCONTINUED OPERATIONS

In November 1999, the Company adopted a plan to dispose of its aviation division. The Company maintains a fleet of at least 20 aircraft, aviation and turbine engine inventories and miscellaneous flight and other equipment used in providing aviation services to its customers. As a result of the Company's adoption of the plan, the consolidated financial statements of the Company and the related Notes to Consolidated Financial Statements have been adjusted and restated to reflect the results of operations and net assets of the aviation division as a discontinued operation in accordance with generally accepted accounting principles. Assets and liabilities of the aviation division at December 31, 1999 primarily consist of trade accounts receivable, inventory, accounts payable, accruals, debt and deferred taxes. Revenues of the aviation division totaled $8.5 million, $12.2 million and $4.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The loss on disposition of discontinued operations includes the write-down of the net assets, including $6.8 million related to goodwill, to estimated net realizable value and the estimated operating losses through the expected disposal date.

3.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

The allowance for uncollectible accounts consists of the following:




                                                  Balance at    Additions     Write-off of
                                                 Beginning of   Charged to   Uncollectible  Balance at End
          DESCRIPTION                               Period       Expense        Amounts       of Period
          -----------                            ------------ ------------- -------------- ----------------
December 31, 1999
   Allowance for uncollectible accounts          $  751,849   $ 2,407,422    $  (11,611)     $ 3,147,660

December 31, 1998
   Allowance  for uncollectible accounts         $  295,000   $   767,676      (310,827)         751,849

December 31, 1997
   Allowance  for uncollectible accounts         $  125,000   $   170,000           ---          295,000



4. EARNINGS PER SHARE

Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. The Company had 1,467,184 and 1,415,061 options outstanding in the years ended December 31, 1998 and 1999, respectively, that were excluded from the calculation of diluted EPS as antidilutive considering the net loss. There were no options outstanding in the year ended December 31, 1997 excluded from the calculation of diluted EPS as antidilutive. In addition, warrants to purchase up to 1,937,500 shares of common stock were also excluded for the year ended December 31, 1999. Dilutive common equivalent shares for the year ended December 31, 1997 were all attributable to stock options. There were no options outstanding in the year ended December 31, 1997 excluded from the calculation of diluted EPS as antidilutive.

Pro forma basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The following table sets forth the computation of basic and diluted weighted average shares for the years ended December 31, 1997, 1998 and 1999.

                                                Year Ended       Year Ended      Year Ended
                                               December 31,     December 31,    December 31,
                                                  1997              1998           1999
                                               ------------     ------------    ------------
Shares:
  Weighted average number of common shares
    outstanding                                 11,733             15,850           15,970
Options                                             77                 --               --
                                               ------------     ------------    ------------
Weighted average number of common shares
    outstanding, plus assumed conversion        11,810             15,850           15,970
                                               ------------     ------------    ------------



5. LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands)          December 31,
                                                                    ----------------------
                                                                      1998          1999
Notes payable to a finance company, variable interest               --------      --------
  rate with $2,393 at LIBOR plus 3.75%.  Remaining portion
  at LIBOR plus 3.0%; interest rates ranging from 9.48% to
  10.01% at December 31, 1999 with maturity dates ranging
  from July 2001 to September 2002, secured by various
  property and equipment                                           $  4,333       $  2,993
Note payable to a bank with interest payable at prime
  plus 3.0% (11.5% at December 31, 1999) maturing May 2000            6,682          5,765
Acquisition loan to a bank with interest payable at
  prime plus 3.0% (11.5% at December 31, 1999) maturing May
  2000                                                                7,938          2,801
Note payable to a bank with interest payable quarterly at
  LIBOR plus 2.0% with maturity at April 28, 1999                     2,639            ---
Note payable to an insurance company; monthly payments of
  $85 through September 2000                                            867            768
Notes payable, interest rates ranging from 6.7% to 7.5%,
  with maturity dates ranging from January 2000 to March
  2001                                                                  828            532
Various notes payable                                                   360             85
                                                                  ----------     ----------
     Total                                                           23,647         12,944
Less:  Current maturities                                             9,752         11,758
                                                                  ----------     ----------

Long-term debt less current maturities                             $ 13,895      $   1,186
                                                                  ==========     ==========

Annual maturities of long-term debt during each of the following years ended December 31, are as follows (in thousands):

                        2000    $   11,758
                        2001         1,036
                        2002           150
                               ------------
                                $   12,944
                               ============

The estimated fair value of long-term debt, based on borrowing rates currently available to the Company for notes with similar terms and average maturities, approximated the carrying value as of December 31, 1998 and 1999.

For the years ended December 31, 1998 and 1999, interest in the amount of approximately $173,000 and $13,000, respectively, was capitalized to property, plant and equipment.

In connection with the Company's initial public offering, during 1997 approximately $23.8 million in debt was retired, resulting in an extraordinary loss of $84,000, net of tax effects of approximately $42,000.

In January 1998, the Company restructured its credit arrangements with its primary bank lender. Under the restructured facility (the "Credit Facility"), the Company refinanced an $11.0 million loan, obtained a $10.0 million revolving line of credit to finance working capital requirements, and obtained a $9.0 million line of credit to finance capital expenditures and acquisitions. During 1999, the fifth and sixth amendments to the Credit Facility were adopted altering the credit agreement with the primary bank lender. The Credit Facility currently provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements (discussed in Note 6 below) and a $2.9 million note used to finance capital expenditures and acquisitions.

The terms of the bank and finance company agreements contain, among other provisions, requirements for maintaining defined levels of working capital, tangible net worth, debt service coverage and funded debt to EBITDA. As of December 31, 1999, the Company was in violation of certain of its covenants under these agreements. Each agreement, including the Company's subordinated notes (see Note 7), contains cross-default provisions for these covenants. At December 31, 1999, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from the creditors via amendments/waivers which waived financial covenant violations as of December 31, 1999 and through May 2000. Due to current and anticipated market conditions in the near term, the Company believes it will be in violation of these covenants after May 2000. In addition, approximately $13.0 milion will be due in May 2000. The Company does not have sufficient resources available to make the required payments in May 2000 should the creditors require the Company to repay the amounts due. Management is continuing to pursue restructuring the Company's indebtedness and alternative financing and capital alternatives (see Note
1).

6.   LINE OF CREDIT

The Company has outstanding a revolving line of credit agreement with a bank. Availability under the agreement is the lower of: (i) $6.0 million or, (ii) the sum of 80% of eligible accounts receivable, 50% of eligible inventory and advances to finance the purchase of certain parts and supplies. The line bears interest at prime plus 3% (11.5% at December 31,
1999), and matures on March 31, 2000. The weighted-average interest rate on the line was 7.1% and 9.5% for the years ended December 31, 1998 and 1999, respectively. The line was collateralized by accounts receivable and certain equipment of the Company. As of December 31, 1999 the Company had $3.4 million outstanding under the line. Approximately $1.5 million of this amount will be repaid with proceeds from the sale of the aviation division (see Note 2) and accordingly has been included with the net assets of discontinued operations. This line of credit matures in May 2000.

7. SUBORDINATED DEBT

In the year ended December 31, 1999, the Company privately placed $7.5 million in subordinated debentures with an affiliate of the Company. The proceeds were used for cash reserves and general corporate purposes. Notes with a principal of $5.0 million bear interest at 12% per annum and mature on March 1, 2004. An additional $2.5 million of notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This portion of the notes matures on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of $5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and 37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All of these warrants that become exercisable will expire on March 1, 2004. The warrants for the remaining 337,500 shares vest immediately and expire on March 1, 2005. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including the coupon and the amortization of the fair value of the warrants, is approximately 19%. The amount of the three notes included in subordinated debt in the accompanying balance sheet at December 31, 1999 was $7.2 million.

8.   ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES

During 1998, in response to market conditions and the resultant decline in certain asset utilization of the Company's equipment, the Company evaluated certain of its assets for realizability. The related asset impairment charges relate to a $1.8 million provision for fixed assets, primarily nine drilling units and 15 trucks, which became impaired due primarily to reduced demand and environmental impact factors which have restricted their future use, a $1.3 million write-off of seismic data held for sale which became impaired due to recent price declines, and a $0.6 million additional provision for uncollectible accounts receivable. Currently, the Company has sold all of the trucks and one of the drilling units, which were considered to be impaired. The estimated fair value of the remaining eight drilling units is approximately $0.6 million and is included in other current assets.

The $0.6 million provision for uncollectible accounts receivable is reported in general and administrative expenses and the remaining charges are reported as asset impairment and other charges in the accompanying Consolidated Statements of Income.

In addition, the Company's senior management and Board of Directors approved a plan to reduce future operating costs and improve operating efficiencies. The plan involved several factors including the reorganization of senior management and the closing and relocation of certain of its operational facilities. Accordingly, the Company recorded an accrual of severance and lease exit costs of $0.3 million during the year ended December 31, 1998. As of December 31, 1999, the Company has paid all of these costs.

9.   RELATED PARTY TRANSACTIONS

During the year ended December 31, 1998, the Company was to purchase two operating facilities from a major shareholder for $0.9 million. However, the transactions never transpired and the major shareholder continues to maintain ownership of these facilities. The Company did lease one of these facilities from the major shareholder during the year ended December 31, 1999 at a total lease expense of $0.1 million. The Company is under a lease contract for a portion of 2000 for the facility as well (See Note
11).

10.  CUSTOMER CONCENTRATION

Substantially all of the Company's revenues are derived from companies in the energy industry. During the year ended December 31, 1997, two customers accounted for approximately 40% (25% and 15%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1997, are amounts owed from these customers totaling approximately 28% (16% and 12%, respectively) of total accounts receivable.

During the year ended December 31, 1998, three customers accounted for 66% (33%, 18% and 15%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1998, are amounts owed from these customers totaling approximately 56% (36%, 14% and 6%, respectively) of total accounts receivable.

During the year ended December 31, 1999, three customers accounted for 71% (40%, 19% and 12%, respectively) of the Company's total revenues. Included in accounts receivable as of December 31, 1999, are amounts owed from these customers totaling approximately 69% (11%, 51% and 1%, respectively) of total accounts receivable.

11.  COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of the assets of Predecessor discussed in Note 1, the Company also entered into a five-year lease agreement with Predecessor to lease Predecessor's main office facility. The monthly lease payment under the agreement was $25,000 through September 2000.

During 1999, the Company entered into a sale leaseback transaction with its aviation fleet. The Company received $8 million upon sale of the aircraft and entered into an operating lease for a period of 10 years. Monthly rental payments under the lease are $80,000. See Note 2 for further discussion regarding this equipment.

Total rental expense was $1,519,27, $2,458,316 and $1,712,927 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company leases certain offices, warehouse facilities, drilling equipment and vehicles under noncancelable operating lease agreements which expire at various times. The noncancelable operating leases that were in effect as of December 31, 1999 require the Company to make the following future minimum lease payments:

For the Year Ended December 31:
    2000                          $    1,335,615
    2001                                 665,774
    2002                                 391,036
    2003                                 391,036
    2004                                 325,863
Total minimum lease payments      $    3,109,324

The Company carries workers compensation insurance coverage with a deductible amount of $250,000 per incident for claims incurred in 1997. In 1998, the Company changed insurance carriers and had no deductible.
Management of the Company is not aware of any significant workers compensation claims or any significant claims incurred but not reported as of December 31, 1999.

The Company has entered into employment agreements with its key executive officers which include base salaries and terms of employment.

12.  PREFERRED STOCK SUBSCRIPTION

In December, 1999 and February 2000, the Company received from an affiliate of the Company $1,000,000 and $500,000, respectively, related to a preferred stock subscription agreement. The terms of the preferred stock to be issued will contain an 8% cumulative dividend rate, be convertible into common stock with an initial conversion rate of $2.50, be redeemable at the option of the Company at par plus unpaid dividends, contain liquidation preferences and contain voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock. The funds were used for debt service and to fund operations


13.  STOCK OPTIONS

In April and June 1997, OMNI issued options to purchase 516 and 600 common units, respectively, equivalent to 54,567 and 63,451 shares, respectively of Common Stock calculated on the pro forma share basis described in Note
1. The exercise price for these options is $2.28 per share (on the pro forma share basis described in Note 1) and expire if unexercised after ten years. In the years ended December 31, 1998 and 1999, 18,189 and 12,338 of these options were canceled. Total compensation expense relating to these options is approximately $365,000, which is being recognized pro rata over the three-year vesting period of the options. The deferred compensation to be recognized by the Company is based on the estimated fair value of the Company's common units on the date of the issuance. Compensation expense related to the options totaled $144,000 and $92,000 for the years ended December 31, 1998 and 1999, respectively.

In September 1997, the Company adopted and its sole shareholder approved the Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to its key employees, officers, directors who are employees of the Company, and consultants and advisors to the Company and non-employee directors ("Eligible Persons"). Under the incentive plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the date of grant. A total of 1,500,000 shares of common stock were authorized under the Incentive Plan in 1997. Of the 1,500,000 authorized, 312,404 remain available for issuance under the plan at December 31, 1999.

In January 1999, the Company approved the Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock of the Company to non-officer employees of the Company and its subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance the interests of the Company by providing an incentive to employees and by increasing employee awareness of the Company in the marketplace. Under the Option Plan, the Company may grant options to any employee of the Company with the exception of the officers of the Company. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the effective date of the grant. A total of 150,000 shares of common stock were authorized under the Option Plan in 1999 and later amended to be 300,000 shares of common stock. Of the 300,000 authorized, 77,401 remain available for issuance under the plan at December 31, 1999.

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

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:

                                                             For the years ended
                            ------------------------------------------------------------------------------------
                                 December 31, 1999            December 31, 1998           December 31, 1997
                                 -----------------            -----------------           -----------------
                              As Reported   Pro Forma     As Reported    Pro Forma    As Reported    Pro Forma
                              -----------   ---------     -----------    ---------    -----------    ---------

                                                (Dollars in thousands except per share amounts)
Net income (loss)            $  (26,863)    $ (28,194)    $  (1,800)     $ (3,312)    $   5,851      $   5,510
Basic earnings (loss) per
share                        $    (1.68)    $   (1.77)    $   (0.11)     $  (0.21)    $    0.47      $    0.44
Diluted earnings (loss) per
share                        $    (1.68)    $   (1.77)    $   (0.11)     $  (0.21)    $    0.46      $    0.43



A summary of the Company's stock options as of December 31, 1997, 1998 and 1999, and changes during the years then ended are presented below:

                                 Weighted         Incentive
                                  Average           Plan             Other
                              Exercise Price       Options          Options
                              --------------      ---------         -------
Balance at January 1, 1997    $     ---                ---             ---
     Granted                      10.10          1,056,000         122,563

Balance at December 31, 1997      10.10          1,056,000         122,563
     Granted                      10.89            310,500                                                                        --
     Exercised                     2.28                ---          18,813

     Forfeited                     8.13             37,000          18,189
                             ---------------    ------------     ------------
Balance at December 31, 1998
                                 10.48           1,329,500          85,561
     Granted                      3.23             546,788             ---
     Exercised                    2.28                 ---          20,878
     Forfeited                    7.43             455,949          17,838
                             ---------------    ------------     ------------
Balance at December 31, 1999      8.27           1,420,339          46,845
                             ===============    ============     ============

As of December 31, 1999, there were 909,586 options exercisable with a weighted average exercise price of $10.21.

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

The weighted average fair value at date of grant for options granted during 1999 was $1.94 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility ranging from 75% to 82%; (c) average risk-free interest rate of 5.70%; and (d) expected life of 6.5 years.

The following table summarizes information about stock options outstanding as of December 31, 1999:

                                        Options Outstanding                                           Options Exercisable
                         -------------------------------------------------              ---------------------------------------
 Exercise Prices        Number          Wgtd. Avg.            Wgtd.Avg.                      Number               Wgtd. Avg.
                      Outstanding    Remaining Contr.         Exercise                     Exercisable         Exercise Price
                                          life                 Price
                      -----------    ----------------   ------------------              -----------------    ------------------
 $  1.50 - $ 3.00       309,200           6.4               $    2.072                        33,487              $  2.280
 $ 3.813 - $ 5.00       211,859           4.3               $    4.596                        87,224              $  5.000
$ 10.25 - $ 10.375       64,000           7.4               $   10.254                        17,500              $ 10.264
$ 10.50 - $  11.81      853,500           4.5               $   11.018                       752,500              $ 11.005
      $14.375            13,625           8.0               $   14.375                         3,875              $ 14.375
      $17.375            15,000           8.4               $   17.375                        15,000              $ 17.375
                      -----------    ----------------   ------------------              -----------------    ------------------
                      1,467,184           5.0               $    8.268                       909,586              $ 10.213
                      -----------    ----------------   ------------------              -----------------    ------------------


     14. INCOME TAXES

The components of deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows (dollars in thousands):

                                                                1998      1999
                                                             ---------  ---------
Deferred Tax Assets:
           Allowance for doubtful accounts                   $    398   $  1,275
           Foreign taxes                                           57        147
           Goodwill                                             1,477      1,339
           Net operating loss carryforward (expires 2019)       1,319      7,696
           Accrued liabilities                                    396      1,641
                                                             ---------  ---------
                Total deferred tax assets                       3,647     12,098
Deferred Tax Liabilities:
           Property and equipment                              (4,888)    (6,289)
                                                             ---------  ---------
                Total deferred tax liabilities                 (4,888)    (6,289)
Less:  Valuation Allowance                                        ---     (5,809)
                                                             ---------  ---------

Net Deferred Tax Asset/(Liability)                           $ (1,241)       ---
                                                             =========  =========

The income tax expense (benefit) for the year ended December 31, 1997, 1998 and 1999 consisted of the following (dollars in thousands):


                                                            1997        1998       1999
                                                          --------   ---------  ----------
     Current expense (benefit)                            $   338    $  (934)   $  (1,869)
     Deferred expense (benefit)                               (8)        228          595

     Adjustment to deferred taxes due to change in
        tax status                                            73         ---          ---
                                                          --------   ---------  ----------
     Tax expense (benefit) before extraordinary item         403        (706)      (1,274)
     Allocated to extraordinary item                         (42)        ---          ---
                                                          --------   ---------  ----------
        Total                                             $  361     $  (706)   $  (1,274)

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, 1997, 1998 and 1999 is shown below:

                                         1997      1998        1999
                                         ----      ----        ----
           Statutory federal rate         34%     (34)%       (34)%
           Income not subject
           to corporate tax             (27%)      ---         ---
           State taxes                    ---      (3)%        (3)%
           Goodwill                       ---       10%          2%
           Valuation allowance            ---       ---         26%
           Other                         (1%)        5%          1%
                                         ----     ----         ----
           Total                           6%     (22%)        (8%)
                                         ----     ----         ----



As of December 31, 1999, for tax purposes, the Company had net operating loss carryforwards (NOLs) of approximately $20.5 million. The NOLs will expire in 2018 and 2019. The Company accounts for income taxes under the provision of SFAS No. 109 (FAS 109) which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the likelihood of a concept of "more-likely-than-not" of realizing such benefits. In determining whether it is "more-likely-than-not" that the Company will realize such benefits, FAS 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. FAS 109 indicated that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore the Company determined that it was required by the provision of FAS 109 to establish a valuation allowance of $5.8 million for all of the recorded net deferred tax assets. This determination was based primarily on historical losses without considering the impact of any potential upturn in the Company's business due to improvements in the seismic market, refinancing of current indebtedness or new capital infusion, or other changes to the Company's operations. Accordingly, future favorable adjustments to the valuation allowance may be required if and when circumstances change.

15.    SEGMENT INFORMATION

The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, the Company operates principally in two segments, which operate in North
America: Drilling and Survey. Because the aviation division is reported as a discontinued operation, it is no longer included as a reportable segment.

Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. In 1998, the Company expanded internationally into South America where it currently provides drilling and survey services as well as line-cutting services.

The following shows industry segment information for the years ended December 31, 1997, 1998 and 1999:


                                             Year             Year             Year
                                             Ended            Ended            Ended
                                           December         December          December
                                              31,              31,               31,
                                             1997             1998              1999
                                             ----             ----              ----
                                                      (Thousands of Dollars)
OPERATING REVENUES:
  Drilling                              $      41,033    $      48,815     $     17,309
  Survey                                        4,065           12,076            4,480
  Other (1)                                       ---            1,194            2,348
                                        -------------    -------------     ------------
     Total                              $      45,098    $      62,085     $     24,137
                                        =============    =============     ============

___________________
(1) Consists of line-cutting services in South America.

GROSS PROFIT:
  Drilling                              $      9,323     $      10,856     $       (425)
  Survey                                       2,183             2,705             (301)
  Other                                          ---                60           (2,176)
                                        -------------    -------------     ------------
   Total                                      11,506            13,621           (2,902)

General and administrative expenses            4,469            11,459           10,790
Asset impairment and other charges               ---             3,379             (336)
Other expense, net                             1,829             1,402            3,139
                                        -------------    -------------     ------------
  Income (loss) before taxes            $      5,208     $      (2,619)    $    (16,495)
                                        =============    =============     ============

IDENTIFIABLE ASSETS                1997          1998           1999
                                   ----          ----           ----
  Drilling                $      35,000   $    34,704   $      33,257
  Survey                          3,849         6,459           6,231
  Other                          16,640        21,589          14,437
                          -------------   -----------   -------------
    Total                 $      55,489   $    62,752   $      53,925
                          =============   ===========   =============

CAPITAL EXPENDITURES:
  Drilling                 $      8,105   $     9,138   $         488
  Survey                            729           881              35
  Other                           4,619           981             459
                          -------------   -----------   -------------
    Total                  $     13,453   $    11,000   $         982
                          =============   ===========   =============

As  of December 31, 1999, approximately $2.4 million of the Company's
assets  are  located  in  South  America.   All  remaining assets are
located in North America.

16.   ACQUISITIONS

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

17. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 Quarter Ended
                                                ------------------------------------------------
                                                MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                --------    -------   ------------   -----------
                                                                       1999             (1)
                                                                       ----              --
Operating revenues                             $   7,450    $ 7,055    $   5,658      $  3,974
Gross profit (loss)                                  878     (1,901)        (594)       (1,285)
Income (loss) from continuing operations          (1,142)    (3,687)      (2,366)       (7,664)
Income (loss)from discontinued operations            (83)      (636)         (23)      (11,337)
                                               ---------    -------    ---------      --------
Net income (loss)                              $  (1,225)   $(4,323)   $  (2,389)     $(19,001)
                                               =========    =======    =========      ========
Net income (loss) per common share:
  Income (loss) from continuing operations     $   (0.07)     (0.23)       (0.15)        (0.48)
  Income (loss) from discontinued
  operations                                       (0.01)     (0.04)       (0.00)        (0.71)
        Net income (loss)                      $   (0.08)     (0.27)       (0.15)        (1.19)
                                               =========    =======    =========      ========
Diluted earnings per common share              $   (0.08)     (0.27)       (0.15)        (1.19)
                                               =========    =======    =========      ========

                                                                 Quarter Ended
                                                ------------------------------------------------
                                                MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                --------    -------   ------------   -----------
                                                                       1998
                                                                       ----
Operating revenues                             $  16,186    $21,447    $  16,605      $  7,847
Gross profit (loss)                                4,544      7,583        1,878          (384)
Income (loss) from continuing operations           1,480      2,665       (3,379)       (2,541)
Income (loss) from discontinued operations           365        846          119        (1,355)
                                               ---------    -------   ------------   -----------
Net income (loss)                              $   1,845      3,511       (3,260)       (3,896)
                                               =========    =======   ============   ===========
Net income (loss) per common share:
  Income (loss) from continuing operations     $    0.09    $  0.17    $   (0.21)     $  (0.16)
  Income (loss) from discontinued operations        0.02       0.05         0.01         (0.09)
                                               ---------    -------   ------------   -----------
        Net income (loss)                      $    0.12    $  0.22    $   (0.20)     $  (0.25)
                                               =========    =======   ============   ===========
Diluted earnings per common share              $    0.12    $  0.22    $   (0.20)     $  (0.25)
                                               =========    =======   ============   ===========


________________________
(1) The fourth quarter of 1999 includes a provision for valuation allowance of $5.8 million. (See Note 14)





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

                                    OMNI ENERGY SERVICES CORP.
                                             (Registrant)



                                    By:  /S/ PETER H. NIElSEN
                                        -------------------------------
                                             Peter H. Nielsen
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Treasurer
      Date:  April 14, 2000

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

        10.3    Form  of   Stock   Option  Agreements  under  the
                Company's Stock Incentive Plan.(2)

        10.4    Amended  and  Restated   Employment   and   Non-
                Competition Agreement between OMNI Geophysical, L.L.C. and David Jeansonne.(2)

        10.5    Amended  and   Restated   Employment   and   Non-
                Competition Agreement between OMNI Geophysical, L.L.C. and Allen R. Woodard.(2)

        10.6 Employment and Non-Competition Agreement between Robert F. Nash and the Company effective July 1, 1998.(3)

        10.7    Employment and  Non-Competition  Agreement between
                John H. Untereker and the Company effective July 21, 1998(4), as amended by Amendment No.1 dated March 1, 1999.

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

        10.14   First  Amendment   to   Amended  and  Restated  Loan
                Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (5)

        10.15   Second  Amendment  to  Amended and Restated Loan
                Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (4)

        10.16   Third Amendment  to  Amended  and  Restated  Loan
                Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (3)

        10.17 Fourth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (6)

        10.18 Fifth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (7)

        10.19 Sixth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank. (7)

        10.20 Seventh Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank.

        21.1    Subsidiaries of the Company. (7)

        27.1    Financial Data Schedule

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

(7) Previously filed.