Form 10-K/A
period 1999-12-31
OMNI ENERGY SERVICES CORP
filed 2000-04-28
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 2

   X      ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934

                For the fiscal year ended December 31, 1999

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________   to _______

                     Commission File Number:  0-23383

                        OMNI ENERGY SERVICES CORP.
        (Name of small business issuer as specified in its charter)

        LOUISIANA                                   72-1395273
(State  or  other jurisdiction                   (I.R.S. Employee
of incorporation or organization)               Identification No.)

4500 N.E. EVANGELINE THRUWAY
     CARENCRO, LOUISIANA                                70520
(Address of principal executive offices)              (Zip Code)

                 Issuer's telephone number: (504) 896-6664

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                   None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  Common Stock (par value $.01 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes      X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 28, 2000 was approximately $12,084,363.

The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 28, 2000 was 15,979,505.

                    DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following sets forth, as of April 14, 2000, certain information about the Company's directors, all of which have been nominated for re-election to the Board. All directors are elected annually for a one year term. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director, and no director or nominee for director is related to any other director, nominees for director or executive officer of the Company.

                DIRECTORS                               AGE

           David A. Jeansonne                           39
           Robert F. Nash                               56
           John H. Untereker                            50
           Allen R. Woodard                             38
           Steven T. Stull                              41
           Crichton W. Brown                            42
           William W. Rucks, IV                         42

     DAVID A. JEANSONNE founded the Company's operations in 1987 and has been Chairman of the Board of the Company and each of its predecessors since their respective inceptions. Additionally, Mr. Jeansonne served as Chief Executive Officer of each of the Company's predecessors since their respective inceptions, and of the Company from its inception until March 1999. Mr. Jeansonne also served as President of the Company from January 1999 until March 1999. Mr. Jeansonne has also been Chairman of the Board, President and Chief Executive Officer of American Aviation Incorporated, which he co-founded, since its inception in 1995. Mr. Jeansonne has been a director of the Company since September 1997.

     ROBERT F. NASH joined the Company as its Chief Operating Officer in September 1998 and served as President and Chief Executive Officer of the Company from March 1999 to July 1999. Before joining the Company, Mr. Nash held executive management positions with Halliburton Company, an energy services, engineering and construction, and energy equipment provider, during his 26-year career there. Mr. Nash is a member of PESA, SPE, and the International Association of Drilling Contractors. Mr. Nash has been a director of the Company since September 1998.

     JOHN H. UNTEREKER has been the President and Chief Executive Officer of the Company since July 1999. Previously, he served as the Executive Vice President and Chief Financial Officer of the Company from August 1998 to July 1999. Prior to joining the Company, Mr. Untereker was the senior financial officer at Petroleum Helicopters, Inc. He has also held senior management positions at Lend Lease Trucks, Inc. and NL Industries, Inc. Mr. Untereker is a graduate of Williams College (B.A.), Iona College (MBA) and is a CPA. Mr. Untereker has been a director of the Company since August 1998.

     ALLEN R. WOODARD has served as Vice President-Marketing & Business Development of the Company and has held this position with the Company and its predecessor since July 1996. He was an exploration field inspector with The Louisiana Land & Exploration Company, a natural resources company, from 1988 to 1996. Mr. Woodard is a professional land surveyor and graduated from Nicholls State University in 1987 with a degree in engineering technology. Mr. Woodard has been a director of the Company since September 1997.

     STEVEN T. STULL is a founding partner of Advantage Capital Partners, a series of institutional venture capital funds under common ownership and control, founded in 1992 (collectively, "Advantage Capital"), and is an executive officer and a director of each of the Advantage Capital companies. From 1985 through 1993, Mr. Stull was employed by General American Life Insurance Company in various positions, including Vice President of the Securities Division. Mr. Stull graduated from Washington University in 1981 with a B.S. in Business Administration and in 1985 with an M.B.A. and is a chartered financial analyst. Mr. Stull has been a director of the Company since September 1997.

     CRICHTON W. BROWN is an executive officer and a director of each of the Advantage Capital companies. From 1988 to 1994, Mr. Brown was Senior Vice President and Director-Corporate Development of The Reily Companies, Inc., a private holding company with interests in consumer goods manufacturing and corporate venture capital investing. From 1984 to 1988, Mr. Brown served as principal of Criterion Venture Partners, an institutional venture capital firm. Mr. Brown graduated from Stanford University in 1980 with a B.A. in Business Administration and a B.S. in Engineering Management. He subsequently graduated from the University of Pennsylvania Wharton School of Finance in 1984 with an M.B.A. Mr. Brown has been a director of the Company since September 1997.

     WILLIAM W. RUCKS, IV has been a private venture capitalist-investor since September 1996. He served as President and Vice Chairman of Ocean Energy, Inc. (formerly Flores & Rucks, Inc.) from July 1995 until September 1996 and as President and Chief Executive Officer from its inception in 1992 until July 1995. From 1985 to 1992, Mr. Rucks served as President of FloRuxco, Inc. Prior thereto, Mr. Rucks worked as a petroleum landman with Union Oil Company of California in its Southwest Louisiana District, serving as Area Land Manager from 1981 to 1984. Mr. Rucks has been a director of the Company since September 1997 and is also a director of Ocean Energy, Inc.

EXECUTIVE OFFICERS

     See  Item  4A  for  information  regarding  the   Company's  executive
officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the 1934 Act, the Company's directors, officers and any persons holding more than 10% of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission by specific dates. During 1999, a report by Mr. Thomas, covering a sale of Common Stock, and four reports by Advantage Capital and Mr. Stull, covering the acquisition of warrants to purchase Common Stock, were inadvertently filed late. Reports on Form 5 reporting four transactions by Mr. Untereker, one transaction by Mr. Nash and three transactions by Mr. Woodard, all of which were grants of stock options during 1999, were inadvertently not filed during 1999, but are in the process of being prepared and will be filed shortly.


ITEM 11.  EXECUTIVE COMPENSATION.

ANNUAL COMPENSATION

     The following table sets forth all cash compensation and options granted for the three years ended December 31, 1999, to the Company's Chief Executive Officer and each of its three other most highly compensated executive officers (collectively, the "Named Executive Officers"). No other executive officer of the Company was paid over $100,000 by the Company during 1999.

                                                                           LONG-TERM
                                                                         COMPENSATION
                                  ANNUAL COMPENSATION                       AWARDS
                               ----------------------------------------  -------------
                                                             OTHER       NO. OF SHARES
                                                             ANNUAL      UNDERLYING
                                                             COMPEN-     OPTIONS/SARS     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    SALARY    BONUS       SATION(1)   Granted(2)       COMPENSATION(3)
---------------------------    ----    ------    ---------   ---------   -------------    ---------------
John H. Untereker(4)           1999    $156,250  $61,875           ---        86,720      $9,711
   President and               1998      67,500      ---           ---        55,000         ---
   Chief Executive Officer

Robert F. Nash(5)              1999    $111,539  $41,346           ---        16,720      $6,136
   Former President            1998      75,000      ---           ---       150,000         ---
   and Chief Executive Officer

David A. Jeansonne(6)          1999    $121,875      ---           ---           ---         ---
   Chairman of the Board,      1998     143,750      ---           ---           ---         ---
   Former President and        1997     130,208  $50,000           ---           ---         ---
   Chief Executive Officer

Allen R. Woodward              1999    $108,254      ---           ---        28,360      $3,980
   Vice President              1998     100,000      ---           ---           ---         ---
   Marketing and Business      1997     104,167      ---           ---       300,000         ---
   Development

________________________

(1) Perquisites and other personal benefits paid to each Named Executive Officer in any of the years presented did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary and bonus for that year.

(2)  See the following tables for additional information.

(3) Consists of the Company's matching contributions to the 401(k) plan and premiums on life and health insurance.

(4) Mr. Untereker has served as the Company's President and Chief Executive Officer since July 16, 1999. Previously, from August 1998 until July 1, 1999, Mr. Untereker served as Executive Vice President and Chief Financial Officer of the Company.

(5) Mr. Nash served as the Company's President and Chief Executive Officer from March 4, 1999 until July 16, 1999.

(6) Mr. Jeansonne served as the Company's Chief Executive Officer until March 1, 1999 and also served as the Company's President from January 1, 1999 until March 1, 1999.

1999 STOCK OPTION AND STOCK APPRECIATION RIGHT GRANTS

     The following table contains certain information concerning stock options and SARs granted to the Named Executive Officers during 1999.


                                                                              POTENTIAL REALIZABLE
                                                                                VALUE AT ASSUMED
                                                                                  ANNUAL RATES
                      NO. OF         % OF TOTAL                                  OF STOCK PRICE
                      SHARES        OPTIONS/SARS     EXERCISE                   APPRECIATION FOR
                    UNDERLYING       GRANTED TO         OR                    OPTION/SAR TERM(1)
                   OPTIONS/SARS       EMPLOYEES        BASE      EXPIRATION  ----------------------
     NAME             GRANTED           IN 1999        PRICE         DATE        5%            10%
  ---------         ------------    --------------   ----------   ----------  -----------   ----------
John H. Untereker      16,720               2.2%         $5.00        2/8/09   $  52,576    $ 133,237
                       25,000               3.3%          4.00       3/11/09      62,889      159,374
                       25,000               3.3%          1.50      12/15/09      23,584       59,765
                       20,000               2.7%          3.00      12/15/09      37,734       95,625

Robert F. Nash(2)      16,720               2.2%         $5.00        2/5/01   $  52,576    $ 133,237

David A. Jeansonne        ---               ---            ---           ---

Allen R. Woodard        8,360               1.1%         $5.00        2/8/09   $  26,288    $  66,618
                       10,000               1.3%          3.00      12/15/09      18,867       47,812
                       10,000               1.3%          1.50      12/15/09       9,433       23,906


________________________

(1) Amounts reflect assumed rates of appreciation required by Securities and Exchange Commission (the "Commission") executive compensation disclosure rules. Actual gains, if any, on SARs depend on future performance of the Common Stock and overall market conditions.

(2) In connection with Mr. Nash's resignation on July 16, 1999, 158,360 of the options granted to him, representing 150,000 options granted in 1998 and 8,360 options granted in 1999, were canceled.

STOCK OPTION HOLDINGS

     The following table sets forth information, as of December 31, 1999, with respect to stock options and SARs held by the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock or SARs in 1999.

                   AGGREGATE OPTION/SAR VALUES AT YEAR END


                                                                 VALUE OF  UNEXERCISED
                           NUMBER OF SECURITIES                     IN-THE-MONEY
                                UNDERLYING                           OPTIONS/SARS
                       UNEXERCISED OPTIONS/SARS AT                        AT
                                 YEAR END                             YEAR END(1)
                     ----------------------------------    ----------------------------------
     NAME            EXERCISABLE          UNEXERCISABLE    EXERCISABLE          UNEXERCISABLE
----------------     -----------          -------------    -----------          -------------
John H. Untereker      22,110               119,610            -0-                  -0-

Robert F. Nash          8,360                   ---            -0-                  -0-

David A. Jeansonne        ---                24,180            -0-                  -0-

Allen R. Woodard      304,180                30,000            -0-                  -0-

________________________

(1) The closing sale price of the Common Stock on December 31, 1999 was $1.13 per share, as reported by the Nasdaq National Market.

EXECUTIVE EMPLOYMENT AGREEMENTS

   The Company has employment agreements with all the Named Executive Officers, except Mr. Nash. All such contracts contain agreements of each of the Named Executive Officers to refrain from using or disclosing proprietary information of the Company, as defined therein, and to refrain from competing with the Company in specified geographic areas during such officer's employment and for two years thereafter with respect to Mr. Jeansonne and Mr. Untereker, and for five years thereafter with respect to Mr. Woodard.

   The term of Mr. Jeansonne's employment agreement is from July 1, 1997 to June 30, 2003. The agreement provides that Mr. Jeansonne will serve as Chairman of the Board of the Company during such term at a base salary of $75,000 per year, and that Mr. Jeansonne's employment may be terminated at any time by the Company for cause or for breach of the agreement by Mr. Jeansonne.

   The term of Mr. Woodard's employment agreement is from July 19, 1996 to July 19, 2000. The agreement provides that he will serve as Vice President - Marketing & Business Development, Secretary and a director of the Company and will perform such other duties as may be assigned to him by the Board. The agreement also provides for a base salary of $50,000 per year throughout the term of the agreement and it may be terminated at any time by the Company for cause or for breach of the agreement by Mr. Woodard. Depending upon the circumstances of termination, Mr. Woodard may be entitled to additional payments related to certain exercises of stock options by Mr. Woodard following termination.

   Robert F. Nash resigned as the Company's President and Chief Executive Officer as of July 16, 1999 and his employment agreement was terminated. Mr. Nash continues to serve as a director of the Company.

   John H. Untereker, who became the Company's President and Chief Executive Officer as of July 16, 1999, has entered into an employment agreement with the Company, the term of which is from August 4, 1998 through August 4, 2001. The agreement provides that Mr. Untereker will serve at a base salary of $150,000 per year with a guaranteed bonus of $75,000 per year. Mr. Untereker's agreement may be terminated at any time by the Company for cause or breach of the agreement by Mr. Untereker. In the event of a change of control, Mr. Untereker's employment term will be automatically extended to expire on the third anniversary of such change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   No member of the Compensation Committee served as an officer or employee of the Company or any of our subsidiaries prior to or while serving on the Compensation Committee. In 1999, none of our executive officers served as a director or member of the compensation committee of another entity, any of whose executive officers served on our Board or on our Compensation Committee.

COMPENSATION OF DIRECTORS

   Each non-employee director is paid an attendance fee of $2,000 for each Board meeting attended and $500 for each committee meeting attended. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings. The directors of the Company have all voluntarily deferred all payments due to them beginning September 1999.

   Each person who becomes a non-employee director is granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date such person becomes a director.

   Additionally, in each year during which the Company's 1997 Stock Option Plan (the "Plan") is in effect and a sufficient number of shares of Common Stock are available thereunder, each person who is a non-employee director on the day following the annual meeting of the Company's shareholders will be granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on such date. All such options become fully exercisable on the first anniversary of their date of grant and expire on the tenth anniversary thereof, unless the non-employee director ceases to be a director of the Company, in which case the exercise periods will be shortened.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of April 14, 2000, certain information regarding beneficial ownership of Common Stock by (i) each of the Named Executive Officers (as defined above in "Executive Compensation"), (ii) each director of the Company, (iii) all of the Company's directors and executive officers as a group and (iv) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, all as in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the Company believes that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to the Company by such shareholders.

                                                                PERCENTAGE OF
                                      NUMBER OF SHARES          OUTSTANDING
      NAME OF BENEFICIAL OWNER       BENEFICIALLY OWNED         COMMON STOCK
Steven T. Stull                           8,939,662(1)(3)           52.2%(3)
Advantage Capital                         8,924,662(2)(3)           52.1%(3)
Wellington Management Company, LLP        1,190,000(4)               7.4%
Allen R. Woodard                            976,253(5)               5.9%
David A. Jeansonne                          144,905                    *
Robert H. Chaney                            859,500(6)               5.4%
William W. Rucks, IV                         15,000(7)                 *
Crichton W. Brown                            15,000(7)                 *
Robert F. Nash                                8,360(7)                 *
John H. Untereker                            49,220(7)                 *
Peter H. Nielsen                              5,000(7)                 *
All directors and executive officers
       as a group (8 persons)            11,012,900(3)(8)           62.8%(3)

________________________

 *  Less than one percent.

(1) Includes 7,787,162 shares held by the Advantage Capital companies referred to in note (2). Mr. Stull is the majority shareholder of each of the general partners referred to in note (2). Also includes 1,152,500 shares issuable upon the exercise of options and warrants currently exercisable or exercisable within sixty days.

(2) The address of Advantage Capital is 909 Poydras Street, Suite 2230, New Orleans, Louisiana 70112. Of these shares, 293,983 are held by Advantage Capital Partners Limited Partnership and 993,831 are held by Advantage Capital Partners II Limited Partnership, of which Advantage Capital Corporation is the general partner; 1,616,060 are held by Advantage Capital Partners III Limited Partnership, of which Advantage Capital Management Corporation is the general partner; 3,025,697 are held by Advantage Capital Partners IV Limited Partnership, of which Advantage Capital Financial Company, L.L.C. is the general partner; 1,857,591 are held by Advantage Capital Partners V Limited Partnership, of which Advantage Capital Advisors, L.L.C. is the general partner; and 1,137,500 are issuable upon the exercise of warrants exercisable within sixty days. Of such warrants, 16,000 are held by Advantage Capital Partners V Limited Partnership, 373,498 are held by Advantage Capital Partners VI Limited Partnership, of which Advantage Capital NOLA VI, L.L.C. is the general partner; 607,737 are held by Advantage Capital Partnership VII Limited Partnership, of which Advantage Capital NOLA VII, L.L.C. is the general partner; 158,390 are held by Advantage Capital Partners VIII Limited Partnership, of which Advantage Capital NOLA VIII, L.L.C. is the general partner; and 1,875 are held by Advantage Capital Technology Fund, L.L.C., of which Advantage Capital Technology Advisors, L.L.C. is the managing member.

(3) Does not include 740,000 shares of Common Stock that may be issued upon conversion of the Company's Series A 8% Convertible Preferred Stock, which was issued to Advantage Capital on April 26, 2000. If such shares had been included, the percentage beneficially owned by Mr. Stull, Advantage Capital and all directors and officers as a group would have been 54.2%, 54.1% and 64.3%, respectively. See "Certain Relationships and Related Transactions."

(4) Based on information set forth in a Schedule 13G filed by Wellington Management Company, LLP ("WMC") on February 21, 2000, WMC reported shared power to vote or to direct the vote of 710,000 shares and the shared power to dispose or direct the disposition of 1,190,000 shares as a result of WMC acting as investment advisor to its own clients. The address of WMC is 75 State Street, Boston, Massachusetts 02109.

(5) Includes  313,360   shares  issuable  upon  the  exercise  of  currently
    exercisable options or options exercisable within sixty days and 105,750 shares held by Mr. Woodard's children.

(6) Based on information set forth in a Schedule 13G filed by R. Chaney & Partners IV L.P., ("Fund IV"), R. Chaney & Partners III L.P. ("Fund III"), R. Chaney Investments, Inc. ("Investments"), R. Chaney & Partners, Inc. ("Partners") and Mr. Robert H. Chaney on February 8, 1999. Investments is the sole general partner of Fund IV, Partners is the sole general partner of Fund III, and Mr. Chaney is the sole shareholder of Investments and Partners. Fund IV, Investments and Mr. Chaney have the sole power to vote or to direct the vote, and the sole power to dispose or to direct the disposition of, 237,500 shares. Fund III, Partners and Mr. Chaney have the sole power to vote or to direct the vote, and the sole power to dispose or direct the disposition of, 622,000 shares. The address of Mr. Chaney and each of these entities is 909 Fannin Street, Suite 1275, Two Houston Center, Houston, Texas 77010.

(7) Represents shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(8) Includes  1,558,440  shares  issuable   upon  the  exercise  of  options
    currently exercisable or exercisable within sixty days.





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The business of the Company was founded in 1987 by Mr. Jeansonne. In July 1996, the successor to this business, OMNI Geophysical Corporation ("OGC"), of which Mr. Jeansonne is a director, executive officer and principal shareholder, sold substantially all of its assets, other than the land and building on which the Company's headquarters were then located, to OMNI Geophysical, L.L.C., the Company's predecessor ("OMNI Geophysical"). At the time of this transaction, Mr. Jeansonne also retained certain assets used primarily to entertain clients of the business (the "client entertainment assets"). Since that time, OMNI Geophysical and the Company have leased the former headquarters building from OGC under an agreement that also contained an option to purchase. OMNI Geophysical and the Company have also used the assets retained by Mr. Jeansonne, and in return have borne substantially all of the direct costs of entertainment at these facilities.

     In November 1998, the Company exercised its option to purchase the former headquarters building and the client entertainment assets for $500,000 and $400,000, respectively; however, during 1999, these transactions were reversed. As of December 31, 1998, Mr. Jeansonne owed the Company approximately $52,000 for advances by the Company related to entertainment at the facilities retained by Mr. Jeansonne that the Company determined were not directly related to its clients, and this amount was repaid to the Company during 1999. During 1999, the Company paid to Mr. Jeansonne $30,000 for rent on the OGC headquarters building, $40,143 for expenses relating to client entertainment and $21,646 for certain medical expenses.

     In December 1997, OGC advanced to the Company approximately $100,000 for use in compensating employees. This advance was expensed in 1998, but in order to conserve working capital, the Company and Mr. Jeansonne agreed to defer reimbursement of OGC. The Company repaid this advance to OGC during 1999. As of March 31, 2000, the net amount owed by the Company to Mr. Jeansonne was $13,478.

     In February and June 1999, the Company privately placed a total of $3.0 million in subordinated debentures with Advantage Capital. The notes bear interest at 12% per annum and mature on March 1, 2004. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 960,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The warrants vest equally over four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004.

     In July and September 1999, the Company collectively issued an additional $2.0 million in subordinated debentures to Advantage Capital. The notes bear interest at 12% per annum, with $1.0 million maturing on March 1, 2004 and $1.0 million maturing on March 1, 2005. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 640,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The warrants vest equally over four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004.

     In October 1999, the Company issued $2.5 million in subordinated debentures to Advantage Capital. The notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. The notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 300,000 and 37,500 shares of the Company's Common Stock at an exercise price of $3.00 and $2.00, respectively. These warrants all vest immediately and expire on March 1, 2005.

     In December 1999, February 2000 and April 2000, the Company received from Advantage Capital, $1,000,000, $500,000 and $350,000, respectively, related to preferred stock subscription agreements. The preferred stock, which was issued on April 26, 2000, has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock. The funds were used for debt service and to fund operations.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            OMNI ENERGY SERVICES CORP.


                            By:  /S/ PETER H. NIELSEN
                                      Peter H. Nielsen
                                   Chief Financial Officer


                            Date:  April 28, 2000