Form 10-Q
period 2000-03-31
OMNI ENERGY SERVICES CORP
filed 2000-05-15
CIK 1046212

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


_x_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly period ended March 31, 2000

                                    or

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period ____  to ____


                      COMMISSION FILE NUMBER 0-23383


                        OMNI ENERGY SERVICES CORP.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




            LOUISIANA                             72-1395273
 (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


  4500 N.E. EVANGELINE THRUWAY                       70520
       CARENCRO, LOUISIANA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)





   Registrant's telephone number, including area code:   (337) 896-6664


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

     As of May 8, 2000 there were 15,979,505 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1.

                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2000 AND DECEMBER 31, 1999
                          (Thousands of dollars)

ASSETS                                                 March 31,    December 31,
------                                                   2000           1999
                                                      ------------  -------------
                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                   $21  $         104
   Accounts receivable, net                                  3,836          3,011
   Parts and supplies inventory                              2,343          2,438
   Prepaid expenses and other                                1,905          2,601
   Net assets of discontinued operations                       362          1,160
                                                      ------------  -------------
     Total current assets                                    8,467          9,314
                                                      ------------  -------------

PROPERTY AND EQUIPMENT:
   Land                                                      1,209          1,209
   Buildings and improvements                                4,992          5,047
   Drilling, field and support equipment                    27,643         27,776
   Shop equipment                                              698            698
   Office equipment                                          1,748          1,748
   Vehicles                                                  2,398          2,404
                                                      ------------  -------------
                                                            38,688         38,882
   Less:  accumulated depreciation                           9,182          8,277
                                                      ------------  -------------
     Total property and equipment                           29,506         30,605
                                                      ------------  -------------

OTHER ASSETS:
   Goodwill, net                                             7,722          7,853
   Other                                                       294            342
                                                      ------------  -------------
     Total other assets                                      8,016          8,195
                                                      ------------  -------------
     Total assets                                         $ 45,989  $      48,114
                                                      ============  =============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2000 AND DECEMBER 31, 1999
                (Thousands of dollars, except share data)

LIABILITIES AND EQUITY                                  March 31,    December 31,
----------------------                                    2000         1999
                                                      ------------  -------------
                                                             (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                    $11,168        $11,758
   Line of credit                                            3,412          1,949
   Accounts payable                                          3,025          3,326
   Accrued expenses                                          1,882          2,076
                                                      ------------  -------------
     Total current liabilities                              19,487         19,109
                                                      ------------  -------------

LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                   1,054          1,186
   Subordinated debt                                         7,185          7,185
                                                      ------------  -------------
     Total long-term liabilities                             8,239          8,371
                                                      ------------  -------------

TOTAL LIABILITIES                                           27,726         27,480
                                                      ------------  -------------

MINORITY INTEREST                                              233            238
                                                      ------------  -------------

EQUITY:
   Common Stock, $.01 par value, 45,000,000
     shares authorized; 15,979,505 issued and
     outstanding                                               160            160
   Preferred Stock Subscribed                                1,500          1,000
   Additional paid-in capital                               47,597         47,597
   Accumulated deficit                                     (31,217)       (28,348)
   Cumulative translation adjustment                           (10)           (13)
                                                      ------------  -------------
     Total equity                                           18,030         20,396
                                                      ------------  -------------
     Total liabilities and equity                         $ 45,989     $   48,114
                                                      ============  =============




      The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (Thousands of dollars, except per share amounts)




                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2000           1999
                                                      ------------  --------------
                                                              (Unaudited)
Operating revenue                                     $      4,203  $        7,448
Operating expenses                                           4,917           6,440
                                                      ------------  --------------
   Gross profit (loss)                                        (714)          1,008

General and administrative expenses                          1,435           2,265
                                                      ------------  --------------
   Operating income (loss)                                  (2,149)         (1,257)

Interest expense                                               687             490
Other income (expense)                                         (36)             29
                                                      ------------  --------------
                                                               728             461
                                                      ------------  --------------
   Income (loss) before taxes                               (2,872)         (1,718)


Income tax expense (benefit)                                   ---            (613)
                                                      ------------  --------------
Net income (loss), before
    minority interest                                       (2,872)         (1,105)
Loss of minority interest                                       (5)            (35)
Income (loss) from continuing operations                    (2,866)         (1,070)
Income (loss) from discontinued operations                     ---            (155)
                                                      ------------  --------------
Net loss                                              $     (2,866) $       (1,225)
                                                      ============  ==============

Net loss per share:
   Continuing operations                              $      (0.18) $        (0.07)
   Discontinued operations                                     ---           (0.01)
                                                      ------------  --------------
                                                             (0.18)          (0.08)

Weighted average shares outstanding:
   Diluted                                                  15,979          15,979



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                          (Thousands of dollars)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             2000           1999
                                                        ------------   -------------
                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $     (2,866)  $      (1,225)
 Adjustments to reconcile net income to net cash
 used in operating activities-
  Depreciation                                                   911           1,217
  Amortization                                                   133             224
  Loss on fixed asset disposition                                 38             ---
  Deferred compensation                                          ---              24
  Provision for bad debts                                        ---             (75)
  Minority interest                                               (5)            (35)
Changes in operating assets and liabilities-
 Decrease (increase) in assets-
   Receivables-
    Trade                                                       (826)           (615)
    Other                                                        ---           1,707
   Inventory                                                      95              55
   Prepaid expenses                                            1,494             586
   Other                                                          44             (53)
 Increase (decrease) in liabilities-
   Accounts payable and accrued expenses                        (494)         (2,332)
                                                        ------------   -------------
    Net cash used in operating activities                     (1,476)           (522)
                                                        ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposal of fixed assets                          149             253
 Purchase of fixed assets                                        ---            (969)
                                                        ------------   -------------
    Net cash provided by (used in) investing activities          149            (716)
                                                        ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Subordinated debt                                               ---           2,500
 Proceeds from preferred stock subscription                      500             ---
 Principal payments on long-term debt                           (722)         (1,577)
 Net borrowings (payments) on line of credit                   1,462            (232)
                                                        ------------   -------------
   Net cash provided by financing activities                   1,240             691
                                                        ------------   -------------

 Effect of exchange rate changes in cash                           1               2

NET DECREASE IN CASH                                             (84)           (545)
CASH, at beginning of period                                     104           3,333
                                                        ------------   -------------
CASH, at end of period                                  $         21   $       2,788
                                                        ============   =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                                  $        453   $         467
                                                        ============   =============
CASH PAID FOR TAXES                                     $        ---             ---
                                                        ============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

BASIS OF PRESENTATION
---------------------

These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, the management of OMNI Energy Services Corp. (the "Company") believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 2000.

The Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that raises substantial doubt about its ability to continue as a going concern. The terms of the Company's primary secured credit (see Note
3) agreements contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes (see Note 3), contains cross-default provisions for these covenants. At December 31, 1999 and March 31, 2000 the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from the creditors via amendments/waivers which waived financial covenant violations through May 15, 2000. Due to current and anticipated market conditions in the near term, the Company believes it will be in violation of these covenants after May 15, 2000. In addition, approximately $13 million will be due on May 15, 2000. The Company does not have sufficient resources available to make the required payments on May 15, 2000 should the creditors require the Company to repay the amounts due. On May 11, 2000, Hibernia indicated its willingnes to extend the maturity until May 22, 2000 in order to continue negotiations of a forbearance agreement with the Company.

The Company is attempting to refinance its current credit agreements through a combination of new agreements with its current creditors or other parties, which appropriately matches principal amortization with the cash flow capabilities of the assets pledged. In addition to attempting to refinance the outstanding amounts due, the Company is evaluating other capital raising alternatives, including additional debt, the sale of operating assets or divisions, and other alternatives. In this regard, on April 7, 2000, the Company signed a term sheet which outlines the following transaction. The Company would acquire the common stock of another seismic related company in return for the issuance of shares of common stock of the Company and the issuance of a new junior convertible preferred stock. Contemporaneously therewith, the Company would receive a substantial amount of cash from new investors through the issuance of additional shares of its senior convertible preferred stock. The Company's $7.5 million of outstanding subordinated debt would be converted to shares of the newly issued junior convertible preferred stock. The final terms, including the number of common and preferred shares to be issued, the terms of the preferred stock including conversion features, and the amount of cash to be received, are subject to the completion of negotiations between the parties to the term sheet, the new investors, and the Company's secured lenders. In addition, final completion of this transaction will be subject to Board of Directors and shareholder approval. The Company expects to restructure all or substantially all of its remaining existing indebtedness in connection with this transaction. Management believes the Company will be able to successfully complete these negotiations or obtain appropriate financing for its operations. However, there can be no assurances that the Company can complete these negotiations or obtain appropriate financing for its operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2.  EARNINGS PER SHARE
         ------------------

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

The Company had 19,098 and 1,429,650 options outstanding in the quarters ended March 31, 1999 and 2000, respectively, that were excluded from the calculation of diluted EPS as antidilutive considering the net loss. In addition, warrants to purchase up to 1,937,500 shares of common stock were also excluded for the quarter ended March 31, 2000.

NOTE 3.  LONG-TERM DEBT
         --------------

The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended March 31, 2000, currently provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements and a $2.9 million note used to finance capital expenditures and acquisitions. The loans bear interest at prime plus 3% and have a final maturity of May 15, 2000. As of March 31, 2000, the Company had approximately $13.3 million outstanding under the Hibernia Facility. On May 11, 2000, Hibernia indicated its willingness to extend the maturity until May 22, 2000 in order to continue the negotiations of a forbearance agreement with the Company.

At March 31, 2000, the Company also has approximately $2.9 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of two asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $2.3 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. The remaining portion of the CIT Loans bear interest at LIBOR plus 3.0% and matures in September 2000. These loans are collateralized by various seismic drilling units, support equipment and aircraft.

See Note 1 for discussion of the Company's compliance with certain loan covenants under these agreements.

In the year ended December 31, 1999, the Company privately placed a total of $7.5 million in subordinated debentures with an affiliate of the Company. Notes with a principal of $5.0 million bear interest at 12% per annum and mature on March 1, 2004. An additional $2.5 million of notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate increased by 0.5% per month not to exceed 20% per annum. This portion of the notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of $5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and 37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The warrants for the remaining 337,500 shares vest immediately and expire on March 1, 2005. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including the coupon and the amortization of the fair value of the warrants, is approximately 19%. The amount of the three notes included in subordinated debt in the Company's balance sheet at March 31, 2000 is $7.2 million.

NOTE 4. PREFERRED STOCK SUBSCRIPTION
        ----------------------------

In December 1999, February and April 2000, the Company received from an affiliate of the Company $1,000,000, $500,000, and $350,000, respectively, pursuant to three preferred stock subscription agreements for an aggregate of

1,850 shares of preferred stock. The preferred stock, which was issued on April 26, 2000, has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock. The Company issued an additional 300 shares of the preferred stock to the affiliate in May 2000 for $300,000. The funds were used for debt service and to fund operations.

NOTE 5.  COMPREHENSIVE INCOME
         --------------------

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                            Three months ended March 31,
                                               2000             1999
                                               ----             ----
Net Income (Loss)                          $   (2,866)      $   (1,225)
Other Comprehensive Income:
Foreign currency translation adjustments           (5)              16
                                           ----------       ----------
Comprehensive Income (Loss)                $   (2,872)      $   (1,209)
                                           ==========       ==========


NOTE 6.  SEGMENT INFORMATION
         -------------------

The following shows industry segment information for its two operating segments, Drilling and Survey, for the three month periods ended March 31, 2000 and 1999:

                           Three months ended March 31,
                               2000        1999
                               ----        ----
Operating revenues:(1)(2)
Drilling                   $      2,973 $     6,152
Survey                            1,230       1,296
                           ------------ -----------
Total                      $      4,203 $     7,448
                           ============ ===========

1) Net of inter-segment revenues of $0.2 million for the three month period ended March 31, 1999.

(2) Includes $0.6 million of integrated services in South America for the three month period ended March 31, 1999.


                                    Three months ended March 31,
                                        2000            1999
                                        ----            ----
Gross profit (loss):
 Drilling                            $      (549)   $      1,068
 Survey                                      (38)            (27)
 Other                                      (127)            (33)
                                     -----------    ------------
Total                                $      (714)   $      1,008

General and administrative expenses        1,435           2,265
Other expense, net                           723             461
                                     -----------    ------------
Income (loss) before taxes           $    (2,872)   $     (1,718)
                                     ===========    ============


Identifiable Assets:

Drilling                             $    29,121    $     35,401
Survey                                     5,883           5,481
Other                                     10,985          19,339
                                     -----------    ------------
Total                                $    45,989    $     60,221
                                     ===========    ============
Capital Expenditures:
Drilling                             $       ---    $        770
Survey                                       ---              18
Other                                        ---             120
                                     -----------    ------------
Total                                $       ---    $        969
                                     ===========    ============

NOTE 7.  RECENT PRONOUNCEMENTS
         ---------------------

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

NOTE 8.  CONCENTRATION OF CREDIT RISK
         ----------------------------

The Company's accounts receivable includes unsecured amounts of approximately $3.0 million from two customers who have recently filed for Chapter 11 bankruptcy. The Company currently has specific reserves totaling approximately $3.0 million related to those receivables.

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

     This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

     DEMAND. Demand for the Company's services is principally impacted by conditions affecting geophysical companies engaged in the acquisition o 3-D seismic data. The level of activity among geophysical companies is primarily influenced by the level of capital expenditures by oil and gas companies for seismic data acquisition activities. A number of factors affect the decision of oil and gas companies to pursue the acquisition of seismic data, including (i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies' interest in obtaining the information is also a factor as some geophysical companies will acquire seismic data on a speculative basis.

     Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool resulted in significantly increased seismic activity throughout the Transition Zone. Due to this increased demand, the Company significantly increased its capacity, primarily through acquisitions, as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services and adversely affected results of operations. For the three months ended March 31, 1999 and 2000, the Company's operating revenues and loss from continuing operations were $7.5 million and $1.1 million, and $4.2 million and $2.9 million, respectively.

   The Company curtailed its expansion strategy in the last half of 1998 in response to industry conditions and the short-term outlook. Management is continuing its efforts to adjust its operations to current market conditions by downsizing its operations. During 1999, the Company requested and received from its primary secured creditors reductions in principal payments and extension of maturities, initially until March 31, 2000 and subsequently until May 15, 2000. In addition, as of March 31, 2000 and December 31, 1999, the Company was not in compliance with certain financial covenants of the Company's long-term debt agreements. The Company obtained waivers through May 15, 2000. Management is continuing to explore opportunities for restructuring its indebtedness and alternative financing and capital opportunities.

     SEASONALITY AND WEATHER RISKS. Results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average, fewer hours are worked per day, and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours.

RESULTS OF OPERATIONS                                  THREE MONTHS ENDED MARCH 31,
                                                               2000     1999
                                                               ----     ----
Operating revenue ......................................    $  4,203 $  7,448
Operating expense ......................................       4,917    6,440
                                                            -------- --------
Gross profit ...........................................        (714)   1,008
General and administrative expenses ....................       1,435    2,265
                                                            -------- --------
Operating income (loss) ................................      (2,149)  (1,257)
Interest expense .......................................         687      490
Other income (expense) .................................         (36)      29
                                                            -------- --------
Income (loss) before income taxes ......................      (2,872)  (1,718)
Income tax expense (benefit) ...........................         ---     (613)
                                                            -------- --------
Net income (loss), including minority interest .........      (2,872)  (1,105)
Minority interest ......................................          (5)     (35)
                                                            -------- --------
Income (loss) from continuing operations ...............      (2,866)  (1,070)
Income (loss) from discontinued operations .............         ---     (155)
                                                            -------- --------
Net income (loss) ......................................    $ (2,866)$ (1,225)
                                                            ======== ========

       THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS
                        ENDED MARCH 31, 1999

     Operating revenues decreased 43%, or $3.2 million, from $7.4 million for the three months ended March 31, 1999 to $4.2 million for the three months ended March 31, 2000. As a result of the decline in seismic activity, drilling revenues decreased $3.4 million to $3.0 million for the three months ended March 31, 2000. Survey revenues increased 71% from the three months ended March 31, 1999 to $1.2 million for the three months ended March 31, 2000. The Company's South American joint venture had revenues of $0.6 million for the three months ended March 31, 1999; there were no similar revenues for the three months ended March 31, 2000.

     Operating expenses decreased 23%, or $1.5 million, from $6.4 million for the three months ended March 31, 1999 to $4.9 million for the three months ended March 31, 2000. Declines in payroll costs accounted for 53% of this decrease as operating payroll expense decreased from $3.2 million to $2.4 million for the quarters ended March 31, 1999 and 2000, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 181 for the three months ended March 31, 2000 compared to 204 for the three months ended March 31, 1999. Also as a result of the lower activity levels in the first quarter of 2000 as compared to the first quarter of 1999, explosives and fuel costs, repairs and maintenance expenses, rentals and leases, and insurance expenses decreased $0.6 million from $1.8 million to $1.2 million for the three months ended March 31, 1999 and 2000, respectively.

     Gross profit margins were 14% and (17)% for the three months ended March 31, 1999 and 2000, respectively. The variance is attributable to substantially lower domestic revenues relative to the fixed costs of the Company's Drilling segment, as well as limited activity from the Company's South American operations.

     General and administrative expenses decreased $0.9 million from $2.3 million for the three months ended March 31, 1999 to $1.4 million for the three months ended March 31, 2000, a 37% decrease. Payroll costs decreased $0.5 million from $1.2 million for the first quarter of 1999 to $0.7 million for the first quarter of 2000. These decreases are due primarily to lower personnel levels as the average number of administrative employees declined to 32 for the three months ended March 31, 2000, from 77 for the three months ended March 31, 1999. Travel and entertainment, rentals and leases, and office and supplies expenses decreased $0.3 million, from $0.4 million for the three months ended March 31, 1999 to $0.1 million for the three months ended March 31, 2000, due to the decreased activity levels.

     Interest expense increased $0.2 million from $0.5 million for the three month period ended March 31, 1999 to $0.7 million for the three month period ended March 31, 2000, due to higher average levels of debt outstanding during the periods, as well as increased interest rates charged by the Company's primary lender.

     Due to the loss for the period ended March 31, 1999, the Company recorded an income tax benefit of $0.6 million. The Company continued to record a valuation allowance during the period ended March 31, 2000 against the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that raises substantial doubt about its ability to continue as a going concern. The terms of the Company's credit facilities with Hibernia National Bank (the "Hibernia Facility") and the CIT Group ("CIT") contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes, contains cross-default provisions for these covenants. At March 31, 2000, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from Hibernia and CIT via amendments/waivers which waived financial covenant violations through May, 15, 2000 and extended maturities through May 15, 2000. The Company does not have sufficient resources available to make the required payments on May 15, 2000 should its creditors require the Company to repay the amounts due upon maturity.

     The Company is attempting to refinance its current credit agreements through a combination of new agreements with its current creditors or other parties, which appropriately matches principal amortization with the cash flow capabilities of the assets pledged. In addition to attempting to refinance the outstanding amounts due, the Company is evaluating other capital raising alternatives, including additional debt, the sale of operating assets or divisions, and other alternatives. In this regard, on April 7, 2000, the Company reached an agreement in principle on a term sheet which outlines the following transaction. The Company would acquire the common stock of another seismic related company in return for the issuance of shares of common stock of the Company and the issuance of a new junior convertible preferred stock. Contemporaneously therewith, the Company would receive a substantial amount of cash from new investors through the issuance of additional shares of its senior convertible preferred stock. The Company's $7.5 million of outstanding subordinated debt would be converted to shares of the newly issued junior convertible preferred stock. The final terms, including the number of common and preferred shares to be issued, the terms of the preferred stock including conversion futures, and the amount of cash to be received, are subject to the completion of negotiations between the parties to the term sheet, the new investors and the Company's secured lenders. In addition, final completion of this transaction will be subject to Board of Directors and shareholder approval. The Company expects to restructure all or substantially all of its remaining existing indebtedness in connection with this transaction. Management believes the Company will be able to successfully complete these negotiations or obtain appropriate financing for its operations. However, there can be no assurances that the Company can complete these negotiations or obtain appropriate financing for its operations.

     At March 31, 2000, the Company had approximately zero cash balance compared to approximately $0.1 million at December 31, 1999. The Company had a $(11.0) million working capital deficit at March 31, 2000, compared to $(9.8) million at December 31, 1999 due primarily to the Company's secured debt being classified as a current liability. The decrease in working capital is due to decreases in accounts receivable, prepaid expenses and net assets of discontinued operations.

     The Company's primary credit facility is the Hibernia Facility. The Hibernia Facility, which was amended March 31, 2000, currently provides the Company with a $6.1 million term loan, a $6.0 million revolving line of credit to finance working capital requirements and a $2.9 million note used to finance capital expenditures and acquisitions. The loans bear interest at prime plus 3% and have a final maturity of May 15, 2000. As of March 31, 2000, the Company had approximately $13.3 million outstanding under the Hibernia Facility. On May 11, 2000, Hibernia indicated its willingness to extend the maturity until May 22, 2000 in order to continue the negotiations of a forbearance agreement with the Company.

     At March 31, 2000, the Company also has approximately $2.9 million in outstanding debt pursuant to agreements with CIT, consisting of two asset-based financing loans. Of the principal outstanding under the CIT Loans, approximately $2.3 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. The remaining portion of the CIT Loans bear interest at LIBOR plus 3.0% and mature in September 2000. These loans are collateralized by various seismic drilling units, support equipment and aircraft.

     In the year ended December 31, 1999, the Company privately placed a total of $7.5 million in subordinated debentures with an affiliate of the Company. Notes with a principal of $5.0 million bear interest at 12% per annum and mature on March 1, 2004. An additional $2.5 million of notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate increased by 0.5% per month not to exceed 20% per annum. This portion of the notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of$5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and 37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The warrants for the remaining 337,500 shares vest immediately and expire on March 1, 2005. The proceeds of all of these notes were used for current working capital purposes. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including the coupon and the amortization of the fair value of the warrants, is approximately 19%. The amount of the three notes included in subordinated debt is $7.2 million.

     In December 1999, February 2000 and April 2000, the Company received from an affiliate of the Company $1,000,000, $500,000 and $350,000, respectively, pursuant to three preferred stock subscription agreements for an aggregate of 1,850 shares of preferred stock. The preferred stock, which was issued on April 26, 2000, has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock. The Company issued an additional 300 shares of the preferred stock to the affiliate in May 2000 for $300,000. The funds were used for debt service and to fund operations.

     The Company currently expects minimal capital expenditures for the remainder of 2000.

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

FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains certain "forward-looking statements" within in the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting the Company's operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environment damage; the effect on the Company's performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico; and the Company's dependence on certain customers. These and other uncertainties related to the Company's business are described in detail in the Company's other public filings. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OMNI ENERGY SERVICES CORP.



Dated:   May 15, 2000                /S/  John H. Untereker
                                   ---------------------------------------
                                             John H. Untereker
                                    President and Chief Executive Officer


         May 15, 2000                    /S/  Peter H. Nielsen
                                   ---------------------------------------
                                              Peter H. Nielsen
                                         Executive Vice President,
                                    Chief Financial Officer and Treasurer

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