Form 10-Q
period 2000-06-30
OMNI ENERGY SERVICES CORP
filed 2000-08-14
CIK 1046212

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the Quarterly period ended June 30, 2000

                                    or

       ____   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the transition period _______ to _______


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As   of   July   24,   2000   there   were   16,008,755   shares   of   the
Registrant's   common   stock,  $0.01  par  value  per  share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 2000 AND DECEMBER 31, 1999
               (Thousands of dollars except per share data)

ASSETS                                                  June 30,    December 31,
                                                          2000          1999
                                                      ------------  ------------
                                                       (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                          $        271  $        104
   Accounts receivable, net                                  2,798         3,011
   Parts and supplies inventory                              2,315         2,438
   Prepaid expenses and other                                1,574         2,601
   Net assets of discontinued operations                       829         1,160
                                                      ------------  ------------
     Total current assets                                    7,787         9,314
                                                      ------------  ------------

PROPERTY AND EQUIPMENT:
   Land                                                      1,209         1,209
   Buildings and improvements                                4,992         5,047
   Drilling, field and support equipment                    27,645        27,776
   Shop equipment                                              680           698
   Office equipment                                          1,748         1,748
   Vehicles                                                  2,361         2,404
                                                      ------------  ------------
                                                            38,635        38,882
   Less:  accumulated depreciation                          10,052         8,277
                                                      ------------  ------------
     Total property and equipment                           28,583        30,605
                                                      ------------  ------------

OTHER ASSETS:
   Goodwill, net                                             7,630         7,853
   Other                                                       419           342
                                                      ------------  ------------
     Total other assets                                      8,049         8,195
                                                      ------------  ------------
     Total assets                                     $     44,419  $     48,114
                                                      ============  ============




       The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 2000 AND DECEMBER 31, 1999
               (Thousands of dollars except per share data)


LIABILITIES AND EQUITY                                  June 30,    December 31,
                                                          2000          1999
                                                      ------------  ------------
                                                       (unaudited)

CURRENT LIABILITIES:
   Current maturities of long-term debt               $     11,453  $     11,758
   Line of credit                                            3,089         1,949
   Accounts payable                                          3,771         3,326
   Accrued expenses                                          1,634         2,076
                                                      ------------  ------------
     Total current liabilities                              19,947        19,109
                                                      ------------  ------------

LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                     401         1,186
   Subordinated debt                                         8,186         7,185
                                                      ------------  ------------
     Total long-term liabilities                             7,987         8,371
                                                      ------------  ------------

TOTAL LIABILITIES                                           27,933        27,480
                                                      ------------  ------------

MINORITY INTEREST                                              228           238
                                                      ------------  ------------

EQUITY:
   Common Stock, $.01 par value, 45,000,000
     shares authorized; 16,008,755 issued and
     outstanding                                               160           160
   Preferred Stock, 2,150 shares issued and
     oustanding                                              2,150         1,000
   Additional paid-in capital                               47,597        47,597
   Accumulated deficit                                     (34,220)      (28,348)
   Cumulative translation adjustment                           (29)          (13)
                                                      ------------  ------------
     Total equity                                           16,258        20,396
                                                      ------------  ------------
     Total liabilities and equity                     $     44,419  $     48,114
                                                      ============  ============




      The  accompanying  notes  are an integral  part  of  these  condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)




                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS  ENDED JUNE 30,
                                           -------------------------------      -------------------------------
                                               2000               1999              2000               1999
                                           ------------       ------------      ------------       ------------
                                                     (Unaudited)                          (Unaudited)
Operating revenue                          $      1,440       $      7,054      $      5,643       $     14,503
Operating expenses                                2,628              8,586             7,546             15,025
                                           ------------       ------------      ------------       ------------
   Gross profit (loss)                           (1,188)            (1,532)           (1,903)              (522)

General and administrative expenses               1,100              2,627             2,533              4,894
                                           ------------       ------------      ------------       ------------
   Operating income (loss)                       (2,288)            (4,159)           (4,436)            (5,416)

Interest expense                                    727                790             1,414              1,280
Other income (expense)                                6                 59               (30)                88
                                           ------------       ------------      ------------       ------------
                                                    721                731             1,444              1,192
                                           ------------       ------------      ------------       ------------
   Income (loss) before taxes                    (3,009)            (4,890)           (5,880)            (6,608)

Income tax expense (benefit)                        ---               (960)              ---             (1,627)
                                           ------------       ------------      ------------       ------------
Net income (loss), before
    minority interest                            (3,009)            (3,930)           (5,880)            (4,981)
Loss of minority interest                            (5)              (308)              (10)              (343)
                                           ------------       ------------      ------------       ------------
Loss from continuing operations                  (3,004)            (3,622)           (5,870)            (4,638)
Loss from discontinued operations                   ---               (701)              ---               (910)
                                           ------------       ------------      ------------       ------------
Net loss                                   $     (3,004)      $     (4,323)     $     (5,870)      $     (5,548)
                                           ============       ============      ============       ============

Net loss per share:
   Continuing operations                   $      (0.19)      $      (0.23)     $      (0.37)      $      (0.30)
   Discontinued operations                          ---              (0.04)              ---              (0.05)
                                           ------------       ------------      ------------       ------------
                                           $      (0.19)      $      (0.27)     $      (0.37)      $      (0.35)

Weighted average shares outstanding:
   Diluted                                       16,009             15,962            16,009             15,960




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        OMNI ENERGY SERVICES CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                          (THOUSANDS OF DOLLARS)

                                                        SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------
                                                          2000             1999
                                                      ------------     ------------
                                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                             $     (5,870)    $     (5,548)
 Adjustments to reconcile net income to net cash
 provided by used in operating  activities-
 Depreciation                                                1,817            2,315
 Amortization                                                  264              443
 Loss on fixed asset disposition                                34              ---
 Deferred compensation                                         ---               48
 Provision for bad debts                                       ---               70
 Interest expense on detachable warrants                       ---               51
 Minority interest                                             (10)            (343)
Changes in operating assets and liabilities-
 Decrease (increase) in assets-
   Receivables-
    Trade                                                      220             (188)
    Other                                                      (23)           1,261
   Inventory                                                   124               78
   Prepaid expenses                                          1,358              700
   Other                                                      (122)             182
 Increase (decrease) in liabilities-
   Accounts payable and accrued expenses                         3           (1,973)
                                                      ------------     ------------
    Net cash used in operating activities                   (2,205)          (2,904)
                                                      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposal of fixed assets                        171            8,917
 Purchase of fixed assets                                      ---           (1,330)
                                                      ------------     ------------
    Net cash provided by (used in) investing
    activities                                                 171            7,587
                                                      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Subordinated debt                                           1,000            3,000
 Proceeds from issuance of preferred stock                   1,150              ---
 Principal payments on long-term debt                       (1,089)         (10,768)
 Net borrowings (payments) on line of credit                 1,140             (157)
                                                      ------------     ------------
   Net cash provided by  financing activities                2,201           (7,925)
                                                      ------------     ------------

 Effect of exchange rate changes in cash                       ---                6

NET INCREASE (DECREASE) IN CASH                                167           (3,236)
CASH, at beginning of period                                   104            3,333
                                                      ------------     ------------
CASH, at end of period                                $        271     $         97
                                                      ============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID FOR INTEREST                                $        930     $        715
                                                      ============     ============
CASH PAID FOR TAXES                                   $        ---     $        ---
                                                      ============     ============

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

The Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that raises substantial doubt about its ability to continue as a going concern. The terms of the Company's primary secured credit (see Note 3) agreements contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes (see Note 3), contains cross-default provisions for these covenants. At December 31, 1999 and June 30, 2000, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from the creditors via amendments to the loan agreements which waived financial covenant violations through September 30, 2000. In addition, approximately $13 million will be due in September 2000. The Company does not have sufficient resources available to make the required payments in September 2000 should the creditors require the Company to repay the amounts due.

The Company is attempting to refinance its current credit agreements through a combination of new agreements with its current creditors or other parties, which appropriately matches principal amortization with the cash flow capabilities of the assets pledged. In addition to attempting to refinance the outstanding amounts due, the Company is evaluating other capital raising alternatives, including issuing additional equity capital and the sale of operating assets or divisions. In this regard, during the second quarter of 2000, the Company's discussions with a seismic company regarding a possible merger transaction were discontinued due to an inability of the parties to reach an agreement on the terms, and the Company has retained Raymond James & Associates to assist in raising additional equity capital for the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2.  EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock

The Company had 1,733,397 and 957,067 options outstanding in the quarters ended June 30, 1999 and 2000, respectively, that were excluded from the calculation of diluted EPS because of the antidilutive impact. On the same basis, warrants to purchase 1,937,500 and 2,337,500 shares of common stock were also excluded for the three months and six months ended June 30, 2000.

NOTE 3.  LONG-TERM DEBT

The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended June 12, 2000, currently provides the Company with a $8.5 million term loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 3% and have a final maturity of September 30, 2000. As of June 30, 2000, the Company had approximately $13 million outstanding under the Hibernia Facility.

At June 30, 2000, the Company also had approximately $2.9 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of two asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $2.3 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. The remaining portion of the CIT Loans bear interest at LIBOR plus 3.0% and matures in September 2000. These loans are collateralized by various seismic drilling units, support equipment and aircraft.

See Note 1 for a discussion of the Company's compliance with certain loan covenants under these agreements.

In the year ended December 31, 1999, the Company privately placed a total of $7.5 million in subordinated debentures with an affiliate of the Company. Notes with a principal of $5.0 million bear interest at 12% per annum and mature on March 1, 2004. An additional $2.5 million of notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This portion of the notes matures on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of $5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and 37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The warrants for the remaining 337,500 shares vest immediately and expire on March 1, 2005. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including the coupon and the amortization of the fair value of the warrants, is approximately 19%. In May and June 2000 the Company privately placed an additional $0.4 million and $0.6 million, respectively, in subordinated debentures with an affiliate of the Company. The notes bear interest at 12.5% per annum through June 30, 2000, at which time the rate increases by 0.5% per month not to exceed 20% per annum. The notes mature on June 1, 2005 and July 1, 2005, respectively, with interest payable July 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price of $1.50, which vest immediately and expire on July 1, 2005. The amount of the notes included in subordinated debt in the accompanying balance sheet at June 30, 2000 is $8.2 million.

In July 2000 the Company privately placed approximately $0.3 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 333,333 shares of the Company's common stock at an exercise price of  $0.75.  The  warrants  vest  immediately  and expire on August 1, 2005.
In addition, in July 2000 the Company entered into a series of transactions with an affiliate that enabled the Company to factor, with recourse to the Company, substantially all of the trade receivables of a major customer totaling approximately $1.0 million, which had become ineligible under the terms of the Company's revolving credit facility with Hibernia National Bank. These transactions included the forgiveness of $1.0 million in principal on the oldest subordinated debt owed by the Company to the affiliate in exchange for the Company transferring ownership rights and title to the affiliate of approximately $1.0 million in trade receivables of the major customer. Contemporaneously therewith, the Company placed $1.0 million in new subordinated debt with the affiliate. The Company incurred a fixed interest rate charge of 1.5% on the $1.0 million in principal advanced against the trade receivables transferred and will incur interest at the prime rate of interest plus two percentage points on the balance outstanding until such time as the trade receivables have been fully paid by the major customer. The Company has guaranteed repayment of the trade receivables and expects that the trade receivables will be fully collected by the end of October 2000. The subordinated note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on August 1, 2005.


NOTE 4. PREFERRED STOCK SUBSCRIPTION

In December 1999 and February and April 2000, the Company received from an affiliate of the Company $1,000,000, $500,000, and $350,000, respectively, pursuant to preferred stock subscription agreements for an aggregate of 1,850 shares of preferred stock that was issued on April 26, 2000. The Company issued an additional 300 shares of the preferred stock to the affiliate in May 2000 for $300,000. The funds were used for debt service and to fund operations. The preferred stock has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock.


NOTE 5.  COMPREHENSIVE INCOME

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS  ENDED JUNE 30,
                                           -------------------------------      -------------------------------
                                               2000               1999              2000               1999
                                           ------------       ------------      ------------       ------------
Net Income (Loss)                          $     (3,004)      $     (4,323)     $     (5,870)      $     (5,548)
Other Comprehensive Income:
Foreign currency translation adjustments            (18)                23               (18)                39
                                           ------------       ------------      ------------       ------------
Comprehensive Income (Loss)                $     (3,022)      $     (4,300)     $     (5,888)      $     (5,509)
                                           ============       ============      ============       ============


NOTE 6.  SEGMENT INFORMATION

The following shows industry segment information for its two operating segments, Drilling and Survey, for the three and six month periods ended June 30, 2000 and 1999:

                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS  ENDED JUNE 30,
                                           -------------------------------      -------------------------------
                                               2000               1999              2000               1999
                                           ------------       ------------      ------------       ------------
Operating revenues: (1)(2)
Drilling                                   $      1,432       $      5,075      $      4,405       $     11,233
Survey                                                8              1,979             1,238              3,274
                                           ------------       ------------      ------------       ------------
Total                                      $      1,440       $      7,054      $      5,643       $     14,507
                                           ============       ============      ============       ============

________________________

(1) Net of inter-segment revenues of $0.2 million for the three month period ended June 30, 1999 and $0.3 for the six month period ended June 30, 1999.

(2) Includes $1.8 and $2.4 million of integrated services in South America for the three and six month periods ended June 30, 1999, respectively.

                              ---------------------

                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS  ENDED JUNE 30,
                                           -------------------------------      -------------------------------
                                               2000               1999              2000               1999
                                           ------------       ------------      ------------       ------------
Gross profit (loss):
Drilling                                   $       (913)      $       (564)     $     (1,462)      $        739
Survey                                             (184)              (850)             (222)              (982)
Other                                               (91)              (118)             (219)              (280)
                                           ------------       ------------      ------------       ------------
Total                                      $     (1,188)      $     (1,532)     $     (1,903)      $       (523)

General and administrative expenses               1,100              2,627             2,533              4,893
Other expense, net                                  716                731             1,434                849
                                           ------------       ------------      ------------       ------------
Income (loss) before taxes                 $     (3,004)      $     (4,890)     $     (5,870)      $     (6,265)
                                           ============       ============      ============       ============

Identifiable Assets:
Drilling                                   $     28,018       $     32,561
Survey                                            5,296              5,495
Other                                            11,105             18,343
                                           ------------       ------------
Total                                      $     44,419       $     56,399
                                           ============       ============

Capital Expenditures:
Drilling                                   $        ---       $         22      $        ---       $        792
Survey                                              ---                  5               ---                 23
Other                                               ---                311               ---                431
                                           ------------       ------------      ------------       ------------
Total                                      $        ---       $        338      $        ---       $      1,246
                                           ============       ============      ============       ============



NOTE 7.  RECENT PRONOUNCEMENTS

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

NOTE 8.  CONCENTRATION OF CREDIT RISK

The Company's accounts receivable includes unsecured amounts of approximately $3.0 million from two customers who have recently filed for Chapter 11 bankruptcy. The Company currently has specific reserves totaling approximately $3.0 million related to those receivables. The receivable and the reserve offset each other in the net accounts receivable number presented on the balance sheet.

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

     Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool resulted in significantly increased seismic activity throughout the Transition Zone. Due to this increased demand, the Company significantly increased its capacity, primarily through acquisition, as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services and adversely affected results of operations. For the three months ended June 30, 1999 and 2000, the Company's operating revenues and loss from continuing operations were $7.1 million and $1.4 million, and $4.9 million and $3.0 million, respectively.

     The Company curtailed its expansion strategy in the last half of 1998 in response to industry conditions and the short-term outlook. Management is continuing its efforts to adjust to current market conditions by downsizing its operations. In November 1999, the Company adopted a plan to dispose of its aviation division; the Company is continuing to pursue this disposition. During 1999, the Company requested and received from its primary secured creditors reductions in principal payments and extension of maturities, initially until March 31, 2000 and subsequently until September 30, 2000. In addition, as of June 30, 2000 and December 31, 1999, the Company was not in compliance with certain financial covenants of the Company's long-term debt agreements. The Company obtained waivers of these covenant violations through September 30, 2000. Management is continuing to explore opportunities for restructuring its indebtedness and alternative financing and capital opportunities.

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


RESULTS OF OPERATIONS                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS  ENDED JUNE 30,
                                           -------------------------------      -------------------------------
                                               2000               1999              2000               1999
                                           ------------       ------------      ------------       ------------
Operating revenue                          $      1,440       $      7,054      $      5,643       $     14,503
Operating expense                                 2,628              8,586             7,546             15,025
                                           ------------       ------------      ------------       ------------
Gross profit                                     (1,188)            (1,532)           (1,903)              (522)
General and administrative expenses               1,100              2,627             2,533              4,894
                                           ------------       ------------      ------------       ------------
Operating loss                                   (2,288)            (4,159)           (4,436)            (5,416)
Interest expense                                    727                790             1,414              1,280
Other income (expense)                                6                 59               (30)                88
                                           ------------       ------------      ------------       ------------
Loss before income taxes                         (3,009)            (4,890)           (5,880)            (6,608)
Income tax benefit                                  ---               (960)              ---             (1,627)
                                           ------------       ------------      ------------       ------------
Net loss, including minority interest            (3,009)            (3,930)           (5,880)            (4,981)
Minority interest                                    (5)              (308)              (10)              (343)
                                           ------------       ------------      ------------       ------------
Loss from continuing operations                  (3,004)            (3,622)           (5,870)            (4,638)
Loss from discontinued operations                   ---               (701)              ---               (910)
                                           ------------       ------------      ------------       ------------
Net loss                                   $     (3,004)      $     (4,323)     $     (5,870)      $     (5,548)
                                           ------------       ------------      ------------       ------------

THREE MONTHS ENDED JUNE 30, 2000  COMPARED  TO  THREE MONTHS ENDED JUNE 30,
1999

     Operating revenues decreased 81%, or $5.6 million, from $7.1 million for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000. As a result of the decline in seismic activity, drilling revenues decreased $3.7 million to $1.4 million for the three months ended June 30, 2000; likewise, survey revenues decreased 100% from the three months ended June 30, 1999 to $0 million for the three months ended June 30, 2000.

     Operating expenses decreased 70%, or $6.0 million, from $8.6 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. Declines in payroll costs accounted for 70% of this decrease as operating payroll expense decreased from $5.2 million to $1.0 million for the quarters ended June 30, 1999 and 2000, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 97 for the three months ended June 30, 2000 compared to 201 for the three months ended June 30, 1999. Also as a result of the lower activity levels in the second quarter of 2000 as compared to the second quarter of 1999, explosives and supplies, and repairs and maintenance expenses decreased $0.5 million each from $0.6 million to $0.1 million each for the three months ended June 30, 1999 and 2000, respectively.

     Gross profit margins were (22)% and (86)% for the three months ended June 30, 1999 and 2000, respectively. The variance is attributable to substantially lower domestic revenues relative to the fixed costs of the Company's Drilling segment, as well as limited activity from the Company's South American operations.

     General and administrative expenses decreased $1.5 million from $2.6 million for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000, a 58% decrease. Payroll costs decreased $1.0 million from $1.4 million for the second quarter of 1999 to $0.4 million for the second quarter of 2000. These decreases are due primarily to lower personnel levels as the average number of administrative employees declined to 28 for the three months ended June 30, 2000, from 74 for the three months ended June 30, 1999. Travel and entertainment, and communications and utilities expenses decreased $0.1 million each, from $0.2 million for the three months ended June 30, 1999 to $0.1 million each for the three months ended June 30, 2000, due to the decreased activity levels.

     Interest expense decreased $0.1 million from $0.8 million for the three month period ended June 30, 1999 to $0.7 million for the three month period ended June 30, 2000, due to lower average levels of debt outstanding during the periods.

     Due to the loss for the period ended June 30, 1999, the Company recorded an income tax benefit of $1.0 million. The Company continued to record a valuation allowance during the period ended June 30, 2000 against the Company's net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Operating revenues decreased 62%, or $8.9 million, from $14.5 million for the six months ended June 30, 1999 to $5.6 million for the six months ended June 30, 2000. As a result of the decline in seismic activity, drilling and survey revenues decreased $6.3 million to $4.4 million and $0.5 million to $1.2 million, respectively, for the six months ended June 30, 2000. The Company's South American joint venture had revenues of $2.4 million for the six months ended June 30, 1999; there were no similar revenues for the six months ended June 30, 2000.

     Operating expenses decreased 50%, or $7.5 million, from $15.0 million for the six months ended June 30, 1999 to $7.5 million for the three months ended June 30, 2000. Declines in payroll costs accounted for 67% of this decrease as operating payroll expense decreased from $8.4 million to $3.4 million for the six months ended June 30, 1999 and 2000, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 139 for the six months ended June 30, 2000 compared to 203 for the six months ended June 30, 1999. Also as a result of the lower activity levels in the first half of 2000 as compared to the first half of 1999, explosives and fuel costs, repairs and maintenance expenses, rentals and leases, and insurance expenses decreased $1.8 million from $3.5 million to $1.7 million for the six months ended June 30, 1999 and 2000, respectively.

     Gross profit margins were (4)% and (34)% for the six months ended June 30, 1999 and 2000, respectively. The variance is primarily attributable to substantially lower domestic revenues relative to the fixed costs of the Company's Drilling segment.

     General and administrative expenses decreased $2.4 million from $4.9 million for the six months ended June 30, 1999 to $2.5 million for the six months ended June 30, 2000, a 49% decrease. Payroll costs decreased $1.4 million from $2.5 million for the first half of 1999 to $1.1 million for the first half of 2000. These decreases are due primarily to lower personnel levels as the average number of administrative employees declined to 30 for the six months ended June 30, 2000, from 76 for the six months ended June 30, 1999. Travel and entertainment, rentals and leases, and communications and utilities expenses decreased $0.2 million each, from $0.3 million each for the six months ended June 30, 1999 to $0.1 million each for the six months ended June 30, 2000, due to the decreased activity levels.

     Interest expense increased $0.1 million from $1.3 million for the six month period ended June 30, 1999 to $1.4 million for the six month period ended June 30, 2000, due to increased interest rates charged by the Company's primary lender.

     Due to the loss for the six month period ended June 30, 1999, the Company recorded an income tax benefit of $1.6 million. The Company continued to record a valuation allowance during the six month period ended June 30, 2000 against the Company's net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that raises substantial doubt about its ability to continue as a going concern. The terms of the Company's credit facilities with Hibernia National Bank (the "Hibernia Facility") and the CIT Group ("CIT") contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes, contains cross-default provisions for these covenants. At June 30, 2000, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from Hibernia and CIT via amendments to the loan agreements which waived financial covenant violations through September 30, 2000 and extended maturities through September 30, 2000. The Company does not have sufficient resources available to make the required payments in September 2000 should its creditors require the Company to repay the amounts due upon maturity.

     The Company is attempting to refinance its current credit agreements through a combination of new agreements with its current creditors or other parties, which appropriately matches principal amortization with the cash flow capabilities of the assets pledged. In addition to attempting to refinance the outstanding amounts due, the Company is evaluating other capital raising alternatives, including issuing additional equity capital and the sale of operating assets or divisions. In this regard, during the second quarter of 2000, the Company's discussions with a seismic company regarding a possible merger transaction were discontinued due to an inability of the parties to reach an agreement on the terms, and the Company has retained Raymond James & Associates to assist in raising additional equity capital for the Company.

     At June 30, 2000, the Company had approximately $0.3 million cash balance compared to approximately $0.1 million at December 31, 1999. The Company had a $(12.2) million working capital deficit at June 30, 2000, compared to $(9.8) million at December 31, 1999. The decrease in working capital is also due to decreases in accounts receivable, prepaid expenses and net assets of discontinued operations.

     The Company's primary credit facility is the Hibernia Facility. The Hibernia Facility, which was amended in June 2000, currently provides the Company with a $8.5 million term loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 3% and have a final maturity of September 30, 2000. As of June 30, 2000, the Company had approximately $13.0 million outstanding under the Hibernia Facility.

     At June 30, 2000, the Company also has approximately $2.9 million in outstanding debt pursuant to agreements with CIT, consisting of two asset-based financing loans. Of the principal outstanding under the CIT Loans, approximately $2.3 million bears interest at LIBOR plus 3.75% and matures on July 19, 2001. The remaining portion of the CIT Loans bear interest at LIBOR plus 3.0% and mature in September 2000. These loans are collateralized by various seismic drilling units, support equipment and aircraft.

     In the year ended December 31, 1999, the Company privately placed a total of $7.5 million in subordinated debentures with an affiliate of the Company. Notes with a principal of $5.0 million bear interest at 12% per annum and mature on March 1, 2004. An additional $2.5 million of notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate increases by 0.5% per month not to exceed 20% per annum. This portion of the notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of $5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and
37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The warrants for the remaining 337,500 shares vest immediately and expire on March 1, 2005. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including the coupon and the amortization of the fair value of the warrants, is approximately 19%. In May and June 2000 the Company privately placed an additional $0.4 million and $0.6 million, respectively, in subordinated debentures with an affiliate of the Company. The notes bear interest at 12.5% per annum through June 30, 2000, at which time the rate increases by 0.5% per month not to exceed 20% per annum. The notes mature on June 1, 2005 and July 1, 2005, respectively, with interest payable July 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price of $1.50, which vest immediately and expire on July 1, 2005. The amount of the notes included in subordinated debt in the accompanying balance sheet at June 30, 2000 is $8.2 million.

In July 2000 the Company privately placed approximately $0.3 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 333,333 shares of the Company's common stock at an exercise price of  $0.75.  The  warrants  vest  immediately  and expire on August 1, 2005.
In addition, in July 2000 the Company entered into a series of transactions with an affiliate that enabled the Company to factor, with recourse to the Company, substantially all of the trade receivables of a major customer totaling approximately $1.0 million, which had become ineligible under the terms of the Company's revolving credit facility with Hibernia National Bank. These transactions included the forgiveness of $1.0 million in principal on the oldest subordinated debt owed by the Company to the affiliate in exchange for the Company transferring ownership rights and title to the affiliate of approximately $1.0 million in trade receivables of the major customer. Contemporaneously therewith, the Company placed $1.0 million in new subordinated debt with the affiliate. The Company incurred a fixed interest rate charge of 1.5% on the $1.0 million in principal advanced against the trade receivables transferred and will incur interest at the prime rate of interest plus two percentage points on the balance outstanding until such time as the trade receivables have been fully paid by the major customer. The Company has guaranteed repayment of the trade receivables and expects that the trade receivables will be fully collected by the end of October 2000. The subordinated note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on August 1, 2005.

     In December 1999 and February and April 2000, the Company received from an affiliate of the Company $1,000,000, $500,000, and $350,000, respectively, pursuant to preferred stock subscription agreements for an aggregate of 1,850 shares of preferred stock that was issued on April 26, 2000. The Company issued an additional 300 shares of the preferred stock to the affiliate in May 2000 for $300,000. The funds were used for debt service and to fund operations. The preferred stock has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock.


     The Company currently expects minimal capital expenditures for the remainder of 2000.

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

                                   OMNI ENERGY SERVICES CORP.



Dated:   August 14, 2000            /S/ JOHN H. UNTEREKER
                                        John H. Untereker
                                  President and Chief Executive Officer



Dated:   August 14, 2000            /S/ PETER H. NIELSEN
                                        Peter H. Nielsen
                                  Executive Vice President, Chief Financial
                                  Officer and Treasurer

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER

        3.1 Amended and Restated Articles of Incorporation of the Company, as amended by Articles of Amendment dated April 26, 2000.

        3.2    Bylaws of the Company, as amended through August 4, 2000.

        4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and Bylaws defining the rights of holders of Common Stock.

        4.2    Specimen Common Stock Certificate(1).

        10.1 Eighth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank, dated as of May 15, 2000.

        10.2 Ninth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of its subsidiaries and Hibernia National Bank, dated as of June 12, 2000.

        27.1   Financial Data Schedule.

________________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).