Form 10-Q
period 2000-09-30
OMNI ENERGY SERVICES CORP
filed 2000-11-14
CIK 1046212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

T Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2000

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________to___________

Commission File Number 0-23383

OMNI Energy Services Corp.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1395273 (I.R.S. Employer Identification No.)

4500 N.E. Evangeline Thruway Carencro, Louisiana (Address of principal executive offices)	70520 (Zip Code)

Registrant's telephone number, including area code: (337) 896-6664

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes T No

As of October 26, 2000 there were 16,008,755 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements

OMNI ENERGY SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(Thousands of dollars except per share data)

ASSETS	September 30, 2000	December 31, 1999
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$229	$104
Accounts receivable, net	1,058	3,011
Parts and supplies inventory	2,226	2,438
Prepaid expenses and other	1,367	2,601
Net assets of discontinued operations	(834)	1,160
Total current assets	4,046	9,314
PROPERTY AND EQUIPMENT:
Land	1,209	1,209
Buildings and improvements	4,774	5,047
Drilling, field and support equipment	26,066	27,776
Shop equipment	680	698
Office equipment	1,748	1,748
Vehicles	2,341	2,404
	36,818	38,882
Less: accumulated depreciation	10,916	8,277
Total property and equipment	25,902	30,605
OTHER ASSETS:
Goodwill, net		7,853
Other	87	342
Total other assets	87	8,195
Total assets	$30,035	$48,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(Thousands of dollars except per share data)

LIABILITIES AND EQUITY	September 30, 2000	December 31, 1999
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,978	$11,758
Line of credit		1,949
Accounts payable	3,376	3,326
Accrued expenses	2,013	2,076
Total current liabilities	7,367	19,109

LONG-TERM LIABILITIES:
Line of credit	1,862
Long-term debt, less current maturities	9,908	1,186
Subordinated debt	8,998	7,185
Total long-term liabilities	20,768	8,371

TOTAL LIABILITIES	28,135	27,480

MINORITY INTEREST	223	238

EQUITY:
Common Stock, $.01 par value, 45,000,000 shares authorized; 16,008,755 issued and outstanding	160	160
Preferred Stock, Series A, 2,150 shares issued and outstanding	2,150	1,000
Additional paid-in capital	47,597	47,597
Accumulated deficit	(48,192)	(28,348)
Cumulative translation adjustment	(38)	(13)
Total equity	1,677	20,396
Total liabilities and equity	$30,035	$48,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Thousands of dollars, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Operating revenue	$ 2,226	$ 5,657	$ 7,869	$ 20,162
Operating expenses	2,930	6,251	10,475	21,442
Gross profit (loss)	(704)	(594)	(2,606)	(1,280)

General and administrative expenses	1,245	1,944	3,779	6,863
Asset impairment and other charges	9,400	---	9,400	---
Operating income (loss)	(11,349)	(2,538)	(15,785)	(8,143)

Interest expense	823	687	2,238	1,967
Other income (expense)	(4)	(201)	(33)	(115)
	827	888	2,271	2,082
Income (loss) before taxes	(12,176)	(3,426)	(18,056)	(10,225)

Income tax expense (benefit)	---	(1,045)	---	(2,673)
Net income (loss), before minority interest	(12,176)	(2,379)	(18,056)	(7,552)
Loss of minority interest	(5)	(13)	(15)	(357)
Loss from continuing operations	(12,171)	(2,366)	(18,041)	(7,195)
Income (loss) from discontinued operations	(1,800)	(23)	(1,800)	(742)
Net loss	$ (13,971)	$ (2,389)	$ (19,841)	$ (7,937)

Net loss per share:
Continuing operations	$ (0.76)	$ (0.15)	$ (1.13)	$ (0.45)
Discontinued operations	(0.12)	(0.00)	(0.11)	$ (0.05)
	$ (0.88)	$ (0.15)	$ (1.24)	$ (0.50)

Weighted average shares outstanding:
Diluted	16,009	15,979	15,994	15,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Thousands of dollars)
	Nine months ended Sept 30,
	2000	1999
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,841)	$ (7,937)
Adjustments to reconcile net income to net cash provided by used in operating activities-
Depreciation	2,716	3,245
Amortization	394	676
Loss on fixed asset disposition	39	238
Deferred compensation	---	73
Provision (benefit) for deferred income taxes	---	(2,771)
Provision for bad debts	177	165
Asset impairment and other charges	11,200	---
Interest expense on detachable warrants	---	171
Minority interest	(16)	(357)
Changes in operating assets and liabilities-
Decrease (increase) in assets-
Receivables-
Trade	1,301	(1,296)
Other	393	1,264
Inventory	212	296
Prepaid expenses	1,429	1,518
Other	(59)	(779)
Increase (decrease) in liabilities-
Accounts payable and accrued expenses	(12)	(1,038)
Due to affiliates	---	(100)
Net cash used in operating activities	(2,067)	(6,632)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	185	9,316
Purchase of fixed assets	193	(686)
Net cash provided by (used in) investing activities	378	8,630
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	509	607
Subordinated debt	1,812	5,000
Proceeds from issuance of preferred stock	1,150	---
Principal payments on long-term debt	(1,566)	(11,708)
Net borrowings (payments) on line of credit	(87)	1,206
Net cash provided by financing activities	1,818	(4,895)

Effect of exchange rate changes in cash	(4)	6

NET INCREASE (DECREASE) IN CASH	125	(2,891)
CASH, at beginning of period	104	3,333
CASH, at end of period	$ 229	$ 442

SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID FOR INTEREST	$ 1,437	$ 1,816
CASH PAID FOR TAXES	$ ---	$ ---

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

The Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that previously raised substantial doubts about its ability to continue as a going concern. As more fully explained below and in subsequent portions of this report, Omni recently completed an equity infusion and renegotiated its loan agreements, the terms of which have substantially improved its prospects. The terms of the Company's primary secured credit agreements (see Note 3) contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes (see Note 3), contains cross-default provisions for these covenants. At December 31, 1999 and September 30, 2000, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from the creditors via amendments to the loan agreements which waived financial covenant violations through September 30, 2000. As more fully explained below, these agreements were renegotiated, effective October 31, 2000, which cured these covenant violations as of the effective date.

During the most recent quarter, the Company had been attempting to refinance its current credit agreements and raise additional capital. Effective October 31, 2000 the company raised approximately $4.3 million in cash in exchange for 6,960,000 shares of common stock. The purchasers of the common stock received options to acquire an additional 2,827,500 shares of common stock at an exercise price of $0.75 per share. In early November the company sold 800 shares of Preferred Stock Series A for $0.8 million in cash. The Company recently received a commitment from its subordinated debt holder to convert $4.55 million in such debt to Series A Preferred Stock. The conversion is expected to occur prior to year end. In conjunction with this equity transaction, the Company was successful in extending the maturity dates of approximately $13 million in secured indebtedness until the first quarter of 2002. The principal amortization on the term portion of this indebtedness was modified to a 7-year basis. The proceeds from these equity transactions will be used to pay down $1.3 million of term indebtedness, provide funds for an expected acquisition and to provide additional working capital.

Net assets of discontinued operation of $(.8) million at September 30, 2000 consists of $4.0 million in assets, $3.0 million in liabilities, and a $1.8 million loss related asset impairment charges.

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

The Company had 880,705 and 810,917 options outstanding in the three and nine months ended September 30, 2000, respectively, and 1,404,602 and 1,349,964 options outstanding in the three and nine months ended September 30, 1999, respectively, that were excluded from the calculation of diluted EPS because they are antidilutive. On the same basis, warrants to purchase 3,315,036 and 2,400,030 shares of common stock were also excluded for the three months and nine months ended September 30, 2000.

NOTE 3. LONG-TERM DEBT

The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended October 30, 2000, currently provides the Company with a $7.5 million term loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 3% and have a final maturity of January 31, 2002. As of September 30, 2000, the Company had approximately $13 million outstanding under the Hibernia Facility.

At September 30, 2000, the Company also had approximately $2.9 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of two asset-based financing loans (the "CIT Loans"). Of the principal outstanding under the CIT Loans, approximately $2.3 million bears interest at LIBOR plus 3.75% and the remaining portion of the CIT Loans bear interest at LIBOR plus 3.0%. The maturity dates of these notes have been extended to March 2002. These loans are collateralized by various seismic drilling units, support equipment and aircraft.

See Note 1 for a discussion of the Company's compliance with certain loan covenants under these agreements as of the financial statement date and amendments to these loan agreements which were subsequently completed.

In the year ended December 31, 1999, the Company privately placed a total of $7.5 million in subordinated debentures with an affiliate of the Company. Notes with a principal of $5.0 million bear interest at 12% per annum and mature on March 1, 2004. An additional $2.5 million of notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This portion of the notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of $5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and 37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The warrants for the remaining 337,500 shares vest immediately and expire on March 1, 2005. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including the coupon and the amortization of the fair value of the warrants, is approximately 19%. In May and June 2000 the Company privately placed an additional $0.4 million and $0.6 million, respectively, in subordinated debentures with an affiliate of the Company. The notes bear interest at 12.5% per annum through June 30, 2000, at which time the rate increases by 0.5% per month not to exceed 20% per annum. The notes mature on June 1, 2005 and July 1, 2005, respectively, with interest payable July 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price of $1.50, which vest immediately and expire on July 1, 2005. In July 2000 the Company privately placed approximately $0.3 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 333,333 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on August 1, 2005. In addition, in July 2000 the Company entered into a series of transactions with an affiliate that enabled the Company to factor, with recourse to the Company, substantially all of the trade receivables of a major customer totaling approximately $1 million, which had become ineligible under the terms of the Company's revolving credit facility with Hibernia National Bank. These transactions included the forgiveness of $1 million in principal on the oldest subordinated debt owed by the Company to the affiliate in exchange for the Company transferring ownership rights and title to the affiliate of approximately $1 million in trade receivables of the major customer. Contemporaneously therewith, the Company placed $1.0 million in new subordinated debt with the affiliate. The Company incurred a fixed interest rate charge of 1.5% on the $1 million in principal advanced against the trade receivables transferred and will incur interest at the prime rate of interest plus two percentage points on the balance outstanding until such time as the trade receivables have been fully paid by the major customer. The Company has guaranteed repayment of the trade receivables and expects that the trade receivables will be fully collected by the end of the fourth quarter. The subordinated note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on August 1, 2005. In September 2000 the Company privately placed approximately $0.8 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until September 30, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on October 1, 2005, with interest payable September 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 1,066,667 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on October 1, 2005. The amount of the notes included in subordinated debt in the accompanying balance sheet at September 30, 2000 is $9.0 million.

In October 2000 the Company privately placed approximately $0.3 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until October 31, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on November 1, 2005, with interest payable October 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on October 1, 2005.

NOTE 4. PREFERRED STOCK

In December 1999 and February and April 2000, the Company received from an affiliate of the Company $1,000,000, $500,000, and $350,000, respectively, pursuant to the preferred stock subscription agreements for an aggregate of 1,850 shares of preferred stock that was issued on April 26, 2000. The Company issued an additional 300 shares of the preferred stock to the affiliate in May 2000 for $300,000. The funds were used for debt service and to fund operations The preferred stock has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock. Please see Note 1 regarding a Preferred Stock subscription which was completed subsequent to the financial statement date, and an anticipated debt conversion.

NOTE 5. COMPREHENSIVE INCOME

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):
	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Net Income (Loss)	$ (13,971)	$ (2,389)	$ (19,841)	$ (7,937)
Other Comprehensive Income:
Foreign currency translation adjustments	(9)	1	(27)	40
Comprehensive Income (Loss)	$ (13,980)	$ (2,388)	$ (19,868)	$ (7,897)

NOTE 6. SEGMENT INFORMATION

The following shows industry segment information for its two operating segments, Drilling and Survey, for the three and nine month periods ended September 30, 2000 and 1999:
	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Operating revenues: (1)(2)
Drilling	$ 2,145	$ 4,125	$ 6,550	$ 15,360
Survey	81	1,540	1,319	4,815
Total	$ 2,226	$ 5,665	$ 7,869	$ 20,175

(1) Net of inter-segment revenues of $0.1 million for the nine month period ended September 30, 1999.

(2) Includes $2.5 million of integrated services in South America for the nine month period ended September 30, 1999.
	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Gross profit (loss):
Drilling	$ (557)	$ (308)	$ (2,097)	$ (629)
Survey	(92)	(177)	(315)	(261)
Other	(54)	(109)	(194)	(389)
Total	$ (703)	$ (594)	$ (2,606)	$ (1,279)

General and administrative expenses	1,245	1,944	3,779	6,864
Asset impairment charges	9,400		9,400
Other expense, net	827	888	2,271	2,082
Income (loss) from continuing operations before taxes	$ (12,175)	$ (3,426)	$ (18,056)	$ (10,225)

Identifiable Assets:
Drilling	$ 21,625	$ 29,516
Survey	2,152	4,712
Other	6,258	23,865
Total	$ 30,035	$ 58,093

Capital Expenditures:
Drilling	$ 25	$ 6	$ 25	$ 196
Survey	---	15	---	38
Other	---	33	---	348
Total	$ 25	$ 54	$ 25	$ 582

NOTE 7. RECENT PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. In June 1999, the FASB delayed SFAS No. 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. Management believes the implementation of SFAS No. 133 will not have a material effect on its results of operations, financial position or financial statement disclosures as the Company historically has not used these instruments.

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company's account receivables includes unsecured amounts of approximately $0.6 million from a customer who has recently filed for Chapter 11 bankruptcy. The Company currently has specific reserves totaling approximately $0.6 million related to those receivables. The receivable and the reserve offset each other in the net accounts receivable number presented on the balance sheet.

NOTE 9. ASSET IMPAIRMENT

As a result of the continuing market decline, certain of the company's assets have become impaired due to poor utilization or the likelihood that their carrying values will not be realized through future revenue streams. The company made a provision for this impairment during the most recent quarter in the amount of $9.4 million. The principal component of this charge was an $8 million writeoff of goodwill and other deferred charges. The goodwill, aggregating $7.5 million ($4.9 million related to the drilling and line cutting segments and $2.6 million related to the survey segment), arose from acquisitions completed in 1997 and 1998 of survey, drilling and line-cutting businesses. Based on historical and projected undiscounted revenue and expense trends, the company does not believe that these units will generate sufficient activity to realize the carrying value of the goodwill. A $1.4 million charge was made to the carrying value of certain of the company's transition zone drill units due to management's intention to dispose of these units at a loss during the first half of 2001 because of their condition or utilization trends. A portion of this charge relates to estimated costs to refurbish individual units so they may be utilized in the future.

The Company made a provision of $1.8 million to increase the loss on the disposal of the aviation business which is reported as a discontinued operation. Negotiations are currently in progress to return a substantial number of aircraft which are operated under the provisions of a long term lease. The provision is the estimate of the aggregate costs that will be incurred in terminating the Company's obligations under that lease.

NOTE 10. ACQUISITIONS

During the most recent quarter, the Company signed a letter of intent to acquire the common stock of a seismic drilling business. Under the terms of the agreement, Omni will pay cash and common stock valued at approximately $3.5 million. The acquired business, which has tangible assets in excess of $1 million, will substantially increase Omni's backlog. Completion of this transaction is expected to occur imminently.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these " forward looking statements" as a result of a number of factors, including but not limited to those discussed under the heading "Cautionary Statements." "Forward looking statements" provided by the Company pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

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

Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool resulted in significantly increased seismic activity throughout the Transition Zone. Due to this increased demand, the Company significantly increased its capacity, primarily through acquisition, as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services and adversely affected results of operations. For the three months ended September 30, 1999 and 2000, the Company's operating revenues and loss from continuing operations were $5.7 million and $2.2 million, and $2.4 million and $2.8 million, respectively.

The Company curtailed its expansion strategy in the last half of 1998 in response to industry conditions and the short-term outlook. Management is continuing its efforts to adjust its operation to current market conditions by downsizing its operations. In November 1999, the Company adopted a plan to dispose of its aviation division; the Company is continuing to pursue this disposition. In a series of negotiations during 1999 and 2000, the Company requested and received from its primary secured lenders reductions in principal amortization and extension of maturity dates, until March 31, 2000 and subsequently September 30, 2000. Effective October 31, 2000 the loan maturity dates were extended until the first quarter of 2002. As of September 30, 2000 and December 31, 1999, the Company was not in compliance with certain financial covenants of the Company's long-term debt agreements. The Company obtained waivers of these covenant violations through September 30, 2000. Please see Notes 1 and 3 for actions management recently completed in connection with raising additional working capital and strengthening Omni's financial position.

Risks from Seasonality and Adverse Weather. Results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, fewer hours are worked per day, aviation flight hours decline and fewer holes are generally drilled or surveyed per day, on average, in winter months than in summer months. This occurs due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours.

Results of Operations	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Operating revenue	$ 2,226	$ 5,657	$ 7,869	$ 20,162
Operating expense	2,930	6,251	10,475	21,442
Gross profit	(704)	(594)	(2,606)	(1,280)
General and administrative expenses	1,245	1,944	3,779	6,863
Asset impairment and other charges	9,400	---	9,400	---
Operating loss	(11,349)	(2,538)	(15,785)	(8,143)
Interest expense	823	687	2,238	1,967
Other income (expense)	(4)	(201)	(33)	(115)
Loss before income taxes	(12,176)	(3,426)	(18,056)	(10,225)
Income tax benefit	---	(1,045)	---	(2,673)
Net loss, including minority interest	(12,176)	(2,379)	(18,056)	(7,552)
Minority interest	(5)	(13)	(15)	(357)
Loss from continuing operations	(12,171)	(2,366)	(18,041)	(7,195)
Loss from discontinued operations	1,800	(23)	1,800	(742)
Net loss	$ (13,971)	$ (2,389)	$ (19,841)	$ (7,937)

Three Months Ended September 30, 2000 Compared to Three Months Ended Sept 30, 1999

Operating revenues decreased 62%, or $3.5 million, from $5.7 million for the three months ended September 30, 1999 to $2.2 million for the three months ended September 30, 2000. As a result of the decline in seismic activity, drilling revenues decreased $2.0 million to $2.1 million for the three months ended September 30, 2000; likewise, survey revenues decreased 93% from the three months ended September 30, 1999 to $0.1 million for the three months ended September 30, 2000.

Operating expenses decreased 54%, or $3.4 million, from $6.3 million for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000. Declines in payroll costs accounted for 59% of this decrease as operating payroll expense decreased from $3.2 million to $1.2 million for the quarters ended September 30, 1999 and 2000, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 92 for the three months ended September 30, 2000 compared to 277 for the three months ended September 30, 1999. Also as a result of the lower activity levels in the third quarter of 2000 as compared to the third quarter of 1999, repairs and maintenance, explosives, and contract services decreased $0.8 million from $1.1 million to $0.3 million for the three months ended September 30, 1999 and 2000, respectively.

Gross profit margins were (11)% and (32)% for the three months ended September 30, 1999 and 2000, respectively. The variance is attributable to substantially lower domestic revenues relative to the fixed costs of the Company's Drilling segment.

General and administrative expenses decreased $0.7 million from $1.9 million for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000, a 37% decrease. Payroll costs decreased $0.5 million from $0.9 million for the third quarter of 1999 to $0.4 million for the third quarter of 2000. These decreases are due primarily to lower personnel levels as the average number of administrative employees declined to 28 for the three months ended September 30, 2000, from 63 for the three months ended September 30, 1999. Travel and entertainment decreased $0.1 million due to the decreased activity levels.

Asset impairment charges were $9.4 million in the three months ended September 30, 2000(see note 9).

Interest expense increased $0.1 million from $0.7 million for the three month period ended September 30, 1999 to $0.8 million for the three month period ended September 30, 2000, due to higher average interest rates during the periods.

Due to the loss for the period ended September 30, 1999, the Company recorded an income tax benefit of $1.0 million. The Company continued to record a valuation allowance during the period ended September 30, 2000 against the Company's net operating loss carry forwards.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Operating revenues decreased 61%, or $12.3 million, from $20.2 million for the nine months ended September 30, 1999 to $7.9 million for the nine months ended September 30, 2000. As a result of the decline in seismic activity, drilling and survey revenues decreased $8.9 million to $6.5 million and $3.5 million to $1.3 million, respectively, for the nine months ended September 30, 2000. The Company's South American joint venture had revenues of $2.4 million for the nine months ended September 30, 1999; there were no similar revenues for the nine months ended September 30, 2000.

Operating expenses decreased 51%, or $10.9 million, from $21.4 million for the nine months ended September 30, 1999 to $10.5 million for the nine months ended September 30, 2000. Declines in payroll costs accounted for 61% of this decrease as operating payroll expense decreased from $11.7 million to $4.6 million for the nine months ended September 30, 1999 and 2000, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed by the Company, as the average number of field employees has declined to 134 for the nine months ended September 30, 2000 compared to 228 for the nine months ended September 30, 1999. Also as a result of the lower activity levels in the first nine months of 2000 as compared to the first nine months of 1999, repairs and maintenance, explosives and rentals and leases decreased $2.2 million, from $4.0 million to $1.8 million for the nine months ended September 30, 1999 and 2000, respectively.

Gross profit margins were (6)% and (33)% for the nine months ended September 30, 1999 and 2000, respectively. The variance is primarily attributable to substantially lower domestic revenues relative to the fixed costs of the Company's Drilling segment.

General and administrative expenses decreased $3.1 million from $6.9 million for the nine months ended September 30, 1999 to $3.8 million for the nine months ended September 30, 2000, a 45% decrease. Payroll costs decreased $1.8 million from $3.4 million for the first nine months of 1999 to $1.6 million for the first nine months of 2000. These decreases are due primarily to lower personnel levels as the average number of administrative employees declined to 33 for the nine months ended September 30, 2000, from 72 for the nine months ended September 30, 1999. Travel and entertainment, rentals and leases, communications, and office and supply expenses decreased $0.6 million, from $1.1 million for the nine months ended September 30, 1999 to $0.5 million for the nine months ended September 30, 2000, due to the decreased activity levels.

Asset impairment charges was $9.4 million for the nine months ended September 30, 2000 (see Note 9).

Interest expense increased $0.2 million from $2.0 million for the nine month period ended Sept 30, 1999 to $2.2 million for the nine month period ended September 30, 2000, due to higher average interest rates for the periods.

Due to the loss for the nine month period ended September 30, 1999, the Company recorded an income tax benefit of $2.7 million. The Company continued to record a valuation allowance during the nine month period ended September 30, 2000 against the Company's net operating loss carryforwards.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations and has a net working capital deficiency, including significant current debt maturities, that previously raised substantial doubts about its ability to continue as a going concern. As more fully explained below and in subsequent portions of this report, Omni recently completed an equity infusion and renegotiated its loan agreements with terms which have substantially improved its prospects. The terms of the Company's primary secured credit agreements(see Note 3) contain, among other provisions, requirements for maintaining defined levels of EBITDA, working capital and tangible net worth and cash flow coverage. Each agreement, including the Company's subordinated notes (see Note 3), contains cross-default provisions for these covenants. At December 31, 1999 and September 30, 2000, the Company was in violation of certain of its covenants under these agreements. The Company has received waivers from the creditors via amendments to the loan agreements which waived financial covenant violations through September 30, 2000. As more fully explained below, these agreements were renegotiated, effective October 31, 2000, which cured these covenant violations as of the effective date.

During the most recent quarter, the Company had been attempting to refinance its current credit agreements and raise additional capital. Effective October 31, 2000 the company raised approximately $4.3 million in cash in exchange for 6,960,000 shares of common stock. The purchasers of the common stock received options to acquire an additional 2,827,500 shares of common stock at an exercise price of $0.75 per share. In early November the company sold 800,000 shares of Preferred Stock Series A for $0.8 million in cash. In conjunction with this equity transaction, the Company was successful in extending the maturity dates of approximately $13 million in secured indebtedness until the first quarter of 2002. The principal amortization on the term portion of this indebtedness was modified to a 7 year basis. The proceeds from these equity transactions will be used to pay down $1.3 million of term indebtedness, provide funds for an expected acquisition and to provide additional working capital.

At September 30, 2000, the Company had approximately $0.2 million cash balance compared to approximately $0.1 million at December 31, 1999. The Company had a $(4.2) million working capital deficit at September 30, 2000, compared to $(9.8) million at December 31, 1999. The increase in working capital is primarily due to the decreases in the current portion of long-term debt.

The Company's primary credit facility is the Hibernia Facility. The Hibernia Facility, which was amended in October 2000, currently provides the Company with a $7.5 million term loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 3% and have a final maturity of January 31, 2002. As of September 30, 2000, the Company had approximately $13.0 million outstanding under the Hibernia Facility.

At September 30, 2000, the Company also has approximately $2.9 million in outstanding debt pursuant to agreements with CIT, consisting of two asset-based financing loans. Of the principal outstanding under the CIT Loans, approximately $2.3 million bears interest at LIBOR plus 3.75% and the remaining portion bear interest at LIBOR plus 3.0%. The notes and related agreements were amended in October 2000 and mature in March 2002. These loans are secured by certain seismic drilling units, support equipment and aircraft.

In the year ended December 31, 1999, the Company privately placed a total of $7.5 million in subordinated debentures with an affiliate of the Company. Notes with a principal of $5.0 million bear interest at 12% per annum and mature on March 1, 2004. An additional $2.5 million of notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate increases by 0.5% per month not to exceed 20% per annum. This portion of the notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 1,937,500 shares of the Company's common stock at an exercise price of $5.00, $3.00 and $2.00 per share for 1,600,000 shares, 300,000 shares and 37,500 shares, respectively. The warrants in relation to the 1,600,000 shares vest equally over four years commencing in 1999 until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. The warrants for the remaining 337,500 shares vest immediately and expire on March 1, 2005. The fair value of all warrants is included as paid-in-capital and the effective interest rate over the term of the debt, including the coupon and the amortization of the fair value of the warrants, is approximately 19%. In May and June 2000 the Company privately placed an additional $0.4 million and $0.6 million, respectively, in subordinated debentures with an affiliate of the Company. The notes bear interest at 12.5% per annum through June 30, 2000, at which time the rate increases by 0.5% per month not to exceed 20% per annum. The notes mature on June 1, 2005 and July 1, 2005, respectively, with interest payable July 1 of each year. In connection with these debentures, the Company issued warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price of $1.50, which vest immediately and expire on July 1, 2005. In July 2000 the Company privately placed approximately $0.3 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 333,333 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on August 1, 2005. In addition, in July 2000 the Company entered into a series of transactions with an affiliate that enabled the Company to factor, with recourse to the Company, substantially all of the trade receivables of a major customer totaling approximately $1 million, which had become ineligible under the terms of the Company's revolving credit facility with Hibernia National Bank. These transactions included the forgiveness of $1 million in principal on the oldest subordinated debt owed by the Company to the affiliate in exchange for the Company transferring ownership rights and title to the affiliate of approximately $1 million in trade receivables of the major customer. Contemporaneously therewith, the Company placed $1.0 million in new subordinated debt with the affiliate. The Company incurred a fixed interest rate charge of 1.5% on the $1 million in principal advanced against the trade receivables transferred and will incur interest at the prime rate of interest plus two percentage points on the balance outstanding until such time as the trade receivables have been fully paid by the major customer. The Company has guaranteed repayment of the trade receivables and expects that the trade receivables will be fully collected by the end of October 2000. The subordinated note bears interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. This note matures on August 1, 2005, with interest payable July 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on August 1, 2005. In September 2000 the Company privately placed approximately $0.8 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until September 30, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on October 1, 2005, with interest payable September 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 1,066,667 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on October 1, 2005. The amount of the notes included in subordinated debt in the accompanying balance sheet at September 30, 2000 is $9.0 million.

In October 2000 the Company privately placed approximately $0.3 million in subordinated debentures with an affiliate of the Company. The note bears interest at 12.5% per annum until October 31, 2000, at which time the rate will increase by 0.5% per month not to exceed 20% per annum. This note matures on November 1, 2005, with interest payable October 1 of each year. In connection with this debenture, the Company issued warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price of $0.75. The warrants vest immediately and expire on October 1, 2005.

In December 1999 and February and April 2000, the Company received from an affiliate of the Company $1,000,000, $500,000, and $350,000, respectively, pursuant to the preferred stock subscription agreements for an aggregate of 1,850 shares of preferred stock that was issued on April 26, 2000. The Company issued an additional 300 shares of the preferred stock to the affiliate in May 2000 for $300,000. The funds were used for debt service and to fund operations. The preferred stock has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights only with respect to matters that would reduce the ranking of the stock compared to other classes of stock.

In November 2000, Omni issued 800 shares of Series A Preferred Stock for cash of $800,000. This transaction, as well as an anticipated debt conversion, is more fully described in Note 1 to the quarterly financial statements.

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

OMNI ENERGY SERVICES CORP.

Dated: November 14, 2000	_______/S/ DAVID A. JEANSONNE______ David A. Jeansonne President and Chief Executive Officer
Dated: November 14, 2000	________/S/ JOHN H. UNTEREKER______ John H. Untereker Executive Vice President, Chief Financial Officer and Treasurer

OMNI ENERGY SERVICES CORP.

EXHIBIT INDEX

EXHIBIT
NUMBER

3.1	Amended and Restated Articles of Incorporation of the Company, as amended by Articles of Amendment dated April 26, 2000.(1)
3.2	Bylaws of the Company, as amended through August 4, 2000.(1)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.
4.2	Specimen Common Stock Certificate.(2)
10.1	Eighth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of the subsidiaries and Hibernia National Bank, dated May 15, 2000.(1)
10.2	Ninth Amendment to Amended and Restated Loan Agreement, by and among the Company, certain of the subsidiaries and Hibernia National Bank, dated June 12, 2000.(1)
10.3	Third Amended and Restated Loan Agreement, by and among the Company, certain of the subsidiaries and Hibernia National Bank, dated October 30, 2000.
27.1	Financial Data Schedule.

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).