Form 10-K405/A
period 2000-12-31
OMNI ENERGY SERVICES CORP
filed 2001-04-30
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-23383

OMNI ENERGY SERVICES CORP.
(Name of small business issuer as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1395273 (I.R.S. Employer Identification No.)
4500 N.E. Evangeline Thruway Carencro, Louisiana (Address of principal executive offices)	70520 (Zip Code)

Registrant's telephone number: (337) 896-6664

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.01 per share)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

As of March 26, 2001, the aggregate market value of the voting of stock held by non-affiliates was approximately $15,254,138.

Number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding on March 26, 2001 was 26,944,224.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Directors

            The following sets forth, as of April 13, 2000, certain information about the Company's directors, all of which have been nominated for re-election to the Board. All directors are elected annually for a one-year term. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director, and no director or nominee for director is related to any other director, nominees for director or executive officer of the Company.

Directors	Age
James C. Eckert	51
Steven T. Stull	42
Crichton W. Brown	43
William W. Rucks, IV	43
Michael G. DeHart	50
Richard C. White Burton T. Zaunbrecher	45 40

            James C. Eckert, has served as President, Chief Executive Officer and a Director of the Company since March 2001. From 1998 to 2000, Mr. Eckert served as Vice-President for Business Development of Veritas DGC Land, Inc. From 1992 to 1998, Mr. Eckert supervised the highland and transition seismic acquisitions of Veritas DGC Land, Inc. Prior to 1992, he served as President of GPS Company, a company that he co-founded in 1985, until its acquisition in 1992 by Digiton, Inc., a predecessor by merger to Veritas, Inc. Mr. Eckert graduated from the University of Southern Mississippi in 1971.

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

            William W. Rucks, IV has been a private venture capitalist-investor since September 1996. He served as President and Vice Chairman of Ocean Energy, Inc. (formerly Flores & Rucks, Inc.) from July 1995 until September 1996 and as President and Chief Executive Officer from its inception in 1992 until July 1995. From 1985 to 1992, Mr. Rucks served as President of FloRuxco, Inc. Prior thereto, Mr. Rucks worked as a petroleum landman with Union Oil Company of California in its Southwest Louisiana District, serving as Area Land Manager from 1981 to 1984. Mr. Rucks has been a director of the Company since September 1997 and Chairman of the Board since February 2001. He is also a director of Petroquest Energy, Inc.

            Michael G. DeHart is a certified public accountant, and has been a partner and member of the management committee of the accounting firm Wright, Moore DeHart, Dupuis and Hutchinson, L.L.C. since 1988. Mr. DeHart received an M.B.A. from the University of Southwestern Louisiana, and has been a director of the Company since November 2000.

            Richard C. White currently serves as a volunteer member of a number of charitable organizations. He was Chief Executive Officer of Veritas DGC Land, Inc. from January 2000 through June 2000. From 1995 until his retirement in October 1999, Mr. White served as President of Western Geophysical Company, as well as Senior Vice President of Western Atlas Inc. He also served as President of Baker Hughes from August 1998 until October 1999. Prior to 1995, he held various other executive positions with Western Geophysical Company, including Chief Operating Officer. Mr. White graduated from Bloomsberg University in 1978 and has been a director of the Company since March 2001.

            Burton T. Zaunbrecher currently serves as the Company's Vice President and Chief Operating Officer. Mr. Zaunbrecher joined the Company in November 2000. Prior to joining the Company, he served as President of Burton T. Zaunbrecher, Inc., an oil, gas and mineral lease, and geophysical permit acquisition company, which he founded in 1990. Mr. Zaunbrecher graduated from the University of Southwestern Louisiana in 1984 and has been a director of the Company since December 2001.

Executive Officers

            See Item 4A for information regarding the Company's executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

            Under Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Commission reports of ownership and changes in ownership of equity securities of the Company. During 2000, a report by Mr. Burton T. Zaunbrecher covering the acquisition of 400,000 shares of Common Stock and options to purchase 462,500 shares of Common Stock, was inadvertently filed late. A report by Mr. DeHart reporting his ownership of 15,000 shares of Common Stock of the Company was inadvertently filed late.  In addition, Dixie Chris OMNI, L.L.C., inadvertently failed to file a report covering its acquisition of Common Stock and options and warrants to purchase Common Stock in November 2000. This report is in the process of being prepared and will be filed shortly.  In addition, the Company is aware that Advantage Capital, Mr. Stull and various venture capital funds under their control have failed to file reports of up to 18 transactions for 1999 and up to 39 reports for 2000. Most of these transactions involved purchases by the various Advantage Capital investment funds of preferred stock, common stock and warrants from the Company. The Company has been informed that an analysis is currently being performed to determine whether all of these transactions are required to be reported and that after the analysis is completed the required reports will be prepared and filed.

Item 11.     Executive Compensation.

Annual Compensation

            The following table sets forth all cash compensation and options granted for the three years ended December 31, 2000, to each person serving as the Company's Chief Executive Officer in 2000 (collectively, the "Named Executive Officers"). No other executive officer of the Company was paid over $100,000 by the Company during 2000.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	No. of Shares Underlying Options/SARs Granted(2)	All Other Compensation

David A. Jeansonne(3) President and Chief Executive Officer	2000 1999 1998	$46,247 121,875 143,750	$ -- -- --	$ -- -- --
400,000
					-- --	$ -- -- --
John H. Untereker (4) Former President and Chief Executive Officer	2000 1999 1998	121,875 156,250 67,550	95,625 61,875 --	-- -- --	113,280 86,720 55,000	50,000(5) 9,711 --

_______________

(1)

Perquisites and other personal benefits paid to each Named Executive Officer in any of the years presented did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary and bonus for that year.

(2)	See the following tables for additional information.
(3)

Mr. Jeansonne served as the Company's President and Chief Executive Officer from November 2000 until his death on February 10, 2001. From March 1999 to November 2000, Mr. Jeansonne served as Chairman of the Board. Prior to March 1999, Mr. Jeansonne served as President and Chief Executive Officer of the Company.

(4)

Mr. Untereker served as the Company's President and Chief Executive Officer from July 1999 until November 2000. Previously, Mr. Untereker served as Executive Vice President and Chief Financial Officer of the Company from August 1998 until July 1999.

(5)	Represents amounts paid to Mr. Untereker in connection with the termination of his employment in December 2000. See "Executive Employment Agreements" herein.

2000 Stock Option and Stock Appreciation Right Grants

            The following table contains certain information concerning stock options and SARs granted to the Named Executive Officers during 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	No. of Shares Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in 2000	Exercise or Base Price	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option/SAR Term (1)

					5%	10%

David A. Jeansonne	400,000	29.2%	$0.625	9/21/10(2)	$157,200	$398,400
John H. Untereker	50,000 63,280	3.6% 4.6%	0.625 1.156	9/21/10(3) 2/11/01	19,650 3,670	49,800 7,340

_______________

(1)	Amounts reflect assumed rates of appreciation required by Securities and Exchange Commission (the "Commission") executive compensation disclosure rules. Actual gains, if any, on options and SARs depend on future performance of the Common Stock and overall market conditions.
(2)	Although the original expiration date was September 21, 2010, these options expired on February 10, 2001, prior to vesting, as a result of Mr. Jeansonne's death.
(3)	In connection with the termination of Mr. Untereker's employment on December 11, 2000, the expiration date of these options was changed to December 21, 2001.

Stock Option Holdings

            The following table sets forth information, as of December 31, 2000, with respect to stock options and SARs held by the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock or SARs in 2000.

AGGREGATE OPTION/SAR VALUES AT YEAR END

	Number of Securities Underlying Unexercised Options/SARs at Year End	Value of Unexercised In-the-Money Options/SARs at Year End(1)

	Exercisable	Unexercisable	Exercisable	Unexercisable

David A. Jeansonne	0	400,000(2)	0	$425,200(2)
John H. Untereker	200,000	0	$91,515	0

_______________

(1)	The closing sale price of the Common Stock on December 29, 2000 was $1.688 per share, as reported by the Nasdaq National Market.
(2)	These options expired prior to vesting upon Mr. Jeansonne's death on February 10, 2001.

Executive Employment Agreements

            The Company and each of the Named Executive Officers entered into employment agreements. Each contract contained agreements by the Named Executive Officer to refrain from using or disclosing proprietary information of the Company, as defined therein, and to refrain from competing with the Company in specified geographic areas during such officer's employment and for two years thereafter.

            The term of Mr. Jeansonne's employment agreement was from July 1, 1997 to June 30, 2003.  The agreement provided that Mr. Jeansonne would serve as Chairman of the Board of the Company during such term at a base salary of $75,000 per year, and that Mr. Jeansonne's employment could be terminated at any time by the Company for cause or for breach of the agreement by Mr. Jeansonne.  Mr. Jeansonne's employment agreement terminated as of February 10, 2001 as a result of his death.

            Mr. Untereker, who was the Company's President and Chief Executive Officer from July 16, 1999 to November 2000, entered into an employment agreement with the Company, the term of which was from August 4, 1998 through August 4, 2001. The agreement originally provided that Mr. Untereker would serve as Executive Vice President with responsibilities to include all accounting and financial reporting functions at a base salary of $150,000 per year with a guaranteed bonus of $75,000 per year. Mr. Untereker's employment agreement was terminated pursuant to a settlement agreement entered into between the Company and Mr. Untereker in December 2000. Pursuant to the settlement agreement, Mr. Untereker was paid $50,000 in cash, given options to purchase 63,280 shares of Common Stock and reimbursed for certain miscellaneous expenses.

Compensation Committee Interlocks and Insider Participation

            During 2000, no member of the Compensation Committee served as an officer or employee of the Company or any of our subsidiaries prior to or while serving on the Compensation Committee. In 2000, none of our executive officers served as a director or member of the compensation committee of another entity, any of whose executive officers served on our Board or on our Compensation Committee.

Compensation of Directors

            Currently, the members of the Board of Directors do not receive attendance fees for Board or committee meetings. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

            Each non-employee director is granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date such person becomes a director.

            Additionally, in each year during which the Company's 1997 Stock Option Plan (the "Plan") is in effect and a sufficient number of shares of Common Stock are available thereunder, each person who is a non-employee director on the day following the annual meeting of the Company's shareholders will be granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on such date. All such options shall become fully exercisable on the first anniversary of their date of grant and shall expire on the tenth anniversary thereof, unless the non-employee director ceases to be a director of the Company, in which case the exercise periods will be shortened.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

            The following table sets forth, as of April 13, 2001, certain information regarding beneficial ownership of Common Stock by (i) each of the Named Executive Officers (as defined above in "Executive Compensation"), (ii) each director of the Company, (iii) all of the Company's directors and executive officers as a group and (iv) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, all as in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the Company believes that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to the Company by such shareholders.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock

Steven T. Stull	23,683,662(1)	56.3%
Advantage Capital	23,659,662(2)	56.3%
Dixie Chris OMNI LLC	5,200,000(3)	18.0%
James C. Eckert	0	*
William W. Rucks, IV	606,500(4)	2.2%
Crichton W. Brown	24,000(5)	*
Michael G. DeHart	15,000	*
Richard C. White	20,000(6)	*
Burton T. Zaunbrecher	661,500(7)	2.4%
John H. Untereker	200,000(8)	*
David A. Jeansonne	185,905(9)	*
All directors and executive officers as a group (7 persons)	25,010,662(10)	58.0%

_______________

*	Less than one percent.
(1)	The address of Mr. Stull is c/o Advantage Capital, 909 Poydras Street, Suite 2230, New Orleans, Louisiana 70112. Includes the 23,659,662 shares held by the Advantage Capital companies referred to in note (2). Mr. Stull is the majority shareholder of each of the general partners referred to in note (2). Also includes 24,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.
(2)	The address of Advantage Capital is 909 Poydras Street, Suite 2230, New Orleans, Louisiana 70112. Of these shares (i) 293,983 are held by Advantage Capital Partners Limited Partnership; 993,831 are held by Advantage Capital Partners II Limited Partnership, of which Advantage Capital Corporation is the general partner; 1,616,060 are held by Advantage Capital Partners III Limited Partnership, of which Advantage Capital Management Corporation is the general partner; 3,025,697 are held by Advantage Capital Partners IV Limited Partnership, of which Advantage Capital Financial Company, L.L.C. is the general partner; 1,857,591 are held by Advantage Capital Partners V Limited Partnership, of which Advantage Capital Advisors, L.L.C. is the general partner; and 800,000 are held by Advantage Capital Partners X Limited Partnership, of which Advantage Capital NOLA X, L.L.C. is the general partner; (ii) 835,000 are issuable upon the exercise of options currently exercisable or exercisable within sixty days; (iii) 4,237,500 are issuable upon the exercise of warrants exercisable within sixty days; and (iv) 10,000,000 are issuable upon the conversion of the Company's Series A 8% Convertible Preferred Stock. The options are held by Advantage Capital Partners X Limited Partnership, of which Advantage Capital NOLA X, L.L.C. is the general partner. Of the warrants, 16,000 are held by Advantage Capital Partners V Limited Partnership, of which Advantage Capital Advisors, L.L.C. is the general partner; 2,806,831 are held by Advantage Capital Partners VI Limited Partnership, of which Advantage Capital NOLA VI, L.L.C. is the general partner; 607,737 are held by Advantage Capital Partnership VII Limited Partnership, of which Advantage Capital NOLA VII, L.L.C. is the general partner; 138,390 are held by Advantage Capital Partners VIII Limited Partnership, of which Advantage Capital NOLA VIII, L.L.C. is the general partner; 666,667 are held by Advantage Capital Partners IX Limited Partnership, of which Advantage Capital NOLA IX, L.L.C. is the general partner; and 1,875 are held by Advantage Capital Technology Fund, L.L.C.
(3)	Includes 700,000 shares issuable upon the exercise of warrants currently exercisable or exercisable within sixty days, and 1,300,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days. The address of Dixie Chris OMNI LLC is 600 Jefferson Street, Suite 408, Lafayette, Louisiana 70503.
(4)	Includes 206,500 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.
(5)	Includes 24,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.
(6)	Includes 20,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.
(7)	Includes 261,500 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.
(8)	Includes 200,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.
(9)	Includes 41,000 shares of Common Stock held in a trust for the benefit of Mr. Jeansonne's minor children. Mr. Jeansonne was not a trustee of this trust.
(10)	Includes 5,608,500 shares that such persons have the right to receive upon the exercise of options and warrants currently exercisable or exercisable within sixty days, and 10,000,000 shares that such persons have the right to receive upon the conversion of the Company's Series A 8% Convertible Preferred Stock.

Item 13.     Certain Relationships and Related Transactions.

            The business of the Company was founded in 1987 by Mr. Jeansonne. In July 1996, the successor to this business, OMNI Geophysical Corporation ("OGC"), of which Mr. Jeansonne is a director, executive officer and principal shareholder, sold substantially all of its assets, other than the land and building on which the Company's headquarters were then located, to OMNI Geophysical, L.L.C., the Company's predecessor ("OMNI Geophysical"). At the time of this transaction, Mr. Jeansonne also retained certain assets used primarily to entertain clients of the business. Since that time, OMNI Geophysical and the Company have leased the former headquarters building from OGC for its aviation division under an agreement that also contained an option to purchase. OMNI Geophysical and the Company have also used the assets retained by Mr. Jeansonne, and in return have borne substantially all of the direct costs of entertainment at these facilities.  The Company paid OGC $300,000 in fiscal 2000 in connection with the lease.

            In February and June 1999, the Company privately placed a total of $3.0 million in subordinated debentures with Advantage Capital. The notes bear interest at 12% per annum and mature on March 1, 2004. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 960,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. In July 2000, the Company transferred certain receivables owed to it to Advantage Capital in satisfaction of the principal outstanding under $756,000 of these debentures. Further, in October 2000, the remaining $2,244,000 principal amount of these debentures was converted into 2,244 shares of the Company's Series A 8% Convertible Preferred Stock. As the underlying debt was retired prior to the final two vesting dates, fifty percent of the warrants issued to Advantage Capital in these transactions are no longer exercisable.

            In July and September 1999, the Company collectively issued an additional $2.0 million in subordinated debentures to Advantage Capital. The notes bear interest at 12% per annum, with $1.0 million maturing on March 1, 2004 and $1.0 million maturing on March 1, 2005. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 640,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. These warrants vest equally over the next four years until 2002, unless the debentures are paid in full, in which case, those warrants that have not become exercisable will become void. All warrants that become exercisable will expire on March 1, 2004. . In July and September 2000, the Company transferred certain receivables owed to it to Advantage Capital in satisfaction of the principal outstanding under $544,000 of these debentures. Further, in October 2000, the remaining $1,456,000 principal amount of these debentures was converted into 1,456 shares of the Company's Series A 8% Convertible Preferred Stock. As the underlying debt was retired prior to the final two vesting dates, fifty percent of the warrants issued to Advantage Capital in these transactions are no longer exercisable.

            In October 1999, the Company issued $2.5 million in subordinated debentures to Advantage Capital. The notes bear interest at 12.5% per annum until December 31, 1999, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. The notes mature on March 1, 2005, with interest payable March 1 of each year. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 300,000 and 37,500 shares of the Company's Common Stock at an exercise price of $3.00 and $2.00, respectively. These warrants vest immediately and expire on March 1, 2005.

            In May and June 2000, the Company issued $1 million in subordinated debentures to Advantage Capital. The notes bear interest at 12.5% per annum until June 30, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. $400,000 of the notes mature on June 1, 2005, and $600,000 mature on July 1, 2005. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 666,667 shares of the Company's Common Stock at an exercise price of $1.50. These warrants vest immediately.

            In July 2000, the Company issued $1.25 million in subordinated debentures to Advantage Capital. The notes bear interest at 12.5% per annum until July 31, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. The notes mature on August 1, 2005. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 1,666,666 shares of the Company's Common Stock at an exercise price of $.75. These warrants vest immediately. In October 2000, $550,000 principal amount of these debentures was converted into 550 shares of the Company's Series A 8% Convertible Preferred Stock.

            In September 2000, the Company issued $800,000 in subordinated debentures to Advantage Capital. The notes bear interest at 12.5% per annum until September 30, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. The notes mature on October 1, 2005. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 1,066,667 shares of the Company's Common Stock at an exercise price of $.75. These warrants vest immediately.

            In October 2000, the Company issued $300,000 in subordinated debentures to Advantage Capital. The notes bear interest at 12.5% per annum until October 31, 2000, at which time the rate will increase by 0.5% per month, not to exceed 20% per annum. The notes mature on November 1, 2005. In connection with these debentures, the Company issued warrants to Advantage Capital to purchase up to 400,000 shares of the Company's Common Stock at an exercise price of $.75. These warrants vest immediately. In October 2000, the principal amount of these debentures was converted into 300 shares of the Company's Series A Convertible Preferred Stock.

            In April 2001, the Company received approximately $7.5 million in life insurance proceeds as a result of the death of David Jeansonne. The Company has agreed to use a portion of the life insurance proceeds to repay part of the outstanding indebtedness to Advantage Capital described above, the remainder of which will be converted to a new series of preferred stock of the Company. The Company and Advantage Capital are in the process of finalizing that agreement.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

By: /S/ BURTON T. ZAUNBRECHER Burton T. Zaunbrecher Chief Operating Officer

Date: April 30, 2001