Form 10-Q
period 2001-03-31
OMNI ENERGY SERVICES CORP
filed 2001-05-15
CIK 1046212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 2001
or
___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ______ to _____

Commission File Number 0-23383

OMNI Energy Services Corp.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1395273 (I.R.S. Employer Identification No.)

4500 N.E. Evangeline Thruway Carencro, Louisiana (Address of principal executive offices)	70520 (Zip Code)

Registrant's telephone number, including area code: (337) 896-6664

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

            As of April 30, 2001 there were 26,946,724 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OMNI ENERGY SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(Thousands of dollars)

ASSETS	March 31, 2001	December 31, 2000

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 371	$ 317
Accounts receivable, net	3,988	3,329
Insurance receivable	7,550	---
Parts and supplies inventory	2,163	2,649
Prepaid expenses	615	1,086
Assets held for sale	1,375	1,678

Total current assets	16,062	9,059

PROPERTY AND EQUIPMENT:
Land	359	359
Buildings and improvements	4,505	4,505
Drilling, field and support equipment	25,084	25,102
Shop equipment	374	374
Office equipment	1,485	1,485
Vehicles	2,223	2,248
Construction in progress	94	74

	34,124	34,147
Less: accumulated depreciation	11,504	10,721

Total property and equipment	22,620	23,426

OTHER ASSETS:
Goodwill, net	2,035	2,059
Other	453	80

Total other assets	2,488	2,139

Total assets	$ 41,170	$ 34,624

The accompanying notes are an integral part of these financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2001	December 31, 2000

	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 2,007	$ 2,068
Line of credit	3,316	1,688
Accounts payable	3,034	3,162
Accrued expenses	2,269	2,578
Sales tax payable	1,347	1,355
Accrued interest	1,798	1,586

Total current liabilities	13,771	12,437

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,976	8,500
Subordinated debt	5,948	5,448

Total long-term liabilities	13,924	13,948

Total liabilities	27,695	26,385

MINORITY INTEREST	221	221

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 45,000,000 shares authorized; 26,944,224 issued and outstanding	269	269
Preferred Stock, Series A, 7,500 shares issued and Outstanding	7,500	7,500
Additional paid-in capital	54,432	54,406
Accumulated deficit	(48,869)	(54.121)
Cumulative translation adjustment	(78)	(36)

Total equity	13,254	8,018

Total liabilities and stockholders' equity	$ 41,170	$ 34,624

The accompanying notes are an integral part of these financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,

	2001	2000

	(Unaudited)

Operating revenue	$ 4,212	$ 5,810
Operating expenses	4,797	6,852

Gross profit (loss)	(585)	(1,042)

General and administrative expenses	855	1,723
Asset impairment and other charges	180	26

Operating income (loss)	(1,620)	(2,792)

Interest expense	647	687
Other income (expense)	7,521	(36)

	6,874	723

Income (loss) before taxes	5,254	(3,514)

Income tax expense (benefit)	---	---

Net income (loss), before minority interest
Loss of minority interest	---	(5)

Net income (loss)	$ 5,254	$ (3,509)

Basic earnings (loss) per common share:	$0.20	($0.22)
Diluted earnings (loss) per common share:	$0.14	($0.22)

Weighted average shares outstanding:
Basic	26,936	15,979
Diluted	36,889	15,979

The accompanying notes are an integral part of these financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Thousands of dollars)
	Three months ended March 31,

	2001	2000

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 5,254	$ (3,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation	809	911
Amortization	33	134
Loss on fixed asset disposition	1	38
Provision for bad debts	59	---
Asset impairment and other charges	180	---
Minority interest	---	(5)
Changes in operating assets and liabilities-
Decrease (increase) in assets-
Receivables-
Trade	(453)	(490)
Other	(7,857)	(30)
Inventory	486	(238)
Prepaid expenses	471	696
Other	(260)	44
Increase (decrease) in liabilities-
Accounts payable and accrued expenses	(234)	976

Net cash used in operating activities	(1,511)	(1,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	21	149
Purchase of fixed assets	(25)	---

Net cash provided by (used in) investing activities	(4)	149

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	130	500
Proceeds from subordinated debt	500	---
Proceeds from issuance of common stock	27	---
Principal payments on long-term debt	(716)	(722)
Net borrowings on line of credit	1,627	1,462

Net cash provided by financing activities	1,568	1,240

NET INCREASE (DECREASE) IN CASH	54	(84)
CASH, at beginning of period	317	104

CASH, at end of period	$ 371	$ 21

SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID FOR INTEREST	$ 400	$ 453

CASH PAID FOR TAXES	$ ---	$ ---

The accompanying notes are an integral part of these financial statements.

OMNI ENERGY SERVICES CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, the management of OMNI Energy Services Corp. (the "Company") believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 2001.

NOTE 2.    RECENT EVENTS

On February 10, 2001, the Company's CEO was killed in a private aircraft accident. As a result of this event, on April 13, 2001 the Company received $7.5 million in proceeds from the life insurance policy purchased in connection with the private placement of approximately 6.9 million shares of common stock completed in the last quarter of 2000. Upon the receipt of the life insurance proceeds, the Company and its secured lenders modified the Company's existing credit agreements, extending the maturity dates to August 31, 2002 from January 2002. Additionally, the Company negotiated an interest rate reduction on $6.9 million of indebtedness from prime plus 3% to prime plus 1.5%.  The Company also repaid $2.0 million of existing term indebtedness with a portion of the insurance proceeds and agreed to convert all subordinated debt outstanding to preferred stock. The Company is currently negotiating a similar interest rate reduction on the remaining secured debt outstanding.

NOTE 3.    EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

The Company had 1,429,650 options outstanding and warrants to purchase 1,937,500 shares of common as of March 31, 2000 that were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 4.    LONG-TERM DEBT

The Company's primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended March 31, 2001, currently provides the Company with a $4.9 million term loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 1.5% and have a final maturity of August 31, 2002. As of March 31, 2001, the Company had approximately $10.2 million outstanding under the Hibernia Facility. During April 2001, upon receipt of life insurance proceeds payable upon the death of David A. Jeansonne, the Company's former CEO, the Company paid $2.0 million on the term loan reducing its balance to the $4.9 million specified in the latest amendment, and paid $2.5 million on the revolving credit facility.

At March 31, 2001, the Company also had approximately $2.8 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of an asset-based financing loan (the "CIT Loan"). The principal outstanding under the CIT Loan bears interest at prime plus 3.0%. The maturity date of the note has been extended to August 2002. This loan is collateralized by various seismic drilling units and support equipment.

In the years ended December 31, 1999 and 2000, the Company privately placed a total of $7.5 million and $3.4 million in subordinated debentures with an affiliate of the Company. The debentures have interest rates of either a fixed rate of 12% or a rate that starts at 12% and escalates over the life of the note to 20%. The debentures are due five years from the date of issuance with interest payable quarterly. In connection with these debentures, the Company issued warrants to purchase 5,738,500 shares of the Company's common stock. The warrants have vesting periods from immediate vesting to four years and exercise prices from $0.75 to $5.00. The Company recorded each warrant at its relative fair value at date of issuance. The fair value of the warrants is included as paid in capital with the associated discount of the debt being amortized as additional interest expense. The following table summarizes information about the warrants that are currently outstanding and exercisable as of March 31, 2001:

Exercise Price	Outstanding	Exercisable

$5.00	1,600,000	800,000(1)
$3.00	300,000	300,000
$2.00	37,500	37,500
$1.50	666,667	666,667
$0.75	3,134,333	3,134,333

	5,738,500	4,938,500

(1)

These warrants, which were issued in conjunction with placement of subordinated debentures in 1999, had a four-year (25% per year) vesting period.  These subordinated debentures were subsequently converted to preferred stock after two years, having only vested 50%; thus the remaining 50% of the warrants will never vest or become exercisable.

In July 2000 the Company entered into a series of transactions with an affiliate that enabled the Company to factor, with recourse to the Company, substantially all of the trade receivables of a major customer totaling approximately $1.0 million, which had become ineligible under the terms of the Company's revolving credit facility with a bank.  The Company has guaranteed repayment of the trade receivables and as of March 31, 2001 has received $0.8 of the $1.0 million due. The remaining $0.2 million has been classified as subordinated debt.

In February 2001, the Company placed $0.5 million in subordinated debentures with an affiliate of the Company. The debentures have an interest rate of 12% and escalate over the life of the note to 20%. The debentures are due five years from the date of issuance with interest payable quarterly.

As of March 31, 2001, the Company had outstanding, after the aforementioned transactions, $6.0 million of subordinated debentures, of which $0.8 million have interest rates of 12% and $5.2 million have interest rates that escalate up to 20% over the life of the instrument. Debentures in the amount of $3.0 million mature in 2004, $2.5 million mature in 2005, and $0.5 million mature in 2006. The accrued interest outstanding on the subordinated debentures was approximately $1.8 million at March 31, 2001.

Subsequent to March 31, 2001, the Company placed an additional $1.0 million in subordinated debentures with an affiliate of the Company. The debentures have an interest rate of 12% and escalate over the life of the note to 20%. The debentures are due five years from the date of issuance with interest payable quarterly. Upon receipt of the life insurance proceeds, the Company repaid the $1.5 million in subordinated debentures issued in 2001 plus their accrued interest along with an additional $1.5 million in satisfaction of $2.5 million of previously issued subordinated debentures. The Company and the affiliate also reached an agreement whereby the Company will pay the affiliate $1.0 million and issue shares of a new series of preferred stock to satisfy all outstanding principal and interest owed under the subordinated debt agreements. The number of shares to be issued will be 100 shares for each $1,000 of principal and interest owed on the date of the exchange, which the Company estimates will be approximately $4.6 million.

NOTE 5.     PREFERRED STOCK

At March 31, 2001 the Company had a total of 7,500 shares of preferred stock outstanding at a total liquidation value of $7,500,000. The preferred stock has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $2.50, is redeemable at the option of the Company at par plus unpaid dividends, contains a liquidation preference of $1,000 per share and has voting rights on all matters submitted to a vote of the Company's shareholders, and separate voting rights with respect to matters that would affect the rights of the holders of the preferred stock.  As previously discussed, subsequent to March 31, 2001, the Company reached an agreement with the affiliate whereby the Company will issue shares of a new series of preferred stock to satisfy all outstanding principal and interest owed under the outstanding subordinated debentures. The number of shares to be issued will be 100 shares for each $1,000 of principal and interest owed on the date of the exchange, which the Company estimates will be approximately $4.6 million.

NOTE 6.     COMPREHENSIVE INCOME

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income was ($3,509) for the three months ended March 31, 2000 and $5,254 for the three months ended March 31, 2001.

NOTE 7.     SEGMENT INFORMATION

The following shows industry segment information for its four operating segments, Drilling, Aviation, Survey, and Permitting for the three months ended March 31, 2001 and 2000:
	Three months ended March 31,

	2001	2000

Operating revenues:
Drilling	$ 3,294	$ 2,973
Aviation	551	1,607
Survey	277	1,230
Permitting(1)	90	---

Total	$ 4,212	$ 5,810

Gross profit (loss):
Drilling	$ (170)	$ (549)
Aviation	(311)	(328)
Survey	(68)	(38)
Permitting	9
Other	(45)	(127)

Total	$ (585)	$ (1,043)

General and administrative expenses	855	1,723
Asset impairment charges	180	26
Other (income) expense	(6,874)	723

Income (loss) before taxes	$ 5,254	$ (3,514)

Identifiable Assets:
Drilling	$ 22,369	$ 29,121
Aviation	1,082	4,093
Survey	1,688	5,883
Other	16,031	10,554

Total	$ 41,170	$ 49,651

Capital Expenditures:
Drilling	$ 25	$ ---
Aviation		---
Survey	---	---
Other	---	---

Total	$ 25	$ ---

(1)        The Company's Permitting Division began operations in the first quarter of 2001.

In November of 1999, Omni adopted a formal plan to dispose of its aviation division, which was comprised of 20 leased aircraft, aviation and turbine engine inventories and miscellaneous flight and other equipment. In November 2000, the Company elected to renew its focus on its aviation division given the anticipated market recovery in the seismic drilling and survey industry and determined it would not discontinue this service line. Management decided to reorganize the aviation division and better align it with other divisions in the Company. Therefore, the March 31, 2000 and March 31, 2001 financial statements include the assets, liabilities and results of operations of the aviation division in continuing operations.

NOTE 8.     RECENT PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. In June 1999, the FASB delayed SFAS No. 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. The Company adopted SFAS No. 133 effective January 1, 2001.  Management believes the implementation of SFAS No. 133 will not have a material effect on its results of operations, financial position or financial statement disclosures as the Company historically has not used these instruments.

NOTE 9.     CONCENTRATION OF CREDIT RISK

The Company's account receivables includes unsecured amounts of approximately $0.6 million from a customer who filed for Chapter 11 bankruptcy. The Company currently has specific reserves totaling approximately $0.6 million related to those receivables. The receivable and the reserve offset each other in the net accounts receivable number presented on the balance sheet.

NOTE 10.     ASSET IMPAIRMENT

At March 31, 2001, the Company had $1.4 million in assets held for sale. The balance consists partially of steel marsh buggies that were revalued in connection with the asset impairment charge recorded in the third quarter of 1998. One of the steel marsh buggies was sold during 1999 at a value higher than what was previously recorded and therefore, the remaining eight steel marsh buggies were revalued by a total of $0.4 million in 1999 to the balance at March 31, 2001. During 2000, the Company also reclassified 18 tractor drills as assets held for sale. The tractor drills were constructed by the Company in 1998 for use in particular terrain that was later determined to be better drilled with the Company's existing equipment. The usable components of the tractor drills are being removed and used elsewhere while the remaining tractors are being held for sale as such. During the first quarter of 2001, the Company determined the values assigned to the tractors at the end of 2000 to be too high and thus recognized an asset impairment charge of $0.2 million which revalued the tractors to the balance as of March 31, 2001. Also, added to assets held for sale in 2000, were the remaining assets of the South American operation, for which the Company had specific agreements to sell. Although none of these assets were sold in the first quarter of 2001, the Company expects to dispose of the remaining assets held for sale during 2001. The components of assets held for sale follow (in thousands):

Asset Type	Estimated Fair Market Values

Steel marsh buggies	$ 560
Tractor drills	270
Bolivian assets	545

Total assets held for sale	$1,375

NOTE 11.     ACQUISITIONS

Effective October 31, 2000, the Company acquired Gulf Coast Resources, Inc., a seismic drilling support company, headquartered in Broussard, Louisiana. The aggregate purchase price was $3.7 million consisting of $0.8 million in cash and 3,907,469 shares of common stock valued at $2.9 million. The Company has the right to purchase 257,472 of the shares issued for $231,725 plus interest at 8% through June 2001. The excess cost over the estimated fair value of the net assets resulted in goodwill of approximately $2.1 million which is being amortized on a straight line basis over 25 years. The Company's pro forma results as though the Gulf Coast Resources transaction had taken place on January 1, 2000 would have resulted in revenues (in thousands), net loss (in thousands) and basic earnings per share of $6,233, $(3,562) and $(0.22), respectively, for the quarter ended March 31, 2000.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed under the heading "Forward-Looking Statements." "Forward looking statements" provided by the Company pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

            This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

            During 1998, with the reduction in the price of oil and gas, the Company began to experience a decrease in demand for its services. This decrease in operating activity and corresponding decrease in revenue resulted in the Company cutting back its operations through a series of cost reduction activities during the later half of 1998, 1999 and the first half of 2000. In addition, the Company began negotiations for extensions of maturity on its long-term debt that matured in 1999 and 2000. In the last half of 2000, the Company began to experience an increase in bidding activity from its customers. During the fourth quarter of 2000, the Company was able to complete a financial restructuring through the renegotiation of its secured debt together with the raising of additional equity capital. These transactions are discussed in more detail in Liquidity and Capital Resources.

            Seasonality and Weather Risks. The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours.

            Discontinued Operations. The Company maintains a fleet of aircraft, aviation and turbine engine inventories and miscellaneous flight and other equipment used in providing aviation services to its customers. During 1999, the Company adopted a plan to discontinue the aviation division and therefore reported the results of the aviation division as a discontinued operation. During 2000, the Company abandoned the plan to dispose of the aviation division and accordingly reported the results of the aviation division as part of the continuing operations of the Company for the periods ended March 31, 2000 and March 31, 2001. The Company did, however, decide to reduce the number of aircraft it leases to more properly match its supply with demand. Since December 31, 2000 the Company sold five of its aircraft and is currently planning to sell four additional aircraft, which will reduce its fleet to ten aircraft.

Results of Operations	Three months ended March 31,
	2001	2000

Operating revenue	$ 4,212	$ 5,810
Operating expense	4,797	6,852

Gross profit	(585)	(1,042)
General and administrative expenses	855	1,723
Asset impairment and other charges	180	26

Operating loss	(1,620)	(2,792)
Interest expense	647	687
Other income (expense)	7,521	(36)

Income (loss) before income taxes	5,254	(3,514)
Income tax benefit	---	---

Net income (loss), including minority interest	5,254	(3,514)
Minority interest	---	(5)

Net income (loss)	$ 5,254	$ (3,509)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

             Operating revenues decreased 28%, or $1.6 million, from $5.8 million for the three months ended March 31, 2000 to $4.2 million for the three months ended March 31, 2001. Drilling revenues increased 10%, or $0.3 million, to $3.3 million for the three months ended March 31, 2001 from $3.0 million for the three months ended March 31, 2000; however, survey and aviation revenues decreased 75% to $0.3 million and 63% to $0.6 million, respectively, for the three months ended March 31, 2001 compared to the same period in 2000.

            Operating expenses decreased 30%, or $2.1 million, from $6.9 million for the three months ended March 31, 2000 to $4.8 million for the three months ended March 31, 2001. Declines in payroll costs accounted for one third of this decrease as operating payroll expense decreased from $2.9 million to $2.2 million for the three months ended March 31, 2000 and 2001, respectively. The decrease in overall activity has resulted in a corresponding decrease in the number of personnel employed by the Company, as the average number of field employees has declined to 161 for the three months ended March 31, 2001 compared to 246 for the three months ended March 31, 2000. The remaining decrease in operating expenses in the first quarter of 2001 as compared to the first quarter of 2000 is related to decreases in rentals, leases and charters of $0.8 million and decreases of $0.1 million each in repairs and maintenance, explosives, fuel and oil, and insurance.

            Gross profit margins were (18)% and (14)% for the three months ended March 31, 2000 and 2001, respectively. The variance is attributable to substantially lower domestic revenues relative to the fixed costs of the Company's Drilling segment.  The Company anticipates a positive gross profit for the three months ended June 30, 2001.

            General and administrative expenses decreased $0.8 million from $1.7 million for the three months ended March 31, 2000 to $0.9 million for the three months ended March 31, 2001, a 47% decrease. Payroll costs decreased $0.6 million from $0.9 million for the first quarter of 2000 to $0.3 million for the first quarter of 2001. These decreases are due primarily to lower personnel levels as the average number of administrative employees declined to 27 for the three months ended March 31, 2001, from 38 for the three months ended March 31, 2000. Amortization decreased $0.1 million, from $0.1 million for the three months ended March 31, 2001 due to the writeoff of substantially all of the Company's goodwill in 2000. Rentals and leases, and insurance also decreased $0.1 million each due to the decline in market activity, while investor relations increased $0.1 million due to expenses associated with the equity raise completed in the last quarter of 2000.

            Asset impairment charges were $0.2 million in the three months ended March 31, 2001 (see Note 10).

            Interest expense decreased $0.1 million from $0.7 million for the three month period ended March 31, 2000 to $0.6 million for the three month period ended March 31, 2001, due to lower average debt during the periods.

            Due to the Company's recent history of operating losses, the Company recorded a valuation allowance during the periods against the Company's net operating loss carry-forwards, which has resulted in the Company's not reporting any income tax expense or benefit during the periods ended March 31, 2000 and 2001.  The Company anticipates that this will continue until such time that the Company can sustain enough operating profit to utilize all or part of the Company's net operating loss carry-forwards.

Liquidity and Capital Resources

            During the later half of 2000 and through the first quarter of 2001, the Company significantly improved its capital structure and future liquidity prospects by experiencing an increase in customer bidding activity, receiving a series of new capital contributions, becoming entitled to receive a significant life insurance settlement and completing and committing to complete a series of financial restructurings. During the fourth quarter of 2000 and the first quarter of 2001, the Company successfully raised $5.1 million of new equity capital and, due to the death of the Company's CEO, received $7.5 million from a key-man life insurance policy. Upon receipt of these insurance proceeds, the Company repaid approximately $2.0 million of secured indebtedness; agreed to the elimination of all remaining subordinated debt to an affiliate by the payment of approximately $1.0 million and the issuance of shares of a new series of preferred stock; extended the maturity date 8-months to August 31, 2002 for all of the Company's secured indebtedness outstanding; and reduced the interest rate by 1.5% on approximately $6.9 million of this secured indebtedness. The number of preferred shares to be issued to the affiliate will be 100 shares for each $1,000 of principal and interest owed on the date of the exchange, which the Company estimates will be approximately $4.6 million.

            In the years ended December 31, 1999 and 2000, the Company privately placed a total of $7.5 million and $3.4 million in subordinated debentures with an affiliate of the Company. The debentures have interest rates of either a fixed rate of 12% or a rate that starts at 12% and escalates over the life of the note to 20%. The debentures are due five years from the date of issuance with interest payable quarterly. In connection with these debentures, the Company issued warrants to purchase 5,738,500 shares of the Company's common stock. The warrants have vesting periods from immediate vesting to four years and exercise prices from $0.75 to $5.00 The Company recorded each warrant at its relative fair value at date of issuance. The fair value of the warrants is included as paid in capital with the associated discount of the debt being amortized as additional interest expense.

            In July 2000 the Company entered into a series of transactions with an affiliate that enabled the Company to factor, with recourse to the Company, substantially all of the trade receivables of a major customer totaling approximately $1.0 million, which had become ineligible under the terms of the Company's revolving credit facility. These transactions included the forgiveness of $1.0 million in principal on the oldest subordinated debt owed by the Company to the affiliate in exchange for the Company transferring ownership rights and title to the affiliate of approximately $1.0 million in trade receivables of the major customer. The Company incurred a fixed interest rate charge of 1.5% on the $1.0 million in principal advanced against the trade receivables transferred and will incur interest at the prime rate of interest plus two percentage points on the balance outstanding until such time as the trade receivables have been fully paid by the major customer. The Company has guaranteed repayment of the trade receivables and as of December 2000, has received $0.8 of the $1.0 million due. The remaining $0.2 million has been classified as subordinated debt.

            On October 31, 2000, the Company completed the sale of approximately 6.9 million shares of common stock for approximately $4.3 million through a private placement offering. The purchasers of the common stock also received options to acquire an approximate 2.8 million shares of common stock at an exercise price of $0.75 per share. The private placement gave the shareholders the right to put their stock back to the Company in the event of the death of the Company's CEO. To secure this put right, the Company purchased key-man life insurance in the amount of $7.5 million on the CEO.

            On October 31, 2000 the Company also issued an additional 800 shares of Series A Preferred Stock for $0.8 million in cash and in November 2000, the Company converted approximately $4.6 million of subordinated debt to 4,550 shares of Series A Preferred Stock (See Note 5). This conversion reduced the amount of outstanding subordinated debentures to $5.5 million at December 31, 2000. In connection with the completion of these capital transactions, the Company reached agreements with its secured lenders to extend the maturity dates of approximately $13 million in outstanding indebtedness until January 2002.

            The proceeds from the sales of stock were used to repay $1.3 million of secured indebtedness and repay a portion of the Company's negative working capital balance.

            Since December 31, 2000 the Company has arranged the sale of five of its leased aircraft. Gains incurred upon the sale of these aircraft are applied to the total lease obligation while losses are payable by the Company to the lessor upon the sale of the aircraft. While the Company's current lease payments have not changed as a result of the sale of these aircraft, upon the sale of any additional aircraft, the Company expects to amend the lease agreement, resulting in reduced monthly lease payments for the remaining aircraft.

                On February 10, 2001, the Company's CEO was killed in a private aircraft accident. As a result of this event, on April 13, 2001 the Company received $7.5 million of proceeds from the life insurance policy purchased in connection with the private placement discussed above, and has received waivers from all of the private placement shareholders of their interests in the life insurance proceeds. Upon the Company's receipt of the life insurance proceeds, the Company and its secured lenders  modified the existing credit agreements, extending the maturity dates to August 31, 2002 from January 2002. Additionally, the Company negotiated an interest rate reduction on $6.9 million of indebtedness from prime plus 3% to prime plus 1.5%. The Company also repaid $2.0 million of existing term indebtedness with a portion of the proceeds and agreed to convert all remaining subordinated debt outstanding to preferred stock. The Company is currently negotiating a similar interest rate reduction on the remaining secured debt outstanding.

            As of March 31, 2001, the Company had outstanding, after the aforementioned transaction, $6.0 million of subordinated debentures of which $0.8 million have interest rates of 12% and $5.2 million have interest rates that escalate up to 20% over the life of the instrument. Debentures in the amount of $3.0 million mature in 2004, $2.5 million mature in 2005, and $0.5 million mature in 2006. The accrued interest outstanding on the subordinated debentures was approximately $1.8 million at March 31, 2001.

            At March 31, 2001, the Company had approximately $0.4 million in cash compared to approximately $0.3 million at March 31, 2000. The Company had working capital of approximately $2.3 million at March 31, 2001, compared to approximately ($10.2) million at March 31, 2000. The increase in working capital is partly due to the reclassification of a significant portion of the Company's long-term debt from current debt due to maturity dates being extended to August 2002 for certain agreements, as well as actual payments of debt and increases in accounts receivable.

            Cash used in operating activities was $1.5 million each for the three months ended March 31, 2001 and 2000. The largest contributing factors were the Company's net loss for the three months ended March 31, 2000 and the increase in receivables in the three months ended March 31, 2001.

            Subsequent to March 2001, the Company also reached an agreement in principle with the holders of its outstanding subordinated debt whereby the Company would pay $1.0 million and issue shares of a new series of preferred stock to satisfy all outstanding principal and interest owed under the agreements. The number of shares to be issued will be 100 shares per $1,000 of principal and interest owed on the date of the exchange, which the Company estimates will be approximately $4.6 million.

            The Company's primary credit facility (as amended March 31, 2001) provides the Company with a $4.9 million term loan and a maximum $5.0 million revolving line of credit to finance working capital requirements. The loans under this facility bear interest at prime plus 1.5% and have a final maturity of August 31, 2002. As of March 31, 2001 (prior to the $2.0 million payment on this loan that occurred in conjunction with the receipt of the life insurance proceeds received in April 2001), the Company had approximately $10.2 million outstanding under this facility ($6.9 million on the term loan and $3.3 million on the revolving line of credit).

            At March 31, 2001, the Company also had approximately $3.1 million in other loans outstanding, including approximately $2.8 million in outstanding debt pursuant to agreements with a financing company. This loan is an asset-based financing loan bearing interest at prime plus 3.0%. As previously mentioned, the Company has negotiated an extension of the maturity date to August 31, 2002 from January 31, 2002.

            Historically, the Company's capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and business acquisitions. The Company made no capital expenditures to purchase or construct new assets during the year ended December 31, 2000 and has made less than $0.1 million in the first quarter of 2001. The Company did, however, acquire $1.1 million of fixed assets of Gulf Coast Resources in November 2000 (See Note 11). The Company has no material commitments outstanding for expenditures nor does the Company anticipate acquiring a significant amount of capital assets in 2001.

            The Company believes that cash flow generated from operations in 2001, together with the $7.5 million of proceeds from the life insurance policy will be sufficient to fund the working capital needs and debt service requirements of the Company for at least the remaining months of 2001.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

            There have been no significant changes in our market risks since the year ended December 31, 2000. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended by Articles of Amendment dated April 26, 2000 (1)
3.2	Bylaws of the Company, as amended through August 4, 2000 (1)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.
4.2	Specimen Common Stock Certificate (2)
10.1	First Amendment to Third Amended and Restated Loan Agreement, by and among the Company, certain of the subsidiaries and Hibernia National Bank, dated March 31, 2001

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,2000
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333- 36561).
(b)	Reports on Form 8-K
None.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.
Dated: May 15, 2001	/S/ JAMES C. ECKERT James C. Eckert President and Chief Executive Officer

Dated: May 15, 2001	/S/ BURTON T. ZAUNBRECHER Burton T. Zaunbrecher Executive Vice President, Chief Operating Officer and Treasurer