Form 10-Q
period 2001-06-30
OMNI ENERGY SERVICES CORP
filed 2001-08-14
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended June 30, 2001

                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period _________ to _________


                         COMMISSION FILE NUMBER 0-23383


                           OMNI ENERGY SERVICES CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               LOUISIANA
    (STATE OR OTHER JURISDICTION OF                    72-1395273
    INCORPORATION OR ORGANIZATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)



     4500 N.E. EVANGELINE THRUWAY
          CARENCRO, LOUISIANA                             70520
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


     Registrant's telephone number, including area code:   (337) 896-6664


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

      As of August 7, 2001 there were 27,017,974 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                 (In thousands)


                                                       June 30,        December 31,
ASSETS                                                  2001               2000
                                                     -----------      --------------
                                                               (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                        $    83           $   317
      Accounts receivable, net                           4,535             3,329
      Parts and supplies inventory                       2,207             2,649
      Prepaid expenses                                     603             1,086
      Assets held for sale                               1,321             1,678
                                                       -------           -------
           Total current assets                          8,749             9,059
                                                       -------           -------

PROPERTY AND EQUIPMENT:
      Land                                                 359               359
      Buildings and improvements                         4,505             4,505
      Drilling, field and support equipment             25,067            25,102
      Shop equipment                                       374               374
      Office equipment                                   1,489             1,485
      Vehicles                                           2,394             2,248
        Construction in progress                            58                74
                                                       -------           -------
                                                        34,246            34,147
      Less: accumulated depreciation                    12,284            10,721
                                                       -------           -------
           Total property and equipment, net            21,962            23,426
                                                       -------           -------

OTHER ASSETS:
      Goodwill, net                                      2,009             2,059
      Other                                                508                80
                                                       -------           -------
           Total other assets                            2,517             2,139
                                                       -------           -------
           Total assets                                $33,228           $34,624
                                                       =======           =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                    (In thousands, except per share amounts)


                                                               June 30,       December 31,
LIABILITIES AND EQUITY                                           2001            2000
                                                             -----------    ---------------
                                                                      (unaudited)
CURRENT LIABILITIES:
      Current maturities of long-term debt                     $  1,731        $  2,068
      Line of credit                                                454           1,688
      Accounts payable                                            2,695           3,162
      Accrued expenses                                            1,987           2,578
      Sales tax payable                                           1,337           1,355
      Due to affiliate                                              175              --
      Accrued interest                                               10           1,586
                                                               --------        --------
           Total current liabilities                              8,389          12,437
                                                               --------        --------

LONG-TERM LIABILITIES:
      Long-term debt, less current maturities                     5,692           8,500
      Subordinated debt                                              --           5,448
                                                               --------        --------
           Total long-term liabilities                            5,692          13,948
                                                               --------        --------
TOTAL LIABILITIES                                                14,081          26,385
                                                               --------        --------

MINORITY INTEREST                                                   221             221
                                                               --------        --------

EQUITY:
      Common Stock, $.01 par value, 45,000,000
           shares authorized; 27,007,974 and
           26,911,724, issued and outstanding
           as of June 30, 2001 and
           December 31, 2000, respectively                          270             269
      Preferred Stock, Series A, 7,500 shares
          issued and outstanding as of June 30, 2001
          and December 31, 2000; Series B, 4,600
          shares issued and outstanding as of
          June 30, 2001                                          12,100           7,500
      Additional paid-in capital                                 55,271          54,406
      Accumulated deficit                                       (48,670)        (54,121)
      Cumulative translation adjustment                             (45)            (36)
                                                               --------        --------
           Total equity                                          18,926           8,018
                                                               --------        --------
           Total liabilities and equity                        $ 33,228        $ 34,624
                                                               ========        ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   --------------------------           ---------------------------
                                                     2001              2000               2001               2000
                                                   --------          --------           --------           --------
                                                           (Unaudited)                          (Unaudited)
Operating revenue                                  $  5,985          $  3,238           $ 10,197           $  9,048
Operating expenses                                    5,225             4,548             10,022             11,401
                                                   --------          --------           --------           --------
      Gross profit (loss)                               760            (1,310)               175             (2,353)

General and administrative expenses                     458             1,283              1,313              3,006
Asset impairment charges                                 --                --                180                 26
                                                   --------          --------           --------           --------
      Operating income (loss)                           302            (2,593)            (1,318)            (5,385)


Interest expense                                        278               727                925              1,415
Other income (expense)                                  172                 4              7,693                (30)
                                                   --------          --------           --------           --------
                                                        106               723              6,768              1,445
                                                   --------          --------           --------           --------
      Income (loss) before taxes                        196            (3,316)             5,450             (6,830)

Income tax expense (benefit)                             --                --                 --                 --
                                                   --------          --------           --------           --------
Net income (loss), before
       Minority interest                                196            (3,316)             5,450             (6,830)
Loss of minority interest                                --                (5)                --                (10)
                                                   --------          --------           --------           --------
Net income (loss)                                  $    196          $ (3,311)          $  5,450           $ (6,820)
                                                   ========          ========           ========           ========


Basic net income (loss) per share:                 $   0.01          $  (0.21)          $   0.20           $  (0.43)
Diluted net income (loss) per share:               $   0.01          $  (0.21)          $   0.18           $  (0.43)


Weighted average shares outstanding:
      Basic                                          26,957            15,994             26,947             15,987
      Diluted                                        30,234            15,994             30,449             15,987


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------
                                                                            2001             2000
                                                                          -------          -------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $ 5,450          $(6,820)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities-
   Depreciation                                                             1,609            1,817
   Amortization                                                                76              262
   (Gain) loss on fixed asset disposition                                     (78)              34
   Asset impairment and other charges                                         180               --
   Provision for bad debts                                                     59               --
   Minority interest                                                           --              (10)
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
      Receivables-
        Trade                                                                (763)            (173)
        Other                                                                (511)             482
      Inventory                                                               442               72
      Prepaid expenses                                                        483              877
      Assets held for sale                                                    357               --
      Other                                                                  (635)            (120)
   Increase (decrease) in liabilities-
      Accounts payable                                                       (206)             981
      Accrued expenses                                                       (616)             393
      Due to affiliate                                                        175               --
                                                                          -------          -------
        Net cash provided by (used in) operating activities                 6,022           (2,205)
                                                                          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of fixed assets                                     117              171

   Purchase of fixed assets                                                  (183)              --
                                                                          -------          -------
        Net cash provided by (used in) investing activities                   (66)             171
                                                                          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from subordinated debt                                         (3,209)           1,000
   Repayment of subordinated debt                                           1,500               --
   Proceeds from issuance of preferred stock                                   --            1,150
   Proceeds from issuance of long-term debt                                   311               --
   Principal payments on long-term debt                                    (3,456)          (1,089)
   Proceeds from issuance of common stock                                    (101)              --
   Net borrowings (payments) on line of credit                             (1,235)           1,140
                                                                          -------          -------
      Net cash provided by  (used in) financing activities                 (6,190)           2,201
                                                                          -------          -------

NET INCREASE (DECREASE) IN CASH                                              (234)             167
CASH, at beginning of period                                                  317              104
                                                                          -------          -------
CASH, at end of period                                                    $    83          $   271
                                                                          =======          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID FOR INTEREST                                                    $   234          $   930
                                                                          =======          =======
CASH PAID FOR TAXES                                                       $    --          $    --
                                                                          =======          =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

NOTE 2.  EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. For the three and six month periods ended June 30, 2001, the Company had dilutive stock options and warrants of approximately 3,276,297 and 3,511,644 shares, respectively, which were assumed exercised using the treasury stock method.

The Company had 391,413 and 291,413 options outstanding for the three months and six months ended June 30, 2001, respectively, that were excluded from the calculation of diluted EPS because of their antidilutive impact. On the same basis, warrants to purchase 704,167 shares of common stock were also excluded for both the three months and six months ended June 30, 2001.

NOTE 3.  LONG-TERM DEBT

The Company's primary credit facility (the "Hibernia Facility") was amended in March 2001 to provide the Company with a credit facility consisting of a $4.9 million term loan and a $5.0 million revolving line of credit for working capital requirements. The outstanding principal balance under the term loan is paid at a rate of $0.1 million per month plus accrued interest. Interest accrues and is paid weekly on both loans at the prime interest rate plus 1.5%. As of June 30, 2001 outstanding borrowings under the term loan and revolving line of credit were $4.5 million and $0.5 million, respectively. The Hibernia Facility matures August 2002 but the Company expects to renegotiate the maturity date of its credit facility during the third quarter of 2001.

As of June 30, 2001, the Company had $2.7 million outstanding under its assets-based equipment financing agreement with The CIT Group (the "CIT Loan"). The CIT Loan is paid at a rate of approximately $0.1 million per month, including interest accruing at the prime interest rate plus 3%, and matures August 2002. The CIT Loan is secured by certain seismic drilling units and support equipment. The Company also expects to renegotiate the maturity date of this asset-based credit facility during the third quarter of 2001.

The Hibernia facility and the CIT loan contain customary financial covenants requiring, among other things, minimum levels of EBITDA, working capital and debt to EBITDA ratios. As of June 30, 2001 the Company was in compliance with all of the financial covenants. The Company believes that it will maintain compliance with all of its covenants throughout all of 2001.

During the years ended December 31, 1999 and 2000 and the six months ended June 30, 2001, the Company privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum.

In November 2000, the Company and the affiliate agreed to convert $4.6 million of the subordinated debentures into the Company's 8%, Series A Preferred Stock. In April 2001, the Company agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's 8%, Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than income in the accompanying financial statements.

In connection with the original issuance of the subordinated debentures, the Company issued to the affiliate detachable warrants to purchase 5,738,500 shares of the Company's common stock of which 1,900,000 have been cancelled. The warrants have various vesting periods up to four years with exercise prices ranging from $0.75 to $2.00 per share. The Company has recorded each warrant at its relative fair value at its date of issuance and included this amount as additional paid in capital with the associated discount of the debt being amortized as additional interest expense.

In July 2000 the Company entered into a series of transactions with the same affiliate that enabled the Company to factor, with recourse to the Company, substantially all of the trade receivables of a major customer totaling approximately $1.0 million, which had become ineligible under the terms of the Company's revolving credit facility with a bank. The Company guaranteed repayment of the trade receivables and as of June 30, 2001 is liable to the affiliate for approximately $0.2 million, which is payable in 12 equal monthly installments commencing August 15, 2001.

NOTE 4. PREFERRED STOCK

The Series A preferred stock has an 8% cumulative dividend rate, is convertible into common stock with a conversion rate of $0.75, is redeemable at the option of the Company at par plus accrued dividends, contains a liquidation preference of $1,000 per share and has voting rights on all matters submitted to a vote of the Company's shareholders, and separate voting rights with respect to matters that would affect the rights of the holders of the preferred stock, with the aggregate voting rights of the affiliate limited to 49% of the Company's total outstanding common and preferred shares with voting rights. In respect to the preferred stock, the affiliate has agreed to waive their conversion rights until the Company's future cash flow from operations (as defined) for the preceding twelve months reaches a mutually agreed upon level, after debt service, and in no event prior to August 2003. The Company and the affiliate have also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. As of April 2001 there are no dividends in arrears relating to the outstanding preferred shares.

In April 2001, the Company issued 4,600 shares of Series B preferred stock to an affiliate of the Company in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). The Series B preferred stock has an 8% cumulative dividend rate, is convertible into common stock with an initial conversion rate of $1.25, is redeemable at the option of the Company at par plus accrued dividends, contains a liquidation preference of $1,000 per share and has no voting rights. In respect to the preferred stock, the affiliate has agreed to waive their conversion rights until the Company's future cash flow from operations (as defined) for the preceding twelve months reaches a mutually agreed upon level, after debt service, and in no event before August 2003. The Company and the affiliate have also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. As of April 2001 there are no dividends in arrears relating to the outstanding preferred shares.

At June 30, 2001 the Company had a total of 12,100 shares of preferred stock outstanding, consisting of 7,500 shares of Series A preferred stock and 4,600 shares of Series B preferred stock, at a total liquidation value of $12.1 million.

NOTE 5.  COMPREHENSIVE INCOME

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):


                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------      -----------------------------
                                                     2001              2000             2001               2000
                                                    -------          -------           -------           -------
Net Income (Loss)                                   $   196          $(3,316)          $ 5,450           $(6,830)
Other Comprehensive Income:
Foreign currency translation adjustments                 33              (18)               (8)              (18)
                                                    -------          -------           -------           -------
Comprehensive Income (Loss)                         $   229          $(3,334)          $ 5,442           $(6,848)
                                                    =======          =======           =======           =======


NOTE 6.  SEGMENT INFORMATION

The following shows industry segment information for its four operating segments
- Drilling, Aviation, Survey, and Permitting for the three and six month periods ended June 30, 2001 and 2000:


                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                         ----------------------------  ---------------------------
                                              2001          2000           2001          2000
                                            -------        -------       -------        -------
Operating revenues: (1)(2)
   Drilling                                 $ 4,642        $ 1,433       $ 7,936        $ 4,405
   Aviation                                     798          1,797         1,349          3,405
   Survey                                       205              8           482          1,238
   Permitting                                   340             --           430             --
                                            -------        -------       -------        -------
      Total                                 $ 5,985        $ 3,238       $10,197        $ 9,048
                                            =======        =======       =======        =======

(1) Net of inter-segment revenues of $0.1 million for the three and six month periods ended June 30, 2001.

(2) The Company's Permitting Division commenced operations during the first quarter of 2001.

                                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                              ---------------------------           ---------------------------
                                                2001               2000               2001               2000
                                              --------           --------           --------           --------
Gross profit (loss):
   Drilling                                   $  1,033           $   (913)          $    862           $ (1,462)
   Aviation                                       (131)              (122)              (460)              (450)
   Survey                                          (64)              (184)              (132)              (222)
   Permitting                                       49                 --                 58                 --
   Other                                          (127)               (91)              (153)              (219)
                                              --------           --------           --------           --------
      Total                                   $    760           $ (1,310)          $    175           $ (2,353)


General and administrative expenses                458              1,283              1,313              3,006
Asset impairment                                    --                 --                180                 26
Other expense (income), net                        106                723             (6,768)             1,445
                                              --------           --------           --------           --------
Income (loss) before taxes                    $    196           $ (3,316)          $  5,450           $ (6,830)
                                              ========           ========           ========           ========



Identifiable Assets:
   Drilling                                   $ 22,574           $ 27,994
   Aviation                                      1,222              2,433
   Survey                                        1,849              5,296
   Permitting                                       --                 --
   Other                                         7,583             12,006
                                              --------           --------
      Total                                   $ 33,228           $ 47,729
                                              ========           ========

Capital Expenditures:
   Drilling                                   $    191           $     --           $    195           $     --
   Aviation                                         --                 --                 --                 --
   Survey                                           --                 --                 --                 --
   Permitting                                       --                 --                 --                 --
   Other                                             4                 --                  4                 --
                                              --------           --------           --------           --------
      Total                                   $    195           $     --           $    199           $     --
                                              ========           ========           ========           ========


In November 1999, Omni adopted a formal plan to dispose of its aviation division, which was comprised of 20 leased aircraft, aviation and turbine engine inventories and miscellaneous flight and other equipment. In November 2000, the Company elected to renew its focus on its aviation division given the anticipated market recovery in the oil and gas industry and determined it would not discontinue this service line at this time. Management decided to reorganize the aviation division to better align it with other divisions in the Company. Therefore, the June 30, 2000 and June 30, 2001 financial statements include the assets, liabilities and results of operations of the aviation division in continuing operations.

NOTE 7.  RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2000. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. Upon adoption, the Company will be required to cease amortization of its remaining net goodwill balance and will be required to perform impairment tests based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill which was approximately $26,000 and $48,000 for the three and six months ended June 30, 2001, will cease upon adoption. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements because the Company does not have any assets that require retirement obligations.

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

GENERAL

      DEMAND. Demand for the Company's services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data. The level of activity among geophysical companies is primarily influenced by the level of capital expenditures by oil and gas companies for seismic data acquisition activities. A number of factors affect the decision of oil and gas companies to pursue the acquisition of seismic data, including (i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies' interest in obtaining the information is also a factor, as some geophysical companies will acquire seismic data on a speculative basis.

      Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool resulted in significantly increased seismic activity throughout the Company's primary market, which includes the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"). Due to this increased demand, the Company significantly increased its capacity, primarily through acquisition, as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services and adversely affected results of operations. For the three months ended June 30, 2001 and 2000, the Company's operating revenues and net income (loss) were $6.0 million and $3.2 million, and $0.2 million and $(3.3) million, respectively.

      The Company curtailed its expansion strategy in the last half of 1998 in response to industry conditions and the short-term outlook. Management is continuing its efforts to adjust its operations to current market conditions by closely monitoring the expenses of its operating segments and corporate overhead. During 2001, the Company requested and received from its primary secured creditors extensions of maturities, until August 31, 2002. Management is continuing to explore opportunities for restructuring its indebtedness and alternative financing and capital opportunities.

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


Results of Operations                                   Three months ended June 30,       Six months ended June 30,
                                                       -----------------------------     ---------------------------
                                                           2001            2000             2001             2000
                                                         --------        --------         --------         --------
Operating revenue ...................................    $  5,985        $  3,238         $ 10,197         $  9,048
Operating expense ...................................       5,225           4,548           10,022           11,401
                                                         --------        --------         --------         --------
Gross profit ........................................         760          (1,310)             175           (2,353)
General and administrative expenses .................         458           1,283            1,313            3,006
Asset impairment charges ............................          --              --              180               26
                                                         --------        --------         --------         --------
Operating income (loss) .............................         302          (2,593)          (1,318)          (5,385)
Interest expense ....................................         278             727              925            1,415
Other income (expense) ..............................         172               4            7,693              (30)
                                                         --------        --------         --------         --------
Income (loss) before income taxes ...................         196          (3,316)           5,450           (6,830)
Income tax benefit ..................................          --              --               --               --
                                                         --------        --------         --------         --------
Net income (loss), including minority interest ......         196          (3,316)           5,450           (6,830)

Minority interest ...................................          --              (5)              --              (10)
                                                         --------        --------         --------         --------
Net income (loss) ...................................    $    196        $ (3,311)        $  5,450         $ (6,820)
                                                         ========        ========         ========         ========

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Operating revenues increased 88%, or $2.8 million, from $3.2 million for the three months ended June 30, 2000 to $6.0 for the three months ended June 30, 2001. The increase in revenues was principally due to an increase in seismic related activities. Drilling and survey revenues increased $3.2 million and $0.2 million, respectively, for the quarter ended June 30, 2001 as compared to the same three month period ended June 30, 2000. Additionally, the Company commenced the operations of its permitting division during the first quarter of 2001 and reported revenues of $0.3 million during the second quarter of 2001. No corresponding permitting revenues were reported for the second quarter ended June 30, 2000. These operating revenue increases were offset by a $1.0 million decline in the Company's aviation revenues from $1.8 million in 2000 to $0.8 million for the second quarter 2001. The decline is principally attributable to fewer billable flight hours being flown during the quarter ended June 30, 2001 as compared to the same period ended June 30, 2000.

      Operating expenses increased 16%, or $0.7 million, from $4.5 million for the three months ended June 30, 2000 to $5.2 million for the three months ended June 30, 2001. This increase is principally attributable to higher operating payroll and payroll related costs, which increased $0.6 million from $1.5 million to $2.1 million for the three month periods ended June 30, 2000 and 2001, respectively. The Company's average number of field personnel increased by 33 from 134 field operating employees during the second quarter of 2000 to 167 field operating employees during the same three month period ended 2001. The Company currently utilizes third parties to perform survey and permitting services. Accordingly, third party contract services increased $0.5 million during the three months ended June 30, 2001 as compared to June 30, 2000.

      Increases in operating expenses were offset by a $0.3 million decline in the Company's rental and lease expenses, a $0.1 million decline in the Company's property and casualty insurance and a $0.1 million decline in the Company's depreciation costs. The decline in rental and lease costs and property and casualty insurance costs were both principally attributable to a reduction in the number of helicopters leased from third parties. The decline in depreciation costs between the second quarter of 2001 and the second quarter 2000 resulted from reductions in the Company's fleet of operating equipment.

      Gross profit margins were 13% for the three month period ended June 30, 2001 as compared to (40%) for the three month period ended June 30, 2000. The increase in profit margins in 2001 as compared to 2000 was attributable to a combination of significantly greater domestic revenues resulting from increased seismic activity, higher prices obtained for services rendered by the Company and implementation of stringent controls over and a restructuring of the Company's field operating expenses.

      General and administrative expenses decreased $0.8 million from $1.3 million for the three months ended June 30, 2000 to $0.5 million for the three months ended June 30, 2001. Payroll and payroll related costs accounted for $0.2 million of this decline. The average number of administrative employees declined from 37 during the second quarter of 2000 to 24 for the same three month period ended June 30, 2001. Additionally, the compensation levels of the Company's current management are at base compensation rates significantly lower than the rates of the Company's previous management. During the three month period ended June 30, 2001, the Company also renegotiated certain vendor and lease agreements at terms more favorable than those agreements previously in existence during the second quarter of 2000, resulting in a savings of approximately $0.3 million.

      Interest expense decreased $0.4 million from $0.7 million for the three month period ended June 30, 2000 to $0.3 million for the three month period ended June 30, 2001. This decline resulted from lower average outstanding indebtedness at lower average interest rates during the period (See Liquidity and Capital Resources).

      The Company recognized no income tax expense on its income during 2001 as it expects to utilize its net operating loss carryforwards, which have been reserved in prior periods, to offset its taxable income during 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      Operating revenues increased 13%, or $1.2 million, from $9.0 million for the six months ended June 30, 2000 to $10.2 million for the six months ended June 30, 2001. Revenues from the Company's drilling and survey operations increased $2.8 million principally as a result of an increase in drilling revenues which more than offset a decline in survey revenues. The $3.5 million increase in drilling revenues for the six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000 resulted from increased seismic activity. The $0.7 million decrease in survey revenues over this same period can be attributed to the Company's decision to concentrate its personnel, equipment and its available working capital into more profitable segments of the seismic industry.

      For the six months ended June 30, 2001 the Company's newly formed permitting division reported revenues of $0.4 with no revenues reported for the corresponding period in 2000. Aviation revenues declined $2.1 million for the six months ended June 30, 2001 versus the same period of 2000 primarily as a result of a decrease in the number of flight hours billed between the periods.

      Operating expenses decreased 12%, or $1.4 million, from $11.4 million for the six months ended June 30, 2000 to $10.0 million for the six months ended June 30, 2001. As a result of increased drilling activity for the seismic industry, explosive supplies used in the drilling operations increased $0.2 million for the six months ended June 30, 2001 as compared to the same six month period ended 2000. Contracting services increased $0.5 million during the six month period ended 2001 as compared to the same six month period ended 2000 principally as a result of the commencement of the Company's newly formed permitting division. These increases were more than offset by a $1.4 million decrease in the rental expense and related insurance expense on leased aviation equipment resulting from fewer helicopters being leased from third parties during the first half of 2001 as compared to the same six month period ended June 30, 2000. Depreciation expense decreased $0.2 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 because of an overall reduction in the level of the Company's operating equipment.

      Gross profit margins were 2% and (27%) for the six months ended June 30, 2001 and 2000, respectively. The improvement in the profit margins is a direct result of increased business activity in the Company's more profitable business segments, increased prices received for the services provided by the Company and more stringent controls on operating expenses.

      General and administrative expenses decreased $1.7 million, or 57%, from $3.0 for the six months ended June 30, 2000 to $1.3 million for the six months ended June 30, 2001. Payroll and payroll related costs accounted for 41% of this decrease, or $0.7 million, declining from $1.4 million for the first half of 2000 to $0.7 million the same period of 2001. This decrease is due to a 32% decrease in the average number of administrative employees between the periods, as well as significantly reduced base compensation levels of the Company's management. The Company realized approximately $0.6 million in savings during the six month period ended June 30, 2001 from renegotiating certain lease and vendor agreements with terms more favorable to the Company than those agreements for the six month period ended June 30, 2000. Amortization expense was reduced $0.2 million from the six month period ended June 30, 2000 to the same period of 2001 as a result of the Company's asset impairment charges taken in the third quarter of 2000.

      Restructuring and asset impairment charges increased $0.2 million due to revaluation of certain drilling equipment in 2001 with no corresponding charges for the same period in 2000.

      Interest expense decreased $0.5 million from $1.4 million for the six month period ended June 30, 2000 to $0.9 million for the six month period ended June 30, 2001. The reduction was a result of lower average debt outstanding coupled with lower average interest rates during the periods.

      The Company recognized no income tax expense on its income during 2001 as it expects to utilize its net operating loss carryforwards, which have been reserved in prior periods, to offset its taxable income during 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, the Company had approximately $0.1 million in cash as compared to approximately $0.3 million at December 31, 2000. The Company's working capital position increased $3.8 million to $0.4 million at June 30, 2001 from a working capital deficit of $(3.4) million at December 31, 2000. The increase in the Company's working capital position resulted from an overall increase in the Company's business activity and corresponding accounts receivable since the year ended December 31, 2000 coupled with reductions in the Company's outstanding indebtedness under its lines of credit and accrued interest.

      The Company's primary credit facility (the "Hibernia Facility") was amended in March 2001 to provide the Company with a credit facility consisting of a $4.9 million term loan and a $5.0 million revolving line of credit for working capital requirements. The outstanding principal balance under the term loan is paid at a rate of $0.1 million per month plus accrued interest. Interest accrues and is paid weekly on both loans at the prime interest rate plus 1.5%. As of June 30, 2001 outstanding borrowings under the term loan and revolving line of credit were $4.5 million and $0.5 million, respectively. Additional borrowings available under the Company's line of credit were $2.6 million as of June 30, 2001. The Hibernia Facility matures August 2002 but the Company expects to renegotiate the maturity date of its credit facility during the third quarter of 2001.

      As of June 30, 2001, the Company had $2.7 million outstanding under its assets-based equipment financing agreement with The CIT Group (the "CIT Loan"). The CIT Loan is paid at a rate of approximately $0.1 million per month, including interest accruing at the prime interest rate plus 3%, and matures August 2002. The CIT Loan is secured by certain seismic drilling units and support equipment. The Company also expects to renegotiate the maturity date of this asset-based credit facility during the third quarter of 2001. ......

      The Hibernia facility and the CIT loan contains customary financial covenants requiring, among other things, minimum levels of EBITDA, working capital and debt to EBITDA ratios. As of June 30, 2001 the Company was in compliance with all of the financial covenants. The Company believes that it will maintain compliance with all of its covenants throughout all of 2001.

      During the years ended December 31, 1999 and 2000 and the six months ended June 30, 2001, the Company privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum.

      In November 2000, the Company and the affiliate agreed to convert $4.6 million of the subordinated debentures into the Company's 8%, Series A Preferred Stock. In April 2001, the Company agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's 8%, Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than income in the accompanying financial statements.

      In connection with the original issuance of the subordinated debentures, the Company issued to the affiliate detachable warrants to purchase 5,738,500 shares of the Company's common stock of which 1,900,000 have been cancelled. The warrants have various vesting periods up to four years with exercise prices ranging from $0.75 to $2.00 per share. The Company has recorded each warrant at its relative fair value at its date of issuance and included this amount as additional paid in capital with the associated discount of the debt being amortized as additional interest expense.

      Currently, the Company expects minimal capital expenditures during the remainder of the year ending December 31, 2001. The Company believes that its current availability under its revolving credit facility, together with the working capital generated from its operations will be sufficient to fund operations until as least August 2002. However, as previously discussed, the Company's long-term debt agreements mature in August 2002. The Company expects to renegotiate the maturity dates of these agreements during its third quarter of this fiscal year.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting the Company's operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environment damage; the effect on the Company's performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico; and the Company's dependence on certain customers. These and other uncertainties related to the Company's business are described in detail in the Company's other public filings. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OMNI ENERGY SERVICES CORP.



Dated:   August 14, 2001             /s/ James C. Eckert
                                     -------------------------------
                                         James C. Eckert
                                         President and Chief Executive Officer



Dated:   August 14, 2001             /s/ Burton T. Zaunbrecher
                                     -------------------------------
                                         Burton T. Zaunbrecher
                                         Executive Vice President and
                                         Chief Operating Officer


Dated:   August 14, 2001             /s/ G. Darcy Klug
                                     -------------------------------
                                         G. Darcy Klug
                                         Chief Financial Officer

        OMNI ENERGY SERVICES CORP.


                                         EXHIBIT INDEX

        EXHIBIT
        NUMBER
       ----------

          3.1 Composite Articles of Incorporation of the Company (as of November 7, 2000) (1)

          3.2       Bylaws of the Company, as amended (2)

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

          4.2       Specimen Common Stock Certificate (3)


--------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).



                                       E-1