Form 10-Q
period 2001-09-30
OMNI ENERGY SERVICES CORP
filed 2001-11-09
CIK 1046212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended September 30, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period _______ to _______

                        COMMISSION FILE NUMBER 0-23383

                          OMNI ENERGY SERVICES CORP.
            (Exact name of registrant as specified in its charter)

          LOUISIANA                                   72-1395273
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 4500 N.E. EVANGELINE THRUWAY
     CARENCRO, LOUISIANA
    (Address of principal                               70520
      executive offices)                              (Zip Code)

     Registrant's telephone number, including area code:   (337) 896-6664

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 5, 2001 there were 27,242,974 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                (In thousands)


ASSETS                                                     September 30,         December 31,
------                                                          2001                 2000
                                                           -------------         ------------
                                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $   160              $   317
  Accounts receivable, net                                      6,501                3,329
  Parts and supplies inventory                                  2,142                2,649
  Prepaid expenses                                                933                1,086
  Assets held for sale                                          1,099                1,678
                                                              -------              -------
     Total current assets                                      10,835                9,059
                                                              -------              -------
PROPERTY AND EQUIPMENT:
  Land                                                            359                  359
  Buildings and improvements                                    4,505                4,505
  Drilling, field and support equipment                        25,034               25,102
  Shop equipment                                                  392                  374
  Office equipment                                              1,497                1,485
  Vehicles                                                      2,483                2,248
        Construction in progress                                   58                   74
                                                              -------              -------
                                                               34,328               34,147
  Less:  accumulated depreciation                              12,984               10,721
                                                              -------              -------
     Total property and equipment, net                         21,344               23,426
                                                              -------              -------
OTHER ASSETS:
  Goodwill, net                                                 2,032                2,059
  Other                                                           492                   80
                                                              -------              -------
     Total other assets                                         2,524                2,139
                                                              -------              -------
     Total assets                                             $34,703              $34,624
                                                              =======              =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
              (In thousands, except share and per share amounts)


LIABILITIES AND EQUITY                                                  September 30,            December 31,
----------------------                                                       2001                    2000
                                                                        -------------            ------------
                                                                                      (unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $  2,137                $  2,068
  Line of credit                                                                284                   1,688
  Accounts payable                                                            3,771                   3,162
  Accrued expenses                                                            1,706                   2,578
  Sales tax payable                                                             862                   1,355
  Due to affiliate                                                              175                     ---
  Accrued interest                                                              ---                   1,586
                                                                           --------                --------
     Total current liabilities                                                8,935                  12,437
                                                                           --------                --------
LONG-TERM LIABILITIES:
  Long-term debt, less current maturities                                     5,722                   8,500
  Subordinated debt                                                             ---                   5,448
                                                                           --------                --------
     Total long-term liabilities                                              5,722                  13,948
                                                                           --------                --------
TOTAL LIABILITIES                                                            14,657                  26,385
                                                                           --------                --------
MINORITY INTEREST                                                               221                     221
                                                                           --------                --------
EQUITY:
  Common stock, $.01 par value, 45,000,000
     Shares authorized; 27,045,074 and 26,911,724, issued
      and outstanding as of September 30, 2001 and
      December 31, 2000, respectively                                           270                     269
  Preferred stock, $1,000 par value, Series A, 7,500
   shares issued and outstanding as of September 30, 2001
   and December 31, 2000; Series B, 4,600 shares issued
   and outstanding as of September 30, 2001                                  12,100                   7,500
  Additional paid-in capital                                                 55,292                  54,406
  Accumulated deficit                                                       (47,676)                (54,121)
  Cumulative translation adjustment                                             (78)                    (36)
   Treasury stock                                                               (83)                    ---
                                                                           --------                --------
     Total equity                                                            19,825                   8,018
                                                                           --------                --------
     Total liabilities and equity                                          $ 34,703                $ 34,624
                                                                           ========                ========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                   (In thousands, except per share amounts)

                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                         ---------------------------------   ---------------------------------
                                               2001              2000              2001              2000
                                             -------          ---------          -------          ---------
                                                    (Unaudited)                         (Unaudited)
Operating revenue                            $ 9,180           $  4,296          $19,378           $ 13,344
Operating expenses                             7,612              4,687           17,635             16,088
                                             -------           --------          -------           --------
  Gross profit (loss)                          1,568               (391)           1,743             (2,744)

General and administrative expenses              565              1,405            1,878              4,412
Asset impairment charges                         ---             11,418              180             11,444
                                             -------           --------          -------           --------
  Operating income (loss)                      1,003            (13,214)            (315)           (18,600)

Interest expense                                 169                823            1,095              2,237
Other income (expense)                           160                 24            7,854                 (8)
                                             -------           --------          -------           --------
                                                   9                801           (6,759)             2,245
                                             -------           --------          -------           --------
  Income (loss) before income taxes              994            (14,015)           6,444            (20,845)

Income taxes                                     ---                ---              ---                ---
                                             -------           --------          -------           --------
Net income (loss), before
 minority interest                               994            (14,015)           6,444            (20,845)
Minority interest                                ---                 (5)             ---                (15)
                                             -------           --------          -------           --------
Net income (loss)                            $   994           $(14,010)         $ 6,444           $(20,830)
                                             =======           ========          =======           ========

Basic net income (loss) per share:           $  0.04           $  (0.88)         $  0.24           $  (1.30)
Diluted net income (loss) per share:         $  0.03           $  (0.88)         $  0.22           $  (1.30)

Weighted average shares outstanding:
  Basic                                       27,623             15,994           26,972             15,987
  Diluted                                     28,980             15,994           29,533             15,987

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (In thousands)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                2001                 2000
                                                                              -------              --------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $ 6,444              $(20,830)
Adjustments to reconcile net income to net cash provided by (used in)
 operating  activities-
 Depreciation                                                                   2,396                 2,716
 Amortization                                                                     125                   394
 (Gain) loss on fixed asset disposition                                           (53)                   13
 Asset impairment and other charges                                               180                11,200
 Provision for bad debts                                                           59                   177
 Minority interest                                                                ---                   (15)
Changes in operating assets and liabilities-
 Decrease (increase) in assets-
  Receivables-
   Trade                                                                       (3,264)                 (629)
   Other                                                                           (9)                  393
  Inventory                                                                       508                (1,526)
  Prepaid expenses                                                                152                   825
  Assets held for sale                                                            580                  (580)
  Other                                                                          (677)                  (61)
 Increase (decrease) in liabilities-
  Accounts payable                                                                610                 1,430
  Accrued expenses                                                             (1,123)                2,916
                                                                              -------              --------
   Net cash provided by (used in) operating activities                          5,929                (3,577)
                                                                              -------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposal of fixed assets                                           147                   403
 Purchase of fixed assets                                                        (408)                  ---
                                                                              -------              --------
   Net cash provided by (used in) investing activities                           (261)                  403
                                                                              -------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from subordinated debt                                                1,500                 1,812
 Repayment of subordinated debt                                                (3,209)                  ---
 Proceeds from issuance of preferred stock                                        ---                 1,150
 Proceeds from issuance of long-term debt                                       1,339                   509
 Principal payments on long-term debt                                          (4,048)               (1,567)
 Proceeds from issuance of common stock                                            80                   ---
 Purchase of treasury stock                                                       (83)                  ---
 Net borrowings (payments) on line of credit                                   (1,404)                1,398
                                                                              -------              --------
  Net cash provided by  (used in) financing activities                         (5,825)                3,302
                                                                              -------              --------
NET INCREASE (DECREASE) IN CASH                                                  (157)                  128
CASH, at beginning of period                                                      317                   104
                                                                              -------              --------
CASH, at end of period                                                        $   160              $    232
                                                                              =======              ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID FOR INTEREST                                                        $   795              $  1,437
                                                                              =======              ========
CASH PAID FOR TAXES                                                           $   ---              $    ---
                                                                              =======              ========

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

NOTE 2.  EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. For the three and nine month periods ended September 30, 2001, the Company had dilutive stock options and warrants of approximately 1,356,995 and 2,560,894 shares, respectively, which were assumed exercised using the treasury stock method.

The Company had 1,274,360 and 342,080 options outstanding for the three months and nine months ended September 30, 2001, respectively, excluded from the calculation of diluted EPS because of their antidilutive impact. On the same basis, warrants to purchase 554,167 shares of common stock were also excluded for both the three months and nine months ended September 30, 2001.

The Company had 880,705 and 810,917 options outstanding in the three and nine months ended September 30, 2000, respectively, that were excluded from the calculation of diluted EPS because they are antidilutive. On the same basis, warrants to purchase 3,315,036 and 2,400,030 shares of common stock were also excluded for the three months and nine months ended September 30, 2000.

NOTE 3.  LONG-TERM DEBT

The Company's primary credit facility (the "Hibernia Facility") was amended in November 2001 to provide the Company with a $9.1 million credit facility consisting of a $4.1 million term loan and a $5.0 million revolving line of credit for working capital requirements. The outstanding principal balance under the term loan is paid at a rate of $0.1 million per month plus accrued interest. Interest accrues and is paid monthly on both loans at the prime interest rate plus 1.5%. As of September 30, 2001 outstanding borrowings under the Hibernia Facility totaled $4.5 million, with $3.4 million of borrowings available to the Company under its revolving line of credit. The Hibernia Facility matures October 2004 and is secured by the Company's accounts receivable, inventory, real estate and various equipment.

As of September 30, 2001, the Company had $2.6 million outstanding under its assets-based equipment financing agreement with The CIT Group (the "CIT Loan"). The CIT Loan, as amended October 2001, is paid at a rate of approximately $0.1 million per month, including interest accruing at the LIBOR plus 5%, and matures August 2004. The CIT Loan is secured by certain seismic drilling units and support equipment.

The Hibernia Facility and the CIT Loan contain customary financial covenants requiring, among other things, minimum levels of EBITDA, working capital and debt to EBITDA ratios. As of September 30, 2001 the Company was in compliance with all of the financial covenants.

During the years ended December 31, 1999 and 2000 and the nine months ended September 30, 2001, the Company privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from the date of their issuance. Interest accrued at various rates ranging from a fixed rate of 12% per annum to a variable interest rate of 12% per annum and escalating to 20% per annum.

In November 2000, the Company and the affiliate agreed to convert $4.6 million of the subordinated debentures into the Company's Series A Preferred Stock. In April 2001, the Company agreed to pay the affiliate $3.0 million cash and issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures, including accrued interest of approximately $1.8 million. This transaction resulted in the affiliate agreeing to forgive approximately $1.0 million of indebtedness which has been reflected as a capital contribution.

In connection with the original issuance of the subordinated debentures, the Company issued to the affiliate detachable warrants to purchase 5,738,500 shares of the Company's common stock, of which 2,901,000 have been cancelled as of September 30, 2001. The remaining warrants outstanding have various vesting periods up to four years with exercise prices ranging from $0.75 to $2.00 per share. The Company has recorded each warrant at its relative fair value at its date of issuance and included this amount as additional paid in capital with the associated discount of the debt being amortized as additional interest expense.

In July 2000, the Company entered into a series of transactions with the same affiliate that enabled the Company to factor, with recourse, approximately $1.0 million of the trade receivable of a major customer. This receivable had become ineligible under the terms of the Company's Hibernia Facility. The Company guaranteed and is currently renegotiating the terms of the repayment of the trade receivable. As of September 30, 2001 the Company is liable to the affiliate for approximately $0.2 million, which is payable in 12 equal monthly installments commencing 30 days after execution of the definitive repayment agreement between the Company and the affiliate.

NOTE 4. PREFERRED STOCK

At September 30, 2001 the Company had a total of 12,100 shares of Preferred Stock outstanding, consisting of 7,500 shares of Series A Preferred Stock and 4,600 shares of Series B Preferred Stock, at a total liquidation value of $12.1 million.

The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into the Company's common stock with a conversion rate of $0.75, is redeemable at the option of the Company at par plus accrued dividends, contains a liquidation preference of $1,000 per share, has voting rights on all matters submitted to a vote of the Company's shareholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of the Company's total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until the Company's future cash flow from operations (as defined) for the preceding twelve months reaches a mutually agreed upon level, after debt service and capital expenditures. The Company and the affiliate have also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. As of April 2001 there were approximately $0.3 million of dividends in arrears relating to these outstanding shares of Series A Preferred Stock.

In April 2001, the Company issued 4,600 shares of Series B Preferred Stock to an affiliate of the Company in satisfaction of all outstanding principal and
interest owed under the subordinated debt agreements (See Note 3).   The Series
B Preferred Stock has an 8% cumulative dividend rate, is convertible into the Company's common stock with an initial conversion rate of $1.25, is redeemable at the option of the Company at par plus accrued dividends, contains a liquidation preference of $1,000 per share and has no voting rights. In respect to the Series B Preferred Stock, the affiliate has agreed to waive its conversion rights until the Company's future cash flow from operations (as defined) for the preceding twelve months reaches a mutually agreed upon level, after debt service and capital expenditures. The Company and the affiliate have also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. As of April 2001 there were no dividends in arrears relating to the outstanding shares of Series B Preferred Stock.

NOTE 5.  COMPREHENSIVE INCOME

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                 Three months ended September 30,     Nine months ended September 30,
                                                 --------------------------------     -------------------------------
                                                    2001                2000              2001               2000
                                                  -------             --------          --------           --------
Net Income (Loss)                                   $ 994             $(14,009)          $6,444           $(20,829)
Other Comprehensive Income:
Foreign currency translation adjustments              (33)                  (9)             (43)               (27)
                                                    -----             --------           ------           --------
Comprehensive Income (Loss)                         $ 961             $(14,018)          $6,401           $(20,856)
                                                    =====             ========           ======           ========

NOTE 6.  SEGMENT INFORMATION

The following shows industry segment information for the Company's four operating segments - Drilling, Aviation, Survey, and Permitting - for the three and nine month periods ended September 30, 2001 and 2000:

                                   Three months ended September 30   Nine months ended September 30,
                                   -------------------------------   -------------------------------
                                         2001             2000             2001             2000
                                        ------           ------          -------          -------
Operating revenues: (1)(2)
 Drilling                               $7,093           $2,145          $15,029          $ 6,550
 Aviation                                1,362            2,070            2,711            5,474
 Survey                                    129               81              611            1,319
 Permitting                                596              ---            1,027              ---
                                        ------           ------          -------          -------
   Total                                $9,180           $4,296          $19,378          $13,343
                                        ======           ======          =======          =======

(1) Net of inter-segment revenues of $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2001, respectively

(2) The Company's Permitting Division commenced operations during the first quarter of 2001.


                                                Three months ended September 30,         Nine months ended September 30,
                                                --------------------------------         -------------------------------
                                                   2001                 2000                  2001              2000
                                                 -------              --------              -------           --------
Gross profit (loss):
Drilling                                         $ 1,622              $   (519)             $ 2,415           $ (1,981)
Aviation                                              16                   313                 (357)              (137)
Survey                                                (3)                  (92)                (136)              (315)
Permitting                                            84                     -                  143                  -
Other                                               (151)                  (93)                (322)              (311)
                                                 -------              --------              -------           --------
Total                                            $ 1,568              $   (391)             $ 1,743           $ (2,744)

General and administrative                           565                 1,405                1,878              4,412
 expenses
Asset impairment                                       -                11,418                  180             11,444
Other expense (income), net                            9                   801               (6,759)             2,245
                                                 -------              --------              -------           --------
Income (loss) before taxes                       $   994              $(14,015)             $ 6,444           $(20,845)
                                                 =======              ========              =======           ========

                                             Three months ended September 30,         Nine months ended September 30,
                                             --------------------------------         -------------------------------
                                                   2001             2000                   2001              2000
                                                 -------          -------                -------           -------
Identifiable Assets:
 Drilling                                        $23,890          $20,921
 Aviation                                          1,748            3,213
 Survey                                            1,640            2,052
 Permitting                                          ---              ---
 Other                                             7,425            8,703
                                                 -------          -------
   Total                                         $34,703          $34,889
                                                 =======          =======

Capital Expenditures:
 Drilling                                        $   263          $    25                $    477             $  25
 Aviation                                            ---              ---                     ---               ---
 Survey                                              ---              ---                     ---               ---
 Permitting                                          ---              ---                     ---               ---
 Other                                                 8              ---                      11               ---
                                                 -------          -------                --------             -----
   Total                                         $   271          $    25                $    488             $  25
                                                 =======          =======                ========             =====

In November 1999, the Company adopted a formal plan to dispose of its aviation division, which was comprised of 20 leased aircraft, aviation and turbine engine inventories and miscellaneous flight and other equipment. In November 2000, the Company elected to renew its focus on its aviation division given the anticipated market recovery in the oil and gas industry. Management thus determined it would not discontinue this service line and decided to reorganize the aviation division to better align it with other divisions in the Company. Therefore, the September 30, 2000 and September 30, 2001 financial statements include the assets, liabilities and results of operations of the aviation division in continuing operations.

NOTE 7.  RECENT PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. Upon adoption, the Company will be required to cease amortization of its remaining net goodwill balance and will be required to perform impairment tests based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill, which was approximately $28,000 and $76,000 for the three and nine months ended September 30, 2001, respectively, will cease upon adoption.

In July 2001 the FASB issued SFAS NO 143 "Accounting for Asset Retirement Obligations. SFAS NO. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS NO. 143 is not expected to have a material impact on the Company's financial statements because the Company does not have any assets that require retirement obligations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed under the heading "Forward-looking Statements." Forward looking statements provided by the Company pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

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

  Within the last decade, improvements in drilling and production techniques and the acceptance of 3-D imaging as an exploration tool resulted in significantly increased seismic activity throughout the Company's primary market, which includes the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"). Due to this increased demand, beginning in 1997, the Company significantly increased its capacity, primarily through acquisition, as measured by drilling units, support equipment and employees. The additional capacity and related increase in work force led to significant increases in the Company's revenue and generally commensurate increases in operating expenses and selling, general and administrative expenses through the second quarter of 1998. Beginning in mid-1998, seismic activity in the areas in which the Company operates decreased substantially, resulting in corresponding reductions in demand for the Company's services, and adversely affected results of operations. For the three months ended September 30, 2001 and 2000, the Company's operating revenues and net income (loss) were $9.2 million and $4.3 million, and $1.0 million and $(14.0) million, respectively.

  The Company curtailed its expansion strategy in the last half of 1998 in response to industry conditions and the short-term outlook. Management continues to adjust its operations to current market conditions by closely monitoring the expenses of its operating segments and corporate overhead. During October and November 2001, the Company renegotiated the terms and maturity dates of its primary secured debt. Management continues to explore opportunities for restructuring its indebtedness and alternative financing and capital opportunities.

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

 Results of Operations                                Three months ended September 30     Nine months ended September 30
                                                            2001              2000             2001             2000
                                                           ------          --------          -------          --------
Operating revenue                                          $9,180          $  4,296          $19,378          $ 13,344
Operating expense                                           7,612             4,687           17,635            16,088
                                                           ------          --------          -------          --------
Gross profit                                                1,568              (391)           1,743            (2,744)
General and administrative expenses                           565             1,405            1,878             4,412
Asset impairment charges                                      ---            11,418              180            11,444
                                                           ------          --------          -------          --------
Operating income (loss)                                     1,003           (13,214)            (315)          (18,600)
Interest expense                                              169               823            1,095             2,237
Other income (expense)                                        160                24            7,854                (8)
                                                           ------          --------          -------          --------
Income (loss) before income taxes                             994           (14,015)           6,444           (20,845)
Income taxes                                                  ---               ---              ---               ---
                                                           ------          --------          -------          --------
Net income (loss), including minority interest                994           (14,015)           6,444           (20,845)
Minority interest                                             ---                (5)             ---               (15)
                                                           ------          --------          -------          --------
Net income (loss)                                          $  994          $(14,010)         $ 6,444          $(20,830)
                                                           ======          ========          =======          ========

Three Months Ended September 30, 2001 Compared to Three Months
Ended September 30, 2000

     Operating revenues increased 114%, or $4.9 million, from $4.3 million for the three months ended September 30, 2000 to $9.2 for the three months ended September 30, 2001. The increase in revenues was principally due to an increase in seismic related activities. Collectively, drilling and survey revenues increased $5.0 million, or 227%, to $7.1 million and $0.1 million, respectively, for the quarter ended September 30, 2001 as compared to the same three month period ended September 30, 2000. Additionally, the Company commenced the operations of its permitting division during the first quarter of 2001 and reported revenues of $0.6 million during the third quarter of 2001. No corresponding revenues were reported for the third quarter ended September 30, 2000. These operating revenue increases were offset by a $0.7 million decline in the Company's aviation revenues from $2.1 million in 2000 to $1.4 million for the third quarter 2001. The decline in aviation revenues is principally attributable to fewer billable flight hours being flown during the quarter ended September 30, 2001 as compared to the same period ended September 30, 2000.

     Operating expenses increased 62%, or $2.9 million, from $4.7 million for the three months ended September 30, 2000 to $7.6 million for the three months ended September 30, 2001. This increase is principally attributable to higher operating payroll and payroll related costs, which increased $1.0 million from $1.8 million to $2.8 million for the three month periods ended September 30, 2000 and 2001, respectively. The Company's average number of field personnel increased by 55 from 127 field operating employees during the third quarter of 2000 to 182 field operating employees during the same three month period ended 2001. The Company currently utilizes third parties to perform survey and permitting services. Accordingly, third party contract services increased $1.0 million during the three months ended September 30, 2001 as compared to
September 30, 2000.   Consistent with the increase in seismic related activity,
repairs and maintenance, fuel and oil, and rental and lease expenses increased $0.1 million each from the third quarter of 2000 to the same period in 2001. Likewise, explosives and down hole supplies expenses increased $0.8 million.

     Increases in operating expenses were partially offset by a $0.1 million decline in the Company's depreciation costs, resulting from reductions in the Company's fleet of operating equipment.

     Gross profit margins were 17% for the three month period ended September 30, 2001 as compared to (9%) for the three month period ended September 30, 2000. The increase in profit margins in 2001 as compared to 2000 was attributable to a combination of significantly greater domestic revenues resulting from increased seismic activity, higher prices obtained for services rendered by the Company and implementation of stringent controls over, and a restructuring of, the Company's field operating expenses.

     General and administrative expenses decreased $0.8 million from $1.4 million for the three months ended September 30, 2000 to $0.6 million for the three months ended September 30, 2001. Payroll and payroll related costs accounted for $0.2 million of this decline. The average number of administrative employees declined from 38 during the third quarter of 2000 to 31 for the same three month period ended September 30, 2001. Additionally, the compensation levels of the Company's current management are at base compensation rates significantly lower than the rates of the Company's previous management. During the three month period ended September 30, 2001, the Company also renegotiated certain vendor and lease agreements at terms more favorable than those agreements in existence during the third quarter of 2000, resulting in a savings
of approximately $0.3 million.   The remaining decreases in general and
administrative expenses related to decreases in bad debt expense and amortization expense.

     Interest expense decreased $0.6 million from $0.8 million for the three month period ended September 30, 2000 to $0.2 million for the three month period ended September 30, 2001. This decline resulted from lower average outstanding indebtedness at lower average interest rates during the period (See Liquidity and Capital Resources).

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Operating revenues increased 46%, or $6.1 million, from $13.3 million for the nine months ended September 30, 2000 to $19.4 million for the nine months ended September 30, 2001. Revenues from the Company's drilling and survey operations increased $7.8 million principally as a result of an increase in drilling revenues which more than offset a decline in survey revenues. The $8.5 million increase in drilling revenues for the nine month period ended September 30, 2001 as compared to the nine month period ended September 30, 2000 resulted from increased seismic activity. The $0.7 million decrease in survey revenues over this same period can be attributed to the Company's decision to concentrate its personnel, equipment and its available working capital into more profitable segments of the seismic industry.

For the nine months ended September 30, 2001 the Company's newly formed permitting division reported revenues of $1.0 million with no revenues reported for the corresponding period in 2000. Aviation revenues declined $2.8 million for the nine months ended September 30, 2001 versus the same period of 2000 primarily as a result of a decrease in the number of flight hours billed between the periods.

     Operating expenses increased 9%, or $1.5 million, from $16.1 million for the nine months ended September 30, 2000 to $17.6 million for the nine months ended September 30, 2001. As a result of increased drilling activity for the seismic industry, payroll related expenses increased $0.8 million, as the average number of field employees increased from 150 to 170 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Likewise, explosive supplies used in the drilling operations increased $.7 million for the nine months ended September 30, 2001 as compared to the same nine month period ended 2000. Contracting services increased $1.5 million during the nine month period ended 2001 as compared to the same nine month period ended 2000 principally as a result of the commencement of the Company's newly formed permitting division. These increases were partially offset by a $0.9 million decrease in the rental expense and related insurance expense on leased aviation equipment. The decreases resulted from fewer helicopters being leased from third parties during the first nine months of 2001 as compared to the same nine month period ended September 30, 2000. Depreciation expense and property and casualty insurance expense decreased $0.3 million and $0.2 million, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 because of an overall reduction in the level of the Company's operating equipment.

     Gross profit margins were 9% and (21%) for the nine months ended September 30, 2001 and 2000, respectively. The improvement in the profit margins is a direct result of increased business activity in the Company's more profitable business segments, increased prices received for the services provided by the Company and more stringent controls on operating expenses.

     General and administrative expenses decreased $2.5 million, or 57%, from $4.4 million for the nine months ended September 30, 2000 to $1.9 million for the nine months ended September 30, 2001. Payroll and payroll related costs accounted for 40% of this decrease, or $1.0 million, declining from $2.0 million for the first nine months of 2000 to $1.0 million for the same period of 2001. This decrease is due to a 33% decrease in the average number of administrative employees between the periods, as well as significantly reduced base compensation levels of the Company's management. The Company realized approximately $0.9 million in savings during the nine month period ended September 30, 2001 on renegotiating certain lease and vendor agreements with terms more favorable to the Company than those agreements for the nine month period ended September 30, 2000. Amortization expense was reduced $0.3 million from the nine month period ended September 30, 2000 to the same period of 2001 as a result of the Company's asset impairment charges taken in the third quarter of 2000. Bad debt expense also decreased $0.2 million from the nine month period ended September 30, 2000 to the same period in 2001.

     Restructuring and asset impairment charges decreased $11.2 million, from $11.4 million in 2000 to $0.2 million in 2001, due to the Company's elimination of all its existing goodwill as well as revaluation of certain drilling equipment in 2000 with only minor revaluation of certain drilling equipment in 2001.

     Interest expense decreased $1.1 million from $2.2 million for the nine month period ended September 30, 2000 to $1.1 million for the nine month period ended September 30, 2001. The reduction was a result of lower average debt outstanding coupled with lower average interest rates during the periods.

     Other Income increased $7.9 million from $0 for the nine-month period ended September 30, 2000 to $7.9 million for the nine-month period ended September 30, 2001. The increase is due to the receipt of proceeds from a life insurance policy purchased on the Company's CEO, who was killed in a private aircraft accident in February, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had approximately $0.2 million in cash as compared to approximately $0.3 million at December 31, 2000. The Company's working capital position increased $5.3 million to $1.9 million at

September 30, 2001 from a working capital deficit of $(3.4) million at December 31, 2000. The increase in the Company's working capital position resulted from an overall increase in the Company's business activity and corresponding accounts receivable since the year ended December 31, 2000 coupled with reductions in the Company's outstanding indebtedness under its lines of credit and accrued interest.

     The Company's primary credit facility (the "Hibernia Facility") was amended in November 2001 to provide the Company with a $9.1 million credit facility consisting of a $4.1 million term loan and a $5.0 million revolving line of credit for working capital requirements. The outstanding principal balance under the term loan is paid at a rate of $0.1 million per month plus accrued interest. Interest accrues and is paid monthly on both loans at the prime interest rate plus 1.5%. As of September 30, 2001 outstanding borrowings under the Hibernia Facility totaled $4.5 million, with $3.4 million of borrowings available to the Company under its revolving line of credit. The Hibernia Facility matures October 2004 and is secured by accounts receivable, inventory, real estate and various equipment.

     As of September 30, 2001, the Company had $2.6 million outstanding under its assets-based equipment financing agreement with The CIT Group (the "CIT Loan"). The CIT Loan, as amended October 2001, is paid at a rate of approximately $0.1 million per month, including interest accruing at the LIBOR plus 5%, and matures August 2004. The CIT Loan is secured by certain seismic drilling units and support equipment.

     During the years ended December 31, 1999 and 2000 and the nine months ended September 30, 2001, the Company privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum.

     In November 2000, the Company and the affiliate agreed to convert $4.6 million of the subordinated debentures into the Company's Series A Preferred Stock. In April 2001, the Company agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest.

     In connection with the original issuance of the subordinated debentures, the Company issued to the affiliate detachable warrants to purchase 5,738,500 shares of the Company's common stock, of which 2,901,000 have been cancelled as of September 30, 2001. The remaining warrants outstanding have various vesting periods up to four years with exercise prices ranging from $0.75 to $2.00 per share. The Company has recorded each warrant at its relative fair value at its date of issuance and included this amount as additional paid in capital with the associated discount of the debt being amortized as additional interest expense.

     In July 2000, the Company entered into a series of transactions with the same affiliate that enabled the Company to factor, with recourse, approximately $1.0 million of the trade receivable of a major customer. This receivable had become ineligible under the terms of the Company's Hibernia Facility. The Company guaranteed and is currently renegotiating the terms of the repayment of the trade receivable. As of September 30, 2001 the Company is liable to the affiliate for approximately $0.2 million, which is payable in 12 equal monthly installments commencing 30 days after execution of the definitive repayment agreement between the Company and the affiliate.

     On October 31, 2001 the company authorized the repurchase of up to 1,000,000 shares of its common stock. The Company expects to repurchase its shares from time to time through open market purchases or privately negotiated transactions. The timing and amount of shares repurchased will depend on prevailing share market prices and trading volume. The Company expects to fund future repurchases of its common stock with operating cash or through its credit facility.

     Currently, the Company expects minimal capital expenditures during the remainder of the year ending December 31, 2001.

AUDIT COMMITTEE

     On October 11, 2001, the Board of Directors of the Company adopted resolutions appointing Michael G. DeHart, Richard C. White and Crichton W. Brown as members of the Audit Committee of the Board of Directors.

      Each of Messrs. DeHart and White are independent, as that term is defined in Rule 4200 of the National Association of Securities Dealers' listing standards. Mr. Brown is an executive officer and a director of the Advantage Capital Partners, a series of institutional venture capital funds under common ownership and control, founded in 1992 (collectively, "Advantage Capital"). Advantage Capital beneficially owns more than 25% of the Company's common stock. As a result, Mr. Brown is not independent, as that term is defined in Rule 4200 of the National Association of Securities Dealers' listing standards.

      The Board of Directors carefully considered Mr. Brown's affiliation with Advantage Capital as well as his accounting and financial expertise and has determined that Mr. Brown's position with Advantage Capital will not interfere with his providing impartial advice to the Audit Committee and that Mr. Brown's service on the Audit Committee is in the best interest of the Company and its shareholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

There have been no significant changes in our market risks since the year ended December 31, 2000. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

None.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OMNI ENERGY SERVICES CORP.



Dated:   November 9, 2001                      /s/ James C. Eckert
                                         -----------------------------------
                                                   James C. Eckert
                                         President and Chief Executive Officer



Dated:   November 9, 2001                   /s/ Burton T. Zaunbrecher
                                         -----------------------------------
                                                Burton T. Zaunbrecher
                                             Executive Vice President and
                                               Chief Operating Officer


Dated:   November 9, 2001                         /s/ G. Darcy Klug
                                         -----------------------------------
                                                      G. Darcy Klug
                                                 Chief Financial Officer

                           OMNI ENERGY SERVICES CORP.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------

3.1       Composite Articles of Incorporation of the Company (as of November 7,
          2000) (1)

3.2       Bylaws of the Company, as amended (2)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

4.2      Specimen Common Stock Certificate (3)

-----------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36561).

                                      E-1