Form 10-K
period 2001-12-31
OMNI ENERGY SERVICES CORP
filed 2002-04-01
CIK 1046212

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-23383

                           OMNI ENERGY SERVICES CORP.
             (Exact name of registrant as specified in our charter)


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

                     Common Stock, $0.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 2002 was $ 11,078,100.

         The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 25, 2002 was 27,295,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for our 2002 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-K.

                           OMNI ENERGY SERVICES CORP.
                         ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I.............................................................................................................     1

       Items 1 and 2. Business and Properties......................................................................     1
       Item 3.        Legal Proceedings............................................................................    10
       Item 4.        Submission of Matters To a Vote of Security Holders .........................................    11

PART II............................................................................................................    12

       Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters.........................    12
       Item 6.        Selected Financial Data......................................................................    13
       Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations........    14
       Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...................................    23
       Item 8.        Financial Statements and Supplementary Data..................................................    24
       Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial
                           Disclosure..............................................................................    48

Part III...........................................................................................................    48

       Item 10.       Directors and Executive Officers of the Registrant...........................................    48
       Item 11.       Executive Compensation.......................................................................    48
       Item 12.       Security Ownership of Certain Beneficial Owners and Management...............................    48
       Item 13.       Certain Relationships and Related Transactions...............................................    48
       Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    48

SIGNATURES.........................................................................................................   S-1

EXHIBIT INDEX......................................................................................................   E-1

                                     PART I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

GENERAL

         We, OMNI Energy Services Corp., are an oilfield service company specializing in providing an integrated range of onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States. Our principle market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. During the latter part of 1997, we commenced operations in the mountainous regions of the Western United States. Prior to 1999 we had operations in Canada and Bolivia, but in 1999 we ceased our international operations pending improvements in the international marketplace.

         We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only company that currently can both provide an integrated range of seismic drilling, permitting, survey and helicopter support services in all of the varied terrains of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. We recently announced that we had acquired all of the assets of AirJac Drilling, a division of Veritas Land DGC. This acquisition creates the largest domestic provider of seismic drilling services to geophysical companies. We maintain a fleet of helicopters, aviation and turbine engine inventories and miscellaneous flight and other equipment used in providing aviation services to our customers.

         We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. ("OMNI") was formed as a Louisiana corporation on September 11, 1997. On December 4, 1997, we completed a share exchange, pursuant to which the holders of common units in OMNI Geophysical, L.L.C. exchanged all of the outstanding common units of OMNI Geophysical, L.L.C. for 12,000,000 shares of OMNI's common stock, $0.01 par value per share (the "Common Stock"), and completed an initial public offering of 3,450,000 shares of Common Stock.


INDUSTRY OVERVIEW

         Seismic data generally consists of computer-generated three-dimensional ("3-D") images or two dimensional ("2-D") cross sections of subsurface geologic formations and is used in the exploration for new hydrocarbon reserves and as a tool for enhancing production from existing reservoirs. Onshore seismic data is acquired by recording subsurface seismic waves produced by an energy source, usually dynamite, at various points ("source points") at a project site. Historically, 2-D surveys were the primary technique used to acquire seismic data. However, advances in computer technology have made 3-D seismic data, which provides a more comprehensive geophysical image, a practical and capable oil and gas exploration and development tool. 3-D seismic data has proven to be more accurate and effective than 2-D data at identifying potential hydrocarbon-bearing geological formations. The use of 3-D seismic data to identify locations to drill both exploration and development wells has improved the economics of finding and producing oil and gas reserves, which in turn has created increased demand for 3-D seismic surveys and seismic support services.

         Oil and gas companies generally contract with independent geophysical companies to acquire seismic data. Once an area is chosen for seismic analysis, permits and landowner consents are obtained, either by us, the geophysical company or special permitting agents. The geophysical company then determines the layout of the source and receiving points. For 2-D data, the typical configuration of source and receiving points is a straight line with a source point and small groups of specialized sensors ("geophones") or geophone stations, placed evenly every few hundred feet along the line. For 3-D data, the configuration is generally a grid of perpendicular lines spaced a few hundred to a few thousand feet apart, with geophone stations spaced evenly every few hundred feet along one set of parallel lines, and source points spaced evenly every few hundred feet along the perpendicular lines. This configuration is designed by the geophysical company to provide the best imaging of the targeted geological structures while taking into account surface obstructions such as water wells, oil and gas wells, pipelines and areas where landowner consents cannot be obtained. The source points and geophone locations are then marked by a survey team, and the source points are drilled and loaded with dynamite.

         After the source points have been drilled and loaded and the network of geophones and field recording boxes deployed over a portion of the project area, the dynamite is detonated at a source point. Seismic waves generated by the blast move through the geological formations under the project area and are reflected by various subsurface strata back to the surface where they are detected by geophones. The signals from the geophones are collected and digitized by recording boxes and transmitted to a central recording system. In the case of 2-D data, the geophones and recording devices from one end of the line are then shuttled, or "rolled forward," to the other end of the line and the process is repeated. In the case of 3-D data, numerous source points, typically located between the first two lines of a set of three or four parallel lines of geophone stations, are activated in sequence. The geophone stations and recording boxes from the first of those lines are then rolled forward to form the next line of geophone stations. The process is repeated, moving a few hundred feet at a time, until the entire area to be analyzed has been covered.

         After the raw seismic data has been acquired, it is sent to a data processing facility. The processed data can then be manipulated and viewed on computer work stations by geoscientists to map the subsurface structures to identify formations where hydrocarbons are likely to have accumulated and to monitor the movement of hydrocarbons in known reservoirs. Domestically, seismic drilling and survey services are typically contracted to companies such as OMNI as geophysical companies have found it more economical to outsource these services and focus their efforts and capital on the acquisition and interpretation of seismic data.

DESCRIPTION OF OPERATIONS

         We provide an integrated range of onshore seismic drilling, operational support, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States.

         SEISMIC DRILLING SERVICES. Our primary activity is the drilling and loading of source points for seismic analysis. Once the various source points have been plotted by the geophysical company and a survey crew has marked their locations, our drill crews are deployed to drill and load the source points.

         In the Transition Zone, we use water pressure rotary drills mounted on various types of vehicles to drill the source holes. The type of vehicle used is determined by the nature, accessibility and environmental sensitivity of the terrain surrounding the source point. Transition Zone source holes are generally drilled to depths of 40 to 180 feet depending on the nature of the terrain and the needs of the geophysical company, using ten-foot sections of drill pipe which are carried with the drilling unit. Our Transition Zone vehicles are typically manned with a driver and one or two helpers. The driver is responsible for maneuvering the vehicle into position and operating the drilling unit, while the helper sets and guides the drill into position, attaches the drilling unit's water source, if drilling in dry areas, and loads the drill pipe sections used in the drilling process. Once the hole has been drilled to the desired depth, it is loaded with dynamite, which is carried onboard our vehicles in special containers. The explosive charge is set at the bottom of the drill hole and then tested to ensure that the connection has remained intact. Once the charge has been tested, the hole is plugged in accordance with local, state and federal regulations and marked so that it can be identified for detonation by the geophysical company at a later date. This process is repeated throughout the survey area until all source points have been drilled and loaded.

         In seismic rock drilling, we use compressed air rotary/hammer drills to drill holes that are typically shallower than Transition Zone holes. Rock drills are manned by a two-man or three-man crew and are transported to and from locations by hand, surface vehicle or helicopter. Once the hole has been drilled to the desired depth, it is loaded with explosives which are delivered to the job site in an explosive magazine carried by hand, vehicle or helicopter.

         OPERATIONAL SUPPORT SERVICES. We are able to coordinate a variety of related services to customers performing 3-D seismic data acquisition projects that produce significant economies and value. Our substantial base of experience gained from years of work supporting 3-D seismic projects enables us to provide significant pre-job planning information to the customer during job design analysis. Typical 3-D seismic data acquisition projects in the field involve large amounts of equipment, personnel and logistics coordination. Coordination of movements between permitting, drilling, survey and recording crews is of critical importance to timely, safe and cost effective execution of the job. We have a pool of senior field supervisors who have broad seismic industry experience and are able to coordinate the activities of drill crews, permit agents and survey teams with the recording crews to achieve improved results. These personnel also have the ability to recommend changes to the customer field representatives in the manner of executing the job in the field to improve performance and reduce costs. By having the ability to perform significant field coordination, we are able to streamline field decision making and information flow and reduce customer overhead costs that otherwise would be required to perform these supervisory tasks. We also have one of the industry's leading Health, Safety and Environmental ("HSE") programs. The involvement of our experienced personnel monitoring HSE field practices greatly reduces customer involvement in this area. By offering the only integrated combination of seismic drilling, permit acquisition, seismic survey and operational support, in addition to an equipment fleet that is one of the largest in terms of number of units and most diverse in the industry, we provide significant operational advantages to the customer.


         PERMITTING SERVICES. In November 2000, we created a "Geophysical Permit Acquisition Division." Our staff of contract permit agents first conduct research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

         At December 31, 2001 we had 9 permit agents under contract conducting services throughout the Gulf Coast States. These agents have significant experience in the permit acquisition and management process.


         SURVEY SERVICES. Once all permits and landowner consents for a seismic project have been obtained and the geophysical company has determined the placement of source and receiving points, survey crews are sent into the field to plot each source and receiving point prior to drilling. We employ both GPS (global positioning satellite) equipment, which is more efficient for surveying in open areas, and conventional survey equipment, which is generally used to survey wooded areas. We have successfully integrated both types of equipment in order to complete projects throughout the varied terrain of the Transition Zone and elsewhere. In addition, the survey crews have access to our extensive fleet of specialized transportation equipment, as opposed to most other survey companies which must rent this equipment.


         HELICOPTER SUPPORT SERVICES. Through our Aviation division, created with the acquisition of substantially all of the assets of American Aviation Incorporated ("American Aviation") in July 1997, we provide helicopter support services to geophysical companies throughout the continental United States. Also, we have ongoing offshore contracts with service companies operating in the Gulf of Mexico, and we provide helicopter support to certain federal and state governmental agencies when needed. We use long-line helicopters to shuttle geophones and recorders used to collect seismic data between receiving points. Once seismic data has been acquired from a portion of the project site, the geophones and recorders must be moved into position to collect data from the next area to be analyzed. By using helicopters, we are able to reduce delays in completing stages of a seismic project by transporting the geophones and recording boxes to the next receiving points in the survey area in an efficient manner and with minimal environmental impact. Our helicopters are also used to transport heli-portable drilling units into remote or otherwise inaccessible terrain in an efficient and environmentally sensitive manner.

         At December 31, 2001 we operated 12 helicopters, 11 of which were owned. We have decided to reduce the number of aircraft used in our seismic support services to improve the utilization of our fleet. Since December 31, 2001, we have sold one of the aircraft used in our seismic operations and we are currently considering plans to sell additional aircraft. Our pilots have an average of approximately 10,000 flight hours. We perform all routine maintenance and repairs on our aircraft at our facilities in Carencro, Louisiana.

         INTERNATIONAL OPERATIONS. We commenced line cutting and survey services in South America in July 1998, in conjunction with the formation of our joint venture, OMNI International Energy Services - South America, Ltd. During 1999, we removed a portion of our equipment from South America and reduced operating levels to a minimum pending improvements in market conditions. We are currently trying to sell our remaining assets in South America.

         FABRICATION AND MAINTENANCE. At our Carencro facilities, we perform all routine repairs and maintenance for our Transition Zone and highland drilling equipment. We design and fabricate aluminum marsh all terrain vehicles (ATVs), a number of our support boats and pontoon boats, and the drilling units we use on all of our Transition Zone equipment. We purchase airboats directly from the manufacturer and then modify the airboats to install the drilling equipment. We have also designed and built a limited number of highland drilling units by installing our drilling equipment on tractors bought directly from the manufacturer. We also fabricate rock drilling equipment and have the capability of fabricating other key equipment, such as swamp ATVs. Because of our ability to fabricate and maintain much of our equipment, we do not believe that we are dependent on any one supplier for our drilling equipment or parts.

FACILITIES AND EQUIPMENT

         Facilities. In early 1998, we completed the construction of two new buildings which house our corporate headquarters, fabrication facility and primary maintenance facility. The buildings are located on approximately 34 acres of land in Carencro, Louisiana. The buildings provide approximately 20,000 square feet of office space and 32,000 square feet of covered maintenance and fabrication space. From 1999 to 2001, we leased from an affiliate two additional buildings adjacent to our main headquarters. The buildings provided approximately 2,500 square feet of office space and 19,000 square feet of covered maintenance, fabrication and warehouse space. We used these buildings for the storage and maintenance of a portion of our survey and aviation assets. The lease on these facilities expired in 2001, at which point we moved the remaining assets and personnel to our other facilities.

         We lease an operations base in Loveland, Colorado to support our rock drilling operations. We own an office and warehouse facility in Santa Cruz, Bolivia, which is currently for sale.

         Transition Zone Transportation and Drilling Equipment. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                              Number of Units as of
    Types of Equipment                          December 31, 2001
    ------------------                        ---------------------
Highland Drilling Units (1)                            59
Water Buggies                                          33
Aluminum Marsh ATVs                                    19
Steel Marsh ATVs (2)                                    8
Airboat Drilling Units                                 35
Swamp ATVs                                             25
Pullboats                                              16
Pontoon Boats                                          16
Skid-Mounted Drilling Units                            17

(1) Twenty-four of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.

(2) Eight of these drilling units are currently being held for sale by us (See Note 5 to the Consolidated Financial Statements).

         Because of our extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which we fabricate, we believe that we are the only company that currently can provide an integrated range of seismic drilling and survey services in all of the varied terrains of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

         Highland Drilling Units and Water Buggies. We currently own and operate 59 highland drilling units for seismic drilling in dry land areas, 24 of which are currently dedicated to our seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. This highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a "water buggy" that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

         Marsh ATVs. The environmentally sensitive wetlands along the U.S. Gulf Coast containing water grasses on dry land and in shallow water and areas mixed with open water are referred to as marsh areas. When there is a minimum amount of water in these areas, marsh ATVs, which are amphibious vehicles supported by pontoons that are surrounded by tracks, are used to provide seismic drilling services. The pontoons enable the marsh ATV to float while the tracks propel the vehicle through the water and over dry marsh areas. Each marsh ATV is equipped with a drilling unit and a small backhoe for digging and a small hole to collect water necessary for drilling.

         Some marsh areas have sufficient surrounding water to support drilling without an external water source, but often water must be pumped into the area from a remote water source or a portable supply must be carried by the marsh ATV.

         We own and operate 27 marsh ATVs, of which 8 are made of stainless steel and 19 are made of aluminum. All of the stainless steel marsh ATVs are being held for sale. The aluminum ATVs are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Landowner consents will often require the use of aluminum ATVs in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana state and federal refuges. We fabricate our own aluminum marsh ATVs at our facilities in Carencro, Louisiana.

         Airboat Drilling Units. We own and operate 35 airboat drilling units. An airboat drilling unit consists of a drilling unit fabricated and installed by us on a large, three-engine airboat. Because of their better mobility, airboat drilling units are used in shallow waters and all marsh areas where sufficient water is present.

         Swamp ATVs and Pullboats. Wooded lowland typically covered with water are referred to as the "swamp areas" of the Transition Zone. Our swamp ATVs are used to provide drilling services in these areas. Swamp ATVs are smaller, narrower versions of the marsh ATVs. The smaller unit is needed in swamp areas due to the dense vegetation typical in the terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. We own and operate 25 swamp ATVs and 16 pullboats. Swamp ATVs are also used in connection with survey operations in swamp areas.

         Pontoon Boats. We own and operate 16 pontoon boats that are used in shallow or protected inland bays and lakes and shallow coastal waters. Each pontoon boat uses a skid-mounted drilling unit installed on board.

         Jack-Up Rigs. When a seismic survey requires source points to be drilled in deeper inland bays or lakes or in deeper coastal waters, we use jack-up rigs equipped with one of our skid-mounted drilling units. Seismic activity in water deeper than approximately 20 feet is generally conducted by using offshore seismic techniques that do not include the drilling and loading of source points.

         Skid-Mounted Drilling Units. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pullboats, pontoon boats, jack-up rigs and other equipment we operate based on customer needs. We manufacture our skid-mounted drilling units at our facilities in Carencro, Louisiana and we own 17 of these units, one of which is located outside of the Transition Zone.

         Miscellaneous. We own and operate 88 single engine airboats and 21 outboard powered boats, which we use to ferry personnel and supplies to locations throughout the Transition Zone. We also maintain a fleet of 5 tractor-trailer trucks and numerous other trucks, trailers and vehicles to move our equipment and personnel to projects throughout the Transition Zone.

         Heli-portable and Seismic Rock Drilling Equipment. We have 37 heli-portable and man-portable drilling units and 36 highland drilling units dedicated to seismic rock drilling. We also have the ability to manufacture our own heli-portable and man-portable seismic rock drilling units, and often export and provide servicing of heli-portable and man-portable drilling units.

         Aviation Equipment. The following table sets forth the type and number of helicopters that are operated by our Aviation division:


Helicopters                                         Number of Aircraft
-----------                                         ------------------
Bell Long Ranger 206 L-3                                    2
Bell Jet Ranger 206 B-III                                   4
Bell 407                                                    1
Hughes MD 530 F (1)                                         1
Hughes MD 500 E                                             3
Hughes MD 500 D (2)                                         1
                                                         ----
                                                           12

(1)  We lease this aircraft.

(2)  We sold this aircraft subsequent to December 31, 2001.


MATERIALS AND EQUIPMENT

         The principal materials and equipment we use in our operations, which include drills, heli-portable and man-portable drills, drill casings, drill bits, engines, gasoline and diesel fuel, dynamite, aluminum and steel plate, welding gasses, trucks and other vehicles, are currently in adequate supply from many sources. We do not depend upon any single supplier or source for such materials.


SAFETY AND QUALITY ASSURANCE

         We maintain a stringent safety assurance program to reduce the possibility of costly accidents. Our HSE department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees, which include first aid and CPR training. Our HSE manager reports directly to our Chief Executive Officer and supervises two HSE field advisors and one instructor who provides OSHA-mandated training. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

         Each drilling crew is supervised at the project site by a field supervisor and, depending on the project's requirements, an assistant supervisor and powderman who is in charge of all explosives. For large projects or when required by a customer, a separate advisor from our HSE department is also located at the project site. Management is provided with daily updates for each project and believes that our daily review of field performance together with the on-site presence of supervisory personnel helps ensure high quality performance for all of our projects.

         Our pilots are trained to FAA FAR 135 (non-scheduled commercial passenger) or 133 (external load) standards and must satisfy annual FAA check-rides. Licensed maintenance personnel are deployed to each project site at which aircraft are used.

CUSTOMERS; MARKETING; CONTRACTING

         Customers. Our customers are primarily geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A large portion of our revenue has historically been generated by a few customers. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 60% (Eagle Geophysical, Veritas and Western Geophysical), 34% (Western Geophysical), and 71% (Grant Geophysical, Quantum Geophysical and Western Geophysical) of revenue for fiscal 1999, 2000 and 2001, respectively.

         Marketing. Our services traditionally have been marketed by our principal executive officers. We believe that this marketing approach helps us preserve long-term relationships established by our executive officers. As our geographical and service capabilities expand, we intend to continue implementing our marketing efforts in the Transition Zone from our principal offices in Carencro, Louisiana and in the Rocky Mountain region from Loveland, Colorado.

         Contracting - Seismic Drilling. We generally contract with our customers for seismic drilling services on a unit-price basis, either on a per hole or per foot basis. These contracts are often awarded after a competitive bidding process. We price our contracts based on detailed project specifications provided by the customer, including the number, location and depth of source holes and the project's completion schedule. As a result, we are generally able to make a relatively accurate determination prior to pricing a contract of the type and amount of equipment required to complete the contract on schedule.

         Because of unit-price contracting, we frequently bear the risk of production delays that are beyond our control, such as those caused by adverse weather. We often bill the customer standby charges if our operations are delayed due to delays in permitting or surveying or for other reasons within the geophysical company's control.

         Contracting - Permitting Services. We contract with our customers for permitting services on a day rate or per project basis. Under the per project basis, revenue is recognized when certain percentages of the permitting process are completed. Contracts are often awarded to us only after competitive bidding. In the case of the per project basis, we determine the price after we have taken into account such factors as the number of permit agents, the number of permits and the detailed project specification provided by the customer.

         Contracting - Survey Services. We contract with our customers for seismic survey services on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Contracts are often awarded to us only after competitive bidding. In each case, the price is determined after we have taken into account such factors as the number of surveyors and other personnel, the type of terrain and transportation equipment, and the precision required for the project based on detailed project specifications provided by the customer.

COMPETITION

         Seismic Drilling Services. The principal competitive factors for seismic drilling services are price and the ability to meet customer schedules, although other factors including safety, capability, reputation and environmental sensitivity are also considered by customers when deciding upon a provider of seismic drilling services. We have numerous competitors in the Transition Zone and, in particular, in the highland areas in which we operate. We believe that no other company operating in the Transition Zone owns a fleet of Transition Zone seismic drilling equipment as varied or as large as we ours. Our extensive and diverse equipment base allows us to provide drilling services to our customers throughout the Transition Zone with the most efficient and environmentally appropriate equipment. We believe there are numerous competitors offering rock and heli-portable drilling in the Rocky Mountain region and internationally.

         Helicopter Support Services. We have numerous competitors that provide helicopter support services to geophysical companies operating in the Transition Zone and service companies operating offshore in the Gulf of Mexico. We believe that we are the only company offering both seismic drilling and long-line support services in the Transition Zone. We believe that there are numerous companies offering helicopter services in rock drilling and other mountain areas, as well as internationally. All of these companies have greater experience in these areas and several operate more aircraft than we do in these areas.

         Permitting Services. Our competitors include a number of established companies with a number of permit agents comparable to us and numerous larger companies.

         Survey Services. Our competitors include a number of established companies with a number of crews comparable to us and numerous larger companies.

SEASONALITY AND WEATHER RISKS

         Our operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, our revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters. Operations may also be affected by the rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for our equipment and decrease the number of vehicles available for operations.

BACKLOG

         Our backlog represents those seismic drilling projects for which a customer has hired us and has scheduled a start date for the project. Projects currently included in our backlog are subject to termination or delay without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported.

         As of December 31, 2001, our backlog was approximately $29.3 million compared to $18.5 million at December 31, 2000. Backlog at December 31, 2001 includes seismic drilling projects in the Transition Zone in addition to seismic rock drilling projects. We recently announced that our backlog for the year ending 2002 now exceeds $37.0 million. Our aviation division historically has not measured backlog due to the nature of our business and our contracts are generally cancelable by either party with thirty days written notice.

GOVERNMENTAL REGULATION

         Our operations and properties are subject to and affected by various types of governmental regulation, including laws and regulations governing the entry into and restoration of wetlands, the handling of explosives and numerous other federal, state and local laws and regulations. To date our cost of complying with such laws and regulations has not been material, but because such laws and regulations are changed frequently, it is not possible for us to accurately predict the cost or impact of such laws and regulations on our future operations.

         Furthermore, we depend on the demand for our services by the oil and gas industry and are affected by tax legislation, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons would adversely affect our operations by limiting demand for our services. We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

         Aviation. As a commercial operator of small aircraft, we are subject to regulations pursuant to the Federal Aviation Administration Authorization Act of 1994, as amended (the "Federal Aviation Act"), and other statutes. The FAA regulates our flight operations, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and other aspects of our operations.

         We carry persons and property in our aircraft pursuant to authority granted by the FAA. Under the Federal Aviation Act it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. We have all FAA certificates required to conduct our helicopter and aviation operations, and all of our aircraft are registered with the FAA.

         Generally, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States and operated pursuant to an operating certificate, which may be granted only to a citizen of the Untied States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in us, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. None of our aircraft are currently owned, in whole or in part, by a foreign entity. Our Articles of Incorporation and bylaws include provisions that are designed to ensure compliance with this requirement.

         Explosives. Because we load the holes that are drilled with dynamite, we are subject to various local, state and federal laws and regulations concerning the handling and storage of explosives and are specifically regulated by the Bureau of Alcohol, Tobacco and Firearms of the U.S. Department of Justice. We must take daily inventories of the dynamite and blasting caps that we keep for our seismic drilling and are subject to random checks by state and federal officials. We are licensed by the Louisiana State Police as an explosives handler. Any loss or suspension of these licenses would result in a material adverse effect on our results of operations and financial condition. We believe that we are in compliance with all material laws and regulations with respect to our handling and storage of explosives.

         Environmental. Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. In addition, certain areas where we operate are federally protected or state-protected wetlands or refuges where environmental regulation is particularly strict. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

         The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe that our facilities are in substantial compliance with current regulatory standards.

         Worker Safety. Our operations are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require us to obtain certain permits, licenses and certificates with respect to our operations. The kind of permits, licenses and certificates required in our operations depend upon a number of factors. We believe that we have all permits, licenses and certificates necessary to the conduct of our existing business.

INSURANCE

         Our operations are subject to the inherent risks of inland marine activity, heavy equipment operations and the transporting and handling of explosives, including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. We maintain insurance coverage against certain of these risks, which we believe are reasonable and customary in the industry. We also maintain insurance coverage against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our equipment or facilities. All policies are subject to deductibles and other coverage limitations. We believe our insurance coverage is adequate. Historically, we have not experienced an insured loss in excess of our policy limits; however, there can be no assurance that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

         As of December 31, 2001, we had approximately 236 employees, including approximately 204 operating personnel and 32 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age and offices held by each of the executive officers as of March 29, 2002 are as follows:

      NAME                                        AGE                       POSITION
      ----                                        ---                       --------
      James C. Eckert............................  52         President and Chief Executive Officer

      Burton T. Zaunbrecher......................  41         Executive Vice-President, Chief Operating Officer

      G. Darcy Klug..............................  50         Chief Financial Officer

      James C. Eckert was appointed our President and Chief Executive Officer in March 2001. He served as Vice-President for Business Development of Veritas DGC Land Inc. from 1998 to 2000. Prior to 1998, Mr. Eckert supervised the highland and transition seismic acquisitions of Veritas DGC Land Inc. Prior to 1992, he served as President of GFS Company, a company which he co-founded in 1985, until its acquisition in 1992 by Digicon, Inc., a predecessor by merger to Veritas, Inc. Mr. Eckert graduated from University of Southern Mississippi in 1971.

      Burton T. Zaunbrecher is currently serving as our Company's Executive Vice-President and Chief Operating Officer. Mr. Zaunbrecher joined us in November 2000. He served as president of Burton T. Zaunbrecher, Inc., an oil, gas and mineral lease, and geophysical permit acquisition company, which he founded in 1990. Prior to 1990, Mr. Zaunbrecher conducted independent abstracting and land services. Mr. Zaunbrecher graduated from the University of Southwestern Louisiana in 1984.

         G. Darcy Klug is our Chief Financial Officer. He joined us in May 2001 after being involved in private investments since 1987. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983 he held various financial positions with Galveston-Houston Company, a manufacturer of oil and gas equipment listed for trading on the New York Stock Exchange. Between 1973 and 1979, he was a member of the audit staff of Pricewaterhouse Coopers. Mr. Klug is a graduate of Louisiana State University and is a member of the Louisiana State Board of Certified Public Accountants.

ITEM 3.      LEGAL PROCEEDINGS

         We are involved in various legal and other proceedings which are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on October 11, 2001, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's shareholders. The following table shows the results of voting as to each nominee:

NOMINEES                           FOR             WITHHELD AUTHORITY
Crichton W. Brown               18,765,797              53,775
Michael G. DeHart               18,765,797              53,775
James C. Eckert                 18,765,797              53,775
Steven T. Stull                 18,765,797              53,775
Richard C. White                18,765,797              53,775
Burton T. Zaunbrecher           18,765,797              53,775

         At the same meeting, the following proposal was also approved by the Company's shareholders:

                                                            FOR              AGAINST       ABSTENTIONS
Increase in the number of shares issuable under the
Company's stock incentive plan .......................    18,713,215         102,247            0

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a) Our Common Stock is listed for quotation on the Nasdaq National Market under the symbol "OMNI". At March 25, 2002 we had 115 shareholders of record of Common Stock. The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                                             HIGH               LOW
                                                                             ----               ---
         2000
         First quarter ...................................................   $3.63             $1.00
         Second quarter...................................................   $2.13             $0.63
         Third quarter....................................................   $0.94             $0.31
         Fourth quarter...................................................   $2.06             $0.50

         2001
         First quarter ...................................................   $1.78             $0.38
         Second quarter...................................................   $1.59             $1.06
         Third quarter....................................................   $1.27             $0.50
         Fourth quarter...................................................   $0.95             $0.50

         We have never paid cash dividends on our Common Stock. We intend to retain future earnings, if any, to meet our working capital requirements and to finance the future operations of our business. Therefore, we do not plan to declare or pay cash dividends to holders of our Common Stock in the foreseeable future. In addition, certain of our credit arrangements contain provisions that limit our ability to pay cash dividends on our Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data as of and for the five years ended December 31, 2001 are derived from our audited consolidated financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

                                                                                           Year ended December 31,
                                                                             1997        1998        1999        2000        2001
                                                                           --------    --------    --------    --------    --------
                                                                              (in thousands, except share and per share amounts)
Income Statement Data:
   Operating revenue ...................................................   $ 49,591    $ 73,207    $ 32,687    $ 16,563    $ 23,686
   Operating expense ...................................................     36,302      57,724      35,443      20,212      20,893
                                                                           --------    --------    --------    --------    --------
   Gross profit ........................................................     13,289      15,483      (2,756)     (3,649)      2,793
   General and administrative expense ..................................      5,122      13,226      12,344       5,999       3,126
   Asset impairment and other charges ..................................         --       3,379      10,336      11,284         632
                                                                           --------    --------    --------    --------    --------
   Operating income (loss) .............................................      8,167      (1,122)    (25,436)    (20,932)       (965)
   Interest expense ....................................................      1,866       1,683       2,989       3,012       1,300
   Other expense (income), net .........................................        (37)       (281)        150       1,846      (7,929)
                                                                           --------    --------    --------    --------    --------
   Income (loss) before income taxes ...................................      6,338      (2,524)    (28,575)    (25,790)      5,664
   Income tax expense (benefit) ........................................        403        (706)     (1,275)         --          --
                                                                           --------    --------    --------    --------    --------
   Income (loss) before minority interest ..............................      5,935      (1,818)    (27,300)    (25,790)      5,664
   Minority interest and income (loss) of subsidiaries .................         --         (18)       (362)        (17)         --
                                                                           --------    --------    --------    --------    --------

   Income (loss) before extraordinary item .............................      5,935      (1,800)    (26,938)    (25,773)      5,664
   Extraordinary expense from early extinguishment of debt, net of tax .         84          --          --          --          --
                                                                           --------    --------    --------    --------    --------
      Net income (loss) ................................................   $  5,851    $ (1,800)   $(26,938)   $(25,773)   $  5,664
Accretion of preferred stock ...........................................         --          --          --                    (726)
                                                                           --------    --------    --------    --------    --------
Net earnings (loss) applicable to common and common equivalent shares
                                                                           $  5,851    $ (1,800)   $(26,938)   $(25,773)   $  4,938
                                                                           ========    ========    ========    ========    ========

Earnings (loss) per common share:
   Basic ...............................................................   $   0.50    $  (0.11)   $  (1.69)   $  (1.49)   $   0.18
   Diluted .............................................................   $   0.50    $  (0.11)   $  (1.69)   $  (1.49)   $   0.17
Unaudited Pro Forma Data:
   Income before income taxes and extraordinary item, reported above ...   $  6,338
   Pro forma interest expense(1) .......................................        345
   Pro forma provision for income taxes(2) .............................      2,400
                                                                           --------
   Pro forma net income ................................................   $  3,593
                                                                           ========
   Pro forma net income per common share ...............................   $   0.30
                                                                           ========
   Number of shares used in per share calculation :
   Basic ...............................................................     11,733      15,850      15,970      17,456      27,044
   Diluted .............................................................     11,810      15,850      15,970      17,456      29,533

                                                                                         As of December 31,
                                                                            1997      1998      1999      2000      2001
                                                                           -------   -------   -------   -------   -------
                                                                                            (In thousands)
Balance Sheet Data:
   Total assets ........................................................   $74,913   $85,346   $51,021   $34,624   $38,448
   Long-term debt, less current maturities .............................    14,558    14,371     1,186     8,500     9,289

(1) Reflects an increase in interest expense as a result of the incurrence of indebtedness to finance the repurchase of outstanding preferred units of OMNI Geophysical and the distribution to the members of OMNI Geophysical, as if such event had occurred on January 1, 1997.

(2) Each of OGC, OMNI Geophysical and American Aviation was an S corporation or a limited liability company exempt from income tax at the entity level, and thus the historical consolidated financial statements prior to December 4, 1997 show no provision for income taxes. Effective December 4, 1997, we became subject to income taxes at the corporate level. This pro forma adjustment reflects a provision for income taxes on our net income at a combined federal and state tax rate of 40%.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed under the heading "Cautionary Statements." "Forward looking statements" provided by us pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

         This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

RECENT DEVELOPMENTS

     In the fourth quarter of 2000, we began experiencing a significant increase in the number of bid requests from our customers. This resulted in an increase in our backlog from December 31, 2000 of $18.5 million to $29.3 million at December 31, 2001.

     In November 2001 we completed negotiations with our lenders to extend the maturity of all of our senior credit facilities to August 2004, restructure the amortization of the term debt, and reduce the rate of interest paid on certain outstanding indebtedness.

     We recently announced the acquisition of the assets of AirJac Drilling, a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate purchase price was $2.0 million cash. In this acquisition we acquired the following types of equipment:

          Types of Equipment               Number of Units Acquired
          ------------------               ------------------------
Highland Drilling Units                                20
Water Buggies                                          22
Aluminum Marsh ATVs                                     4
Airboat Drilling Units                                  5
Swamp ATVs                                              5
Pullboats                                               5
Pontoon Boats                                           2
Skid-Mounted Drilling Units                             3

GENERAL

         Demand. We receive our revenues from customers in the energy industry. Demand for our services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data. The level of activity among geophysical companies is primarily influenced by the level of capital expenditures by oil and gas companies for seismic data acquisition activities. A number of factors affect the decision of oil and gas companies to pursue the acquisition of seismic data, including (i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies' interest in obtaining the information is also a factor as some geophysical companies will acquire seismic data on a speculative basis.

         During 1999, with the reduction in the price of oil and gas, we began to experience a decrease in demand for our services. In 2001, the market experienced a rebound. For the years ended December 31, 1999, 2000 and 2001, our operating revenues were $32.7 million, $16.6 million, and $23.7 million, respectively.

         Seasonality and Weather Risks. Our operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours.

RESULTS OF OPERATIONS

         The following discussion provides information related to the results of our operations.

         Year Ended December 31, 2000 Compared to the Year Ended December 31,
2001

                                                                            Year Ended           Year Ended
                                                                         December 31, 2000    December 31, 2001
                                                                         -----------------    -----------------
Operating revenue ....................................................   $          16,563    $          23,686
Operating expense ....................................................              20,212               20,893
                                                                         -----------------    -----------------

Gross profit (loss) ..................................................              (3,649)               2,793
General and administrative expenses ..................................               5,999                3,126
Asset impairment and other charges ...................................              11,284                  632
                                                                         -----------------    -----------------

Operating loss .......................................................             (20,932)                (965)
Interest expense .....................................................               3,012                1,300
Other (income) expense ...............................................               1,846               (7,929)
                                                                         -----------------    -----------------

Income (loss) before taxes ...........................................             (25,790)               5,664
Income tax benefit (expense) .........................................                  --                   --
                                                                         -----------------    -----------------

Income (loss) before minority interest ...............................             (25,790)               5,664
Minority interest in loss of subsidiaries ............................                 (17)                  --
                                                                         -----------------    -----------------

Net income (loss) ....................................................             (25,773)               5,664
Accretion of preferred stock .........................................                  --                 (726)
                                                                         -----------------    -----------------

Net income (loss) applicable to common and common equivalent shares ..   $         (25,733)   $           4,938
                                                                         =================    =================

         Operating revenues increased 43%, or $7.1 million, from $16.6 million to $23.7 million for the years ended December 31, 2000 and 2001, respectively. This increase was due primarily to an upswing in the seismic market in 2001. As a result, drilling revenues doubled from $8.9 million for the year ended December 31, 2000 to $18.0 million for the year ended December 31, 2001. Our newly formed permitting division reported revenues of $1.5 million for the year ended December 31, 2001 with no revenues reported for the corresponding period of 2000. Survey revenues decreased from $1.4 million for the year ended December 31, 2000 to $0.6 million for the year ended December 31, 2001, primarily due to our decision to concentrate our personnel, equipment and available working capital on the more profitable segments of the seismic industry. Aviation revenues decreased from $6.3 million for the year ended December 31, 2000 to $3.7 million for the year ended December 31, 2001 as we continue to reduce our seismic aviation fleet to concentrate on the more profitable offshore market. Operating revenues in 2002 are expected to continue to increase due to an increased demand for our services.

         Operating expenses increased 3%, or $0.7 million, from $20.2 million in 2000 to $20.9 million in 2001. Operating payroll expense increased $0.4 million from $8.0 million to $8.4 million for the years ended December 31, 2000 and 2001, respectively. The significant increase in seismic activity has resulted in a corresponding increase in the amount of personnel employed, as the average number of field employees has increased to 172 in 2001 compared to 155 in 2000. Also, as a result of the increased activity levels in 2001 as compared to 2000, explosives expenses increased $1.1 million from $0.9 million for the year ended December 31, 2000 to $2.0 million for the year ended December 31, 2001. Contracting services increased $2.2 million from $0.2 million for the year ended December 31, 2000 to $2.4 million for the year ended December 31, 2001 principally as a result of the commencement of our newly formed permitting division. These increases were partially offset by a $2.5 million decrease in the repairs and maintenance expense, rental expense and related insurance expense on leased aviation equipment. The decreases resulted from fewer helicopters being leased from third parties during 2001 compared to 2000. Depreciation expense and property and casualty insurance expense decreased $0.5 million from the year ended December 31, 2000 to the year ended December 31, 2001 because of an overall reduction in our operating equipment. Operating expenses are expected to continue to increase in 2002 as operating revenues increase.

         Gross profit increased $6.4 million, or 178%, from a gross loss of $(3.6 million) to a gross profit of $2.8 million for the years ended December 31, 2000 and 2001, respectively. This increase is a result of increased business activity in our more profitable business segments, increased prices received for the services provided and more stringent controls over operating expenses.

         General and administrative expenses decreased $2.9 million, or 48%, from $6.0 million for 2000 compared to $3.1 million for 2001. Payroll expenses accounted for 45% of this decrease as they decreased $1.3 million from $2.5 million for the year ended December 31, 2000 to $1.2 million for the year ended December 31, 2001. This decrease is due to a 30% reduction in the average number of administrative employees between the periods, as well as significantly reduced base compensation levels of our management. We realized approximately $1.2 million in savings during 2001 by renegotiating certain lease and vendor agreements with terms more favorable to us than those agreements in 2000. We experienced a $0.1 million reduction in each of entertainment and communications expenses from the year ended December 31, 2000 to the year ended December 31, 2001. Amortization expense decreased $0.2 million from $0.4 million to $0.2 million for the years ended December 31, 2000 and 2001, respectively, due to the asset impairment charges realized in the latter part of 2000 (See Note 5). General and administrative expenses are expected to increase slightly in 2002 due to increased business activity.

         During 2001, we realized asset impairment charges of $0.6 million (See
Note 5) compared to $11.3 million in 2000..

         Interest expense was $1.3 million for the year ended December 31, 2001 compared to $3.0 million for the year ended December 31, 2000.

         Other income increased $9.8 million from $(1.8) million for the year ended December 31, 2000 to $7.9 million for the year ended December 31, 2001. The increase is primarily from the receipt of $7.5 million in proceeds from a key-man life insurance policy procured on the life our CEO, who was killed in a private aircraft accident in February 2001. The increase was also due to $1.8 million of net losses on the sale of assets in 2000 offset by $0.1 million in interest income in 2001.

         For the year ended December 31, 2000 and 2001, losses incurred by us generated additional net operating loss carryforwards for which a reserve has been provided (see Note 10), resulting in income tax benefit/expense of $0 in each year.

         Accretion of preferred stock increased $0.7 million from $0 for the year ended December 31, 2000 to $0.7 million for the year ended December 31, 2001. The increase is due to the accretion of dividends at 8% during the free dividend period from April 2001 through June 2002 for our preferred stock.




            Year Ended December 31, 1999 Compared to the Year Ended December 31, 2000

                                                  Year Ended           Year Ended
                                               December 31, 1999    December 31, 2000
                                               -----------------    -----------------
Operating revenue ..........................   $          32,687    $          16,563
Operating expense ..........................              35,443               20,212
                                               -----------------    -----------------

Gross loss .................................              (2,756)              (3,649)
General and administrative expenses ........              12,344                5,999
Asset impairment and other charges .........              10,336               11,284
                                               -----------------    -----------------

Operating loss .............................             (25,436)             (20,932)
Interest expense ...........................               2,989                3,012
Other expense ..............................                 150                1,846
                                               -----------------    -----------------

Loss before taxes ..........................             (28,575)             (25,790)
Income tax benefit .........................              (1,275)                  --
                                               -----------------    -----------------

Loss before minority interest ..............             (27,300)             (25,790)
Minority interest in loss of subsidiaries ..                (362)                 (17)
                                               -----------------    -----------------

Net Loss ...................................   $         (26,938)   $         (25,773)
                                               =================    =================

         Operating revenues decreased 49%, or $16.1 million, from $32.7 million to $16.6 million for the years ended December 31, 1999 and 2000, respectively. The decrease was due primarily to a depressed seismic market throughout 2000. As a result of the decline in the seismic activity and adverse pricing during the last year, drilling and survey revenues decreased $7.3 million and $3.1 million, to $8.9 million and $1.4 million, respectively, for the year ended December 31, 2000. No revenues were generated from our South American joint venture for the year ended December 31, 2000 compared to $2.3 million in the prior year.

         Operating expenses decreased 43%, or $15.2 million, from $35.4 million in 1999 to $20.2 million in 2000. Declines in payroll costs accounted for 59% of this decrease as operating payroll expense decreased from $16.8 million to $8.0 million for the years ended December 31, 1999 and 2000, respectively. The significant decrease in seismic activity has resulted in a corresponding decrease in the amount of personnel employed, as the average number of field employees has declined to 155 in 2000 compared to 291 in 1999. Also, as a result of the lower activity levels in 2000 as compared to 1999, explosives, repairs and maintenance and rentals and leases expenses decreased $3.7 million from $8.7 million for the year ended December 31, 1999 to $5.0 million for the year ended December 31, 2000.

         Gross operating loss increased $0.8 million, or 29%, from $(2.8 million) to $(3.6 million) for the years ended December 31, 1999 and 2000, respectively, primarily as a result of substantially lower domestic revenues from our Drilling, Aviation and Survey segments.

         General and administrative expenses were $12.3 million for 1999 compared to $6.0 million for 2000, resulting in a 51% decrease. Payroll expenses decreased $2.4 million from $4.9 million for the year ended December 31, 1999 to $2.5 million for the year ended December 31, 2000. These decreases are due to the reduction in the workforce implemented by us due to the declines in the market environment. Bad debt expense decreased $2.4 million from $2.4 million in December 31, 1999, all of which in 1999 related to a customer that filed bankruptcy. We experienced a 53% reduction in travel, office and supplies, communications, and rentals and leases expenses due to decreased activity levels from $1.5 million to $0.7 million in the years ended December 31, 1999 and 2000, respectively. Amortization expense decreased $0.5 million from $0.9 million to $0.4 million for the years ended December 31, 1999 and 2000, respectively, due to the asset impairment charges realized in 2000 (See Note 5).

         During 2000, we realized asset impairment charges of $11.3 million (See
Note 5) compared to $10.3 million in 1999.

         Interest expense was $3.0 million for each of the years ended December 31, 1999 and 2000.

         Due to losses in the year ended December 31, 1999, we recorded an income tax benefit of $1.3 million. For the year ended December 31, 2000, losses incurred by us generated additional net operating loss carryforwards for which a reserve has been provided (see Note 10) resulting in a $0 income tax benefit for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         During the second half of fiscal 2000 and the first half of fiscal 2001, we significantly improved our capital structure and future liquidity prospects by experiencing an increase in customer bidding activity, receiving a series of new capital contributions, receiving a significant life insurance settlement and completing a series of financial restructurings. During the fourth quarter of 2000 and the first quarter of 2001, we successfully raised $5.1 million of new equity capital, and after the death of our CEO, we received $7.5 million in proceeds from a key-man life insurance policy. With the proceeds we repaid approximately $2.0 million of secured indebtedness. We reached an agreement to eliminate all of the remaining subordinated debt to an affiliate by the payment of approximately $1.0 million to satisfy $2.0 million of the indebtedness and the issuance of shares of Series B Preferred Stock for the remaining outstanding balance. We extended the maturity dates for all of our secured indebtedness outstanding; and negotiated a 1.5% fixed interest rate reduction on approximately $6.9 million of this secured indebtedness. Our backlog at December 31, 2001 approximated $29.3 million, compared to $18.5 million at December 31, 2001.

         In the years ended December 31, 1999, 2000 and 2001, we privately placed a total of $7.5 million, $3.4 million and $1.5 million, respectively, in subordinated debentures with an affiliate. The debentures had interest rates of either a fixed rate of 12% or a rate that started at 12% and escalated over the life of the note to 20%. The debentures were due five years from the date of issuance with interest payable quarterly. In connection with these debentures, we issued warrants to purchase 5,738,500 shares of our common stock. The warrants had vesting periods from immediate vesting to four years and exercise prices from $0.75 to $5.00. We recorded each warrant at its relative fair value at date of issuance.

         In July 2000, we entered into a series of transactions with an affiliate that enabled us to factor, with recourse to us, substantially all of the trade receivables of a major customer totaling approximately $1.0 million. This receivable had become ineligible under the terms of our revolving credit facility with Hibernia National Bank. In exchange for us transferring ownership rights and title in the trade receivables of the major customer to the affiliate, the affiliate forgave approximately $1.0 million in principal on the oldest subordinated debt. We incurred a fixed interest rate charge of 1.5% on the $1.0 million in principal advanced against the trade receivables transferred. We guaranteed repayment of the trade receivables and as of December 2001 have received $0.8 of the $1.0 million due. The remaining $0.2 million has been classified as due to affiliate.

         On October 31, 2000, we completed the private placement of approximately 6.9 million shares of common stock for approximately $4.3 million. The purchasers of the common stock also received options or warrants to acquire approximately 2.8 million shares of common stock at an exercise price of $0.75 per share. The terms of the private placement gave the shareholders the right to put their stock back to us in the event of the death of our CEO. To secure this put right, we purchased key-man life insurance on our CEO in the amount of $7.5 million. In addition, we issued 800 shares of Series A Preferred Stock for $0.8 million in cash and also converted approximately $4.6 million of subordinated debt to 4,550 shares of Series A Preferred Stock. This conversion reduced the amount of outstanding subordinated debentures to $5.5 million at December 31, 2000. In connection with the completion of these capital transactions, we reached agreements with our secured lenders to extend the maturity dates of approximately $13 million in outstanding indebtedness until January 2002.

         The proceeds of the private placement of stock were used to repay $1.3 million of secured indebtedness and provide working capital.

         On February 10, 2001, our CEO was killed in a private aircraft accident. As a result of this event, we received $7.5 million in proceeds from the key-man life insurance policy purchased in connection with the aforementioned private placement. We received from the private placement shareholders waivers of their put rights upon his death. In connection with the receipt of these waivers, we also obtained from our secured lenders commitments to modify the existing agreements upon our receipt of the life insurance proceeds. Under these revised commitments, the maturity dates were extended to August 31, 2002 from January 2002. Additionally, we negotiated an interest rate reduction on $6.9 million of the secured indebtedness from prime plus 3% to prime plus 1.5%. In connection with the revised commitments, we were required to repay $2.0 million of existing term indebtedness and convert into preferred stock the remain outstanding subordinated debt. We used a portion of the insurance proceeds to fund the $2.0 million payment of existing term indebtedness. The outstanding balance on the secured indebtedness at December 31, 2001 is $4.0 million.

         In May 2001, we reached an agreement with the holders of our outstanding subordinated debt, to repay $1.0 million in satisfaction of $2.0 million of indebtedness and issue shares of Series B Preferred Stock to satisfy the remaining outstanding principal and interest owed under the agreements. The number of shares to be issued was 100 shares per $1,000 of principal and interest owed on the date of the exchange.

         At December 31, 2001, we had approximately $1.2 million in cash compared to approximately $0.3 million at December 31, 2000. We had working capital of approximately $2.3 million at December 31, 2001, compared to approximately ($3.4 million) at December 31, 2000. The increase in working capital is due to improved profitability resulting in a significant decrease in accrued expenses, a significant increase in accounts receivable, and the classification of the line of credit as long-term.

         Cash provided by (used in) operating activities was $6.4 million and ($5.6 million) in the years ended December 31, 2001 and 2000, respectively. Our net income (loss) was the single largest contributing factor in both years.

         We have outstanding a revolving line of credit agreement (the Line) with a bank. Availability under the Line is the lower of: (i) $5.0 million or
(ii) the sum of 80% of eligible accounts receivable, plus 25% of eligible aviation inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (6.25% at December 31, 2001) and matures on August 31, 2004. The weighted-average interest rate on the Line was 12.1% and 9.2% for the years ended December 31, 2000 and 2001, respectively. The Line is collateralized by our accounts receivable and inventory. As of December 31, 2001 we had $2.0 million outstanding under the Line. Additional borrowing capacity under the Line was $1.0 million as of December 31, 2001.

         At December 31, 2001, we also had approximately $8.0 million in other loans outstanding, including approximately $2.4 million in outstanding debt pursuant to agreements with a financing company. This loan is an asset-based financing loan bearing interest at LIBOR plus 5.0%. As previously mentioned, we have renegotiated an extended maturity to August 31, 2004 from August 31, 2002. Also included in the $8.0 million in other loans is approximately $4.7 million in outstanding debt to a financing company pursuant to our acquisition of our aviation fleet previously operated under an operating lease. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 1, 2007.

         Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and business acquisitions. In 2001 we acquired approximately $0.4 million of new vehicles accounted for as a capital lease. Other than the acquisitions discussed in Notes 12 and 14, we have no material commitments outstanding for expenditures nor do we anticipate acquiring a significant amount of capital assets in 2002.


CONTRACTUAL COMMITMENTS

         We have the following contractual obligations as of December 31, 2001:

                                                                    Payments Due by Period
                                                     -----------------------------------------------------
                                                                   Less than                     After 4
                                                       Total         1 year       1-3 years       years
                                                     -----------   -----------   -----------   -----------
              Long-term debt .....................   $    14,052   $     2,750   $     8,030   $     3,272
              Capital lease obligations ..........         1,676           511         1,121            44
              Operating leases ...................           415            83           249            83
                                                     -----------   -----------   -----------   -----------
                    Total Contractual Cash .......   $    16,143   $     3,344   $     9,400   $     3,399
                                                     ===========   ===========   ===========   ===========

         We believe that cash flow generated from operations in 2002 will be sufficient to fund our working capital needs and debt service requirements for at least the next twelve months.


CAUTIONARY STATEMENTS

         This Annual Report contains "forward-looking statements." Such statements include, without limitation, statements regarding our expectations regarding revenue levels, profitability and costs, the expected results of our business strategy, and other plans and objectives of management for future operations and activities.

         Important factors that could cause actual results to differ materially from our expectations include, without limitation, our dependence on activity in the oil and gas industry, risks associated with our rapid growth, dependence on a relatively small number of significant customers, seasonality and weather risks, the hazardous conditions and difficult terrain in which we operate, and risks associated with our international expansion. Many of these factors are beyond our control.

RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2001 we leased a facility from a major shareholder at a total lease expense of $0.1 million, which approximated market values. We were under a lease contract for a portion of 2001 (See Note
8). See also Notes 4 and 9 for other transactions with our affiliates.

         In July 2000, we entered into a series of transactions with the same affiliate that enabled us to factor, with recourse, approximately $1.0 million of the trade receivable of a major customer. This receivable had become ineligible under the terms of our Line. As of December 31, 2001 we are liable to the affiliate for approximately $0.2 million, which is payable in twelve equal monthly installments commencing 30 days after execution of the definitive repayment agreement between us and the affiliate.

         During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B

Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. (See
Note 9 regarding the accounting for preferred stock.)

         In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 5,738,500 shares of our common stock, of which 2,901,000 have been cancelled as of December 31, 2001. The remaining 2,837,500 warrants outstanding are all exercisable with exercise prices ranging from $0.75 to $2.00 per share.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation on our consolidated financial statements.

         We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluation the level of established reserves, we make judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful account may be required. Due to the nature of our industry, we have a concentration of credit risks. As a result, adjustments to the allowance for doubtful accounts may be significant.

         We have made significant investments in inventory to service our equipment. On a routine basis, we use judgments in determining the level of reserves required to state inventory at the lower of cost or market. Our estimates are primarily influenced by technological innovations, market activity levels and the physical condition of products. Changes in these or other factors may result in adjustments to the carrying value of inventory.

         Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of our net assets. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. We have established reserves to reduce our net deferred tax assets to estimated realizable value. If tax regulations change, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of our net deferred tax assets and liabilities may be required.

         We record liabilities for environmental obligations when remedial efforts are probable and the costs can be reasonably estimated. Our estimates are based on currently enacted laws and regulations. As more information becomes available or environmental laws and regulations change, such liabilities may be required to be adjusted. Additionally, in connection with acquisitions, we obtain indemnifications from the seller related to environmental matters. If the indemnifying parties do not fulfill their obligations, adjustments of recorded amounts may be required.

         We maintain insurance coverage for various aspects of our business and operations. We retain a portion of losses that occur through the use of deductibles and self-funded insurance programs. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at our fair value. We adopted SFAS 133 on January 1, 2001; however, adoption did not have a material impact on our financial position.

          In July 2001, SFAS No. 141, " Business Combinations" and SFAS No. 142, " Goodwill and Other Intangible Assets" were issued. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. As of December 31, 2001, we have goodwill, net of accumulated amortization, of $2.0 million. We believe that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will not have an adverse effect on our results of operations and financial condition. We recognized approximately $103,000 and $21,000 in goodwill amortization expense for the year ended December 31, 2001 and 2000, respectively.

          In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for our fiscal year beginning January 1, 2002. We are currently evaluating the impact that adoption of this standard will have on our financial statements.

          On June 29, 2001 the American Institute of Certified Public Accountants (AICPA) released an exposure draft of a proposed Statement of Position (SOP), " Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in-service" fixed assets. It would require that these types of expenses would be recognized when incurred rather than accruing these expenses while the asset is in service. We are assessing the impact of the change should this SOP be adopted.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2001. All instruments described are non-traded instruments and approximated fair value.

Dollars in thousands           2002         2003         2004         2005        2006
                             ---------    ---------    ---------    ---------   ---------
Long-term debt
   Fixed Rate                      424          451          463          409         404
     Average interest rate         8.0%         8.0%         8.0%         8.0%        8.0%
   Variable Rate                 1,681        1,514        5,192           --          --
     Average interest rate         6.7%         6.7%         6.5%          --          --

Short-term debt
   Fixed Rate                      645           --           --           --          --
     Average interest rate         6.9%          --           --           --          --
   Variable Rate                    --           --           --           --          --
     Average interest rate          --           --           --           --          --

Foreign Currency Risks

         Our transactions are in U.S. dollars. Previously, we had one subsidiary, which conducted our operations in Canadian dollars. However, those operations were closed in July 1999. Currently, the South American joint venture transacts all of its activity in U.S. dollars. Operations in South America have been curtailed pending future developments in that market.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                      Page
                                                                                ----
Report of Independent Public Accountants.........................................25
Consolidated Balance Sheets as of December 31, 2000 and 2001.....................26
Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 2000 and 2001........................................28
Consolidated Statements of Changes in Equity for the
         Years Ended December 31, 1999, 2000 and 2001............................29
Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1999, 2000 and 2001............................30
Notes to Consolidated Financial Statements.......................................31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of OMNI Energy Services Corp.:

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. and subsidiaries, a Louisiana corporation, as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMNI Energy Services Corp. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                             ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 14, 2002

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001




ASSETS

                                                               2000       2001
                                                              -------    -------
                                                                (In Thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                $   317    $ 1,233
     Accounts receivable, net                                   3,329      5,250
     Parts and supplies inventory                               2,649      2,723
     Prepaid expenses                                           1,086        857
     Assets held for sale                                       1,678        630
                                                              -------    -------
         Total current assets                                   9,059     10,693
                                                              -------    -------

PROPERTY AND EQUIPMENT:
     Land                                                         359        359
     Building and improvements                                  4,505      4,505
     Drilling, field and support equipment                     25,102     24,834
     Aviation equipment                                            --      5,109
     Shop equipment                                               374        392
     Office equipment                                           1,485      1,500
     Vehicles                                                   2,248      2,526
     Construction in progress                                      74         50
                                                              -------    -------
                                                               34,147     39,275
     Less:  accumulated depreciation                           10,721     13,707
                                                              -------    -------
         Total property and equipment, net                     23,426     25,568
                                                              -------    -------

OTHER ASSETS:
     Goodwill, net                                              2,059      2,006
     Other                                                         80        181
                                                              -------    -------
                                                                2,139      2,187
                                                              -------    -------
         Total assets                                         $34,624    $38,448
                                                              =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             2000        2001
                                                           --------    --------
                                                              (In Thousands)
CURRENT LIABILITIES:
     Current maturities of long-term debt                  $  2,068    $  2,750
     Line of credit                                           1,688          --
     Accounts payable                                         3,162       2,598
     Accrued expenses                                         2,578       2,240
     Sales taxes payable                                      1,355         707
     Accrued interest                                         1,586          71
                                                           --------    --------
         Total current liabilities                           12,437       8,366
                                                           --------    --------

LONG-TERM LIABILITIES:
     Line of credit                                              --       2,012
     Long-term debt, less current maturities                  8,500       9,289
     Subordinated debt                                        5,448          --
                                                           --------    --------
         Total long-term liabilities                         13,948      11,301
                                                           --------    --------

                                                             26,385      19,667
                                                           --------    --------

MINORITY INTEREST                                               221         221
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES                                    --          --
                                                           --------    --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1,000 par value, 5,000,000 shares
        authorized; 7,500 shares issued and outstanding,      7,500      11,616
        liquidation preference of $1,000 per share
     Common stock, $.01 par value, 45,000,000 shares
         authorized; 26,911,724 and 27,295,474 issued at
         December 31, 2000 and 2001, respectively               269         273
     Treasury stock, 1,085,400 shares acquired at cost           --        (706)
     Additional paid-in capital                              54,406      56,643
     Accumulated other comprehensive loss                       (36)        (83)
     Accumulated deficit                                    (54,121)    (49,183)
                                                           --------    --------
         Total stockholders' equity                           8,018      18,560
                                                           --------    --------
         Total liabilities and stockholders' equity        $ 34,624    $ 38,448
                                                           ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                    1999        2000        2001
                                                                  --------    --------    --------
                                                                 (Dollars in Thousands, except share
                                                                          and per share data)
Operating revenue                                                 $ 32,687    $ 16,563    $ 23,686
Operating expense                                                   35,443      20,212      20,893
                                                                  --------    --------    --------
     Gross profit (loss)                                            (2,756)     (3,649)      2,793

General and administrative expense                                  12,344       5,999       3,126
Asset impairment and other charges                                  10,336      11,284         632
                                                                  --------    --------    --------
     Operating income (loss)                                       (25,436)    (20,932)       (965)
Interest expense                                                     2,989       3,012       1,300
Other (income) expense                                                 150       1,846      (7,929)
                                                                  --------    --------    --------
     Income (loss) before taxes                                    (28,575)    (25,790)      5,664

Income tax benefit                                                  (1,275)         --          --
                                                                  --------    --------    --------
     Income (loss) before minority interest                        (27,300)    (25,790)      5,664
Minority interest in loss of subsidiaries                             (362)        (17)         --
                                                                  --------    --------    --------
          Net income (loss)                                        (26,938)    (25,773)      5,664
                                                                  --------    --------    --------
Accretion of preferred stock                                            --          --        (726)
                                                                  --------    --------    --------
Net earnings (loss) applicable to common and
common equivalent shares                                          $(26,938)   $(25,773)   $  4,938
                                                                  ========    ========    ========



Basic income (loss) per common share:                             $  (1.69)   $  (1.49)   $   0.18
Diluted income (loss) per common share:                           $  (1.69)   $  (1.49)   $   0.17

Number of shares used in calculating earnings (loss) per share:
Basic                                                               15,970      17,456      27,044
Diluted                                                             15,970      17,456      29,533


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
       CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                                      Accumulated
                                                                                                        Additional       Other
                                                                                          Treasury       Paid-In      Comprehensive
                                     Preferred Stock               Common Stock             Stock         Capital         Loss
                                -------------------------   -------------------------    -----------    -----------    -----------
                                  Shares        Amount         Shares        Amount        Amount
                                -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1998               --   $        --    15,958,627   $       160    $        --    $    46,885    $       (64)
Deferred                                 --            --            --            --             --             92             --
Compensation
      expense
   -stock option exercise                --            --        20,878            --             --             47             --
   -detachable warrants                  --            --            --            --             --            573             --
   -preferred stock                   1,000         1,000            --            --             --             --             --
Comprehensive income:
   - net loss                            --            --            --            --             --             --             --
   -foreign currency
    translation adjustments              --            --            --            --             --             --             51
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
Total comprehensive loss
                                         --            --            --            --             --             --             51
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, December 31, 1999            1,000         1,000    15,979,505           160             --         47,597            (13)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
Deferred
Compensation
    Expense                              --            --            --            --             --             62             --
-issuance of
   common shares for
   acquisitions                          --            --     3,907,469            39             --          2,404             --
-issuance of common shares               --            --     6,960,000            69             --          4,280             --
-stock option exercise                   --            --        64,750             1             --             63             --
   -detachable warrants                  --            --            --            --             --             --             --
   -preferred stock                   6,500         6,500            --            --             --             --             --
Comprehensive income:
   - net loss                            --            --            --            --             --             --             --
   -foreign currency
    translation adjustments              --            --            --            --             --             --            (23)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

                                         --            --            --            --             --             --            (23)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, December 31, 2000
                                      7,500         7,500    26,911,724           269             --         54,406            (36)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
-issuance of common shares                                       25,000            --            --              15
-stock option exercise                   --            --       358,750             4             --            214             --
-offering costs                          --            --            --            --             --           (168)            --
-conversion of
 subordinated debt to
 preferred stock                         --         3,390            --            --             --          2,176             --
-accretion of preferred stock            --           726            --            --             --             --             --
-treasury stock                          --            --            --            --           (706)            --             --
Comprehensive income:
   - net income                          --            --            --            --             --             --             --
   -foreign currency
    translation adjustments              --            --            --            --             --             --            (47)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
Total comprehensive income               --            --            --            --             --             --            (47)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, December 31, 2001            7,500   $    11,616    27,295,474   $       273    $      (706)   $    56,643    $       (83)
                                ===========   ===========   ===========   ===========    ===========    ===========    ===========


                                  Accumulated
                                  of Deficit        Total
                                  -----------    -----------


BALANCE, December 31, 1998        $    (1,410)   $    45,571
Deferred                                   --             92
Compensation
      expense
   -stock option exercise                  --             47
   -detachable warrants                    --            573
   -preferred stock                        --          1,000
Comprehensive income:
   - net loss                         (26,938)       (26,938)
   -foreign currency
    translation adjustments                --             51
                                  -----------    -----------
Total comprehensive loss
                                      (26,938)       (26,887)
                                  -----------    -----------
BALANCE, December 31, 1999            (28,348)        20,396
                                  -----------    -----------
Deferred
Compensation
    Expense                                --             62
-issuance of
   common shares for
   acquisitions                            --          2,443
-issuance of common shares                 --          4,349
-stock option exercise                     --             64
   -detachable warrants                    --
   -preferred stock                        --          6,500
Comprehensive income:
   - net loss                         (25,773)       (25,773)
   -foreign currency
    translation adjustments                --            (23)
                                  -----------    -----------

                                      (25,773)       (25,796)
                                  -----------    -----------
BALANCE, December 31, 2000
                                      (54,121)         8,018
                                  -----------    -----------
-issuance of common shares                                15
-stock option exercise                     --            218
-offering costs                            --           (168)
-conversion of
 subordinated debt to
 preferred stock                           --          5,566
-accretion of preferred stock            (726)            --
-treasury stock                            --           (706)
Comprehensive income:
   - net income                         5,664          5,664
   -foreign currency
    translation adjustments                --            (47)
                                  -----------    -----------
Total comprehensive income              5,664          5,617
                                  -----------    -----------
BALANCE, December 31, 2001        $   (49,183)   $    18,560
                                  ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                    1999          2000          2001
                                                                 ----------    ----------    ----------
                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  (26,938)   $  (25,773)   $    5,664
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
  Depreciation                                                        4,265         3,627         3,197
  Amortization                                                          892           416           169
  (Gain) loss on fixed asset dispositions                               278         1,852           (71)
  Deferred compensation                                                  92            62            --
  Provision for bad debts                                             2,338            46           134
  Minority interest                                                    (362)          (17)           --
  Interest expense on detachable warrants                               258            --            --
  Asset impairment and other charges                                 10,336        11,284           632
  Deferred taxes                                                     (6,777)           --            --
Changes in operating assets and liabilities-
  Decrease (increase) in assets-
       Receivables - Trade                                              656         1,997        (1,498)
       Receivables - Other                                            1,683          (320)         (606)
       Inventory                                                      1,679         1,789           (74)
       Prepaid expenses                                               1,259          (163)         (152)
       Other                                                          2,874        (2,273)          228
  Increase (decrease) in liabilities-
       Accounts payable and accrued expenses                           (627)        1,858        (1,443)
       Due to affiliates and stockholders/members                      (100)           --           175
                                                                 ----------    ----------    ----------
           Net cash provided by (used in) operating activities       (8,194)       (5,615)        6,355
                                                                 ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash received                                     --           811            --
  Proceeds from disposal of fixed assets                              9,333           866           179
  Purchase of fixed assets                                             (651)         (735)         (334)
                                                                 ----------    ----------    ----------
           Net cash provided by (used in) investing activities        8,682           942          (155)
                                                                 ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                            1,424           918         1,521
  Principal payments on long-term debt                              (12,768)       (3,294)       (4,779)
  Net borrowings/(payments) on line of credit                          (880)       (1,746)          324
  Purchase of treasury stock                                             --            --          (706)
  Proceeds from issuance of subordinated debt                         7,500         2,812         1,500
  Repayment of subordinated debt                                         --            --        (3,209)
  Proceeds from issuance of common stock                                 --         4,250            65
  Proceeds from issuance of preferred stock                           1,000         1,950            --
                                                                 ----------    ----------    ----------
               Net cash provided by (used in) financing              (3,724)        4,890        (5,284)
                                                                 ----------    ----------    ----------
               activities
   Effect of exchange rate changes on cash                                7            (4)           --
NET INCREASE (DECREASE) IN CASH FROM OPERATIONS                      (3,229)          213           916
CASH, at beginning of period                                          3,333           104           317
                                                                 ----------    ----------    ----------
CASH, at end of period                                           $      104    $      317    $    1,233
                                                                 ==========    ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST                                           $    2,989    $    3,012    $    1,300
                                                                 ==========    ==========    ==========
CASH PAID FOR TAXES                                              $       --    $       --    $       50
                                                                 ==========    ==========    ==========
AVIATION EQUIPMENT PURCHASE FINANCED BY NOTE PAYABLE
                                                                 $       --    $       --    $    5,108
                                                                 ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of OMNI Energy Services Corp., a Louisiana corporation, and subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts and transactions have been eliminated in these financial statements. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

Nature of Business and Current Operating Environment

We are an oilfield service company specializing in providing an integrated range of on-shore seismic drilling and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the continental United States. Our primary market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily Louisiana and Texas, where we are the leading provider of seismic drilling services.

We receive our revenues from customers in the energy industry. The seismic market remained in a depressed state throughout most of 1999 and 2000 due primarily to the excess capacity of available seismic data in the market. This volatile market has impacted our ability, as well as that of our customers and others in the industry, to change their forecasts and budgets in response to future uncertainties of commodity pricing. These fluctuations can rapidly impact our cash flows as supply and demand factors impact the number and size of seismic projects available.

During 1999 and 2000, we continued to adjust our operations to current market conditions by downsizing our operations through closure of certain operating locations, disposing of excess equipment and reducing our corporate overhead structure (see Note 5).

During the later half of 2000, we began to experience an increase in bidding activity from our customers. During this same time we were continuing our efforts to renegotiate our loan agreements with our primary creditors and raise additional capital. During the fourth quarter of 2000, we completed a financial restructuring through the renegotiation of our secured indebtedness together with the raising of additional equity capital.

On October 31, 2000 we completed the sale of 6,960,000 shares of common stock for approximately $4.3 million through a private placement offering. The purchasers of the common stock also received options to acquire an additional 2,827,500 shares of common stock at an exercise price of $0.75 per share. The private placement agreement gave the shareholders the right to put their shares back to us in the event of the death of our CEO. We agreed to assign a portion of the insurance benefits to the shareholders to secure this agreement. In addition, we sold 800 shares of Series A preferred stock for $0.8 million in cash and also converted $4.6 million in subordinated debt into 4,550 shares of Series A preferred stock. In connection with the completion of these capital transactions, we reached agreements with our secured lenders to extend the maturity dates of approximately $13 million in secured indebtedness. The proceeds from the sale of stock were used to repay debt and provide working capital.

On February 10, 2001, our CEO was killed in a private plane accident. As a result of this accident, we received $7.5 million of proceeds from the life insurance policy purchased in connection with the private placement discussed above, which is included as "other income" in the Statement of Operations. We received, from all of the private placement shareholders, waivers of their put rights of their common shares back to us. In connection with obtaining these waivers, we also obtained from our secured lenders commitments to modify the existing loan agreements. Under these revised agreements, the maturity dates were extended with principal amortization remaining substantially the same. Additionally, the interest rate on $6.9 million of the indebtedness was reduced from prime plus 3% to prime plus 1.5%. In connection with the revised agreements, we repaid $2.0 million of the then existing term indebtedness and restructured all subordinated debt outstanding. We used a portion of the insurance proceeds to fund the $2.0 million repayment.

In May 2001 we reached an agreement with our affiliate, the holders of our outstanding subordinated debt, to pay $1.0 million in full satisfaction of $2.0 million of indebtedness. We agreed to issue shares of Series B Preferred Stock to satisfy the remaining outstanding principal and accrued interest owed under the agreements (See Note 4).

In November 2001 we renegotiated with our secured lenders the amortization of certain term indebtedness, the maturity dates all of all secured debt and a reduction in the interest rates of approximately $2.6 million of secured debt from the then existing rate equal to prime interest rate plus 3% to the current rate equal to LIBOR plus 5%.

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

Recent Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at our fair value. We adopted SFAS No. 133 on January 1, 2001; however, adoption did not have a material impact on our financial position.

In July 2001, SFAS No. 141, " Business Combinations" and SFAS No. 142, " Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. As of December 31, 2001, we have goodwill, net of accumulated amortization, of $2.0 million. We believe that adoption of the provisions of SFAS No. 142 that are effective January 1, 2002 will not have an adverse effect on our results of operations and financial condition. We recognized approximately $21,000 and $103,000 in goodwill amortization expense for the year ended December 31, 2000 and 2001, respectively.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for our fiscal year beginning January 1, 2002. Under SFAS No. 144 an impairment loss shall be recognized if an evaluation of the carrying amount of an asset against the indiscounted future cash flows associated with it is not sufficient to cover the carrying value of such assets. An impairment loss shall also be recognized on assets held for sale if the carrying amount of a long-lived asset or asset group is not recognizable and exceeds the fair value. We are currently evaluating the impact that adoption of this standard will have on our financial statements.

On June 29, 2001 the American Institute of Certified Public Accountants (AICPA) released an exposure draft of a proposed Statement of Position (SOP), " Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in-service" fixed assets. It would require that these types of expenses would be recognized when incurred rather than accruing these expenses while the asset is in service. We are assessing the impact of the change should this SOP be adopted.

Impairment of Long-Lived Assets

Through December 31, 2001, we evaluate our long-lived assets for financial impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their estimated fair values. See "Recent Pronouncements" regarding our new policy for evaluating the recoverability of long-lived assets effective January 1, 2002.

Revenue Recognition

We recognize revenue as service is rendered. Revenue from our drilling operations is recognized on a per hole basis. Once we have drilled and loaded a source point, revenue from the drilling of such source point is recognized. Similarly, revenue is recognized from our seismic survey operations either on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Permitting is recognized on a per day basis as services are incurred. Our aircraft, which are usually either chartered with a monthly guaranteed rate or for a guaranteed minimum number of hours per day, generate revenue pursuant to a fixed hourly rate.

Cash and Cash Equivalents

We consider investments with an original maturity of 90 days or less to be cash equivalents. Due to its short-term nature the fair value of cash and cash equivalents approximates book value.

Accounts Receivable

Trade and other receivables are stated at net realizable value. We grant short-term credit to our customers, primarily geophysical companies. We regularly review outstanding receivables and provide for estimated losses through our allowance for doubtful accounts.

Inventories

Inventories consist of parts and supplies used for our drilling and aviation operations. All inventories are valued at lower of average cost or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We provide for depreciation by charging operations in amounts estimated to allocate the cost of the assets over their estimated useful lives and salvage values as follows:

     Asset Classification                         Useful Life         Salvage Value
     --------------------                         -----------         -------------
     Buildings and improvements                   25 years                --
     Drilling, field and support equipment        5-10 years              10%
     Aviation equipment                           10 years                10%
     Shop equipment                               10 years                --
     Office equipment                             5 years                 --
     Vehicles                                     4-5 years               --

Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are reflected in the Statement of Operations. Drilling equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period. Included in property and equipment at December 31, 2001 is approximately $425,000, which is net of accumulated depreciation of approximately $40,300 for vehicles purchased under capital lease obligations.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over a twenty-five year period. As of December 31, 2000 and 2001, accumulated goodwill amortization totaled approximately $21,191 and $123,811 respectively. Through December 31, 2001, we periodically assessed the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. (See Note 5 for impairment charges related to goodwill.) See "Recent Pronouncements" regarding our policy of evaluating the recoverability of goodwill effective January 1, 2002.

Income Taxes

We provide for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred taxes and liabilities due to temporary differences existing at year-end using currently enacted rates.

Foreign Currency Translation

Our Canadian subsidiary maintained its accounting records in the local currency (Canadian Dollar) before this operation was closed in July 1999. The currency was converted to United States Dollars with the effect of the foreign currency translation reflected as a component of shareholders' equity in accordance with SFAS No. 52, and SFAS No. 130, "Reporting Comprehensive Income." Currently, all other international activity is transacted in United States Dollars. Foreign currency transaction gains or losses are credited or charged to income, and such amounts are insignificant for the periods presented.

Overhaul and Repair Costs

Overhaul and repair costs for our owned aircraft are capitalized as incurred and depreciated over service hours flown. Overhaul and repair costs to bring leased aircraft to specifications required at the termination of our operating leases are accrued on the basis of hours flown.

2.    VALUATION ALLOWANCE ACCOUNTS

The allowance for uncollectible accounts consists of the following (in thousands):

                                             Balance at     Additions     Write-off of
                                            Beginning of    Charged to    Uncollectible   Balance at End
                  Description                  Period       Expense(1)     Amounts(1)       of Period
                  -----------               ------------   ------------   ------------    ------------
December 31, 2001
     Allowance for uncollectible accounts   $      1,238   $        134   $       (198)   $      1,174
                                            ============   ============   ============    ============

December 31, 2000
     Allowance for uncollectible accounts   $      3,148   $        178   $     (2,088)   $      1,238
                                            ============   ============   ============    ============

December 31, 1999
     Allowance for uncollectible accounts   $        752   $      2,407   $        (12)   $      3,147
                                            ============   ============   ============    ============

(1) $2.4 million of the expense recorded in 1999 and the write-off in 2000 pertain to a receivable of a customer who filed bankruptcy; this receivable was factored with an affiliate (see Note 6).

The accrual to bring leased aircraft back to repair specifications at the termination of the operating lease is as follows (in thousands):

                                        Balance at
                                       Beginning of                        Repair         Balance at End
             Description                  Period          Additions        Charges          of Period
             -----------              --------------   --------------   --------------    --------------
December 31, 2001
     Operating lease repair accrual   $        1,633   $        1,247   $       (2,763)   $          117
                                      ==============   ==============   ==============    ==============

December 31, 2000
     Operating lease repair accrual   $          456   $        1,275   $          (98)   $        1,633
                                      ==============   ==============   ==============    ==============

December 31, 1999
     Operating lease repair accrual   $           --   $        1,904   $       (1,448)   $          456
                                      ==============   ==============   ==============    ==============

3.     LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consists of the following (dollars in thousands):                           December 31,
                                                                                     -----------------------
                                                                                        2000        2001
                                                                                     ----------   ----------
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0%
     (7.11% at December 31, 2001) maturing August 31, 2004, secured by various
     property and equipment                                                          $    2,907   $    2,402
Notes payable to a bank with interest payable at Prime plus 1.5% (6.25% at
     December 31, 2001) maturing August 31, 2004 , secured by various property and
     equipment                                                                            7,219        3,973
Notes payable to a finance company with interest at 8% maturing January 1, 2007,
     secured by aviation fleet                                                               --        4,729
Capital lease payable to a leasing company secured by vehicles                               --          290
Notes payable, unsecured, interest rates ranging from 6.9% to 8.7%, with maturity
     dates through July 2002                                                                358          625
Various unsecured notes payable                                                              84           20
                                                                                     ----------   ----------
         Total                                                                           10,568       12,039
Less:  Current maturities                                                                 2,068        2,750
                                                                                     ----------   ----------
Long-term debt, less current maturities                                              $    8,500   $    9,289
                                                                                     ==========   ==========

Annual maturities of long-term debt during each of the following years ended December 31, are as follows (in thousands):

2002                           $ 2,750
2003                             1,965
2004                             3,643
2005                               409
2006                               404
2007                             2,868
                               -------
                               $12,039
                               =======

The estimated fair value of long-term debt, based on borrowing rates currently available to us for notes with similar terms and average maturities, approximated the carrying value as of December 31, 2000 and 2001.

We have outstanding a revolving line of credit agreement (the Line) with a bank. Availability under the Line is the lower of: (i) $5.0 million or, (ii) the sum of 80% of eligible accounts receivable, plus 25% of eligible aviation inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (6.25% at December 31, 2001) and matures on August 31, 2004. The weighted-average interest rate on the Line was 12.1% and 9.2% for the years ended December 31, 2000 and 2001, respectively. The Line is collateralized by our accounts receivable and inventory. As of December 31, 2001 we had $2.0 million outstanding under the Line. Additional borrowing capacity under the Line was $1.0 million as of December 31, 2001.

The current loan agreements contain customary financial covenants requiring, among other things, minimum levels of EBITDA, working capital and debt to EBITDA ratios. As of December 31, 2001 we were in compliance with all of these covenants.

4.     SUBORDINATED DEBT

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. (See Note 9 regarding the accounting for preferred stock.)

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 5,738,500 shares of our common stock, of which 2,901,000 have been cancelled as of December 31, 2001. The remaining 2,837,500 warrants outstanding are all exercisable with exercise prices ranging from $0.75 to $2.00 per share.

The following table summarizes the exercise prices of warrants as of December 31, 2001:

Exercise Price         Warrants
--------------        ---------
$2.00                    37,500
$1.50                   516,667
$0.75                 2,283,333
                      ---------
                      2,837,500
                      =========

5.    ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES

During 1997 and the first half of 1998, we experienced significant growth through a series of strategic acquisitions, and increasing demand for our services. Due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, we experienced a sharp decline in the demand for our services during the second half of

1998 through 2000. This decline in customer demand materialized quickly from the previous growth period and caused us to reassess our overall operations. This change in our market and reassessment of operations resulted in our recording of the following charges to asset impairment during 1999, 2000, and 2001 (in thousands):


                                                         1999      2000      2001
                                                        -------   -------   -------
Impairment of drilling, field equipment and inventory   $ 2,915   $ 3,428   $   632
Write-down of other assets                                  529       330        --
Write-down of goodwill (net)                              6,892     7,526        --
                                                        -------   -------   -------
                                                        $10,336   $11,284   $   632
                                                        =======   =======   =======

During 1998 and continuing into 1999, the aviation division experienced recurring losses and several assets have been sold or are currently held for sale. In 1999 we wrote off all of the goodwill associated with the aviation division of $6.9 million, aviation equipment and inventory of $2.9 million and other assets of $0.5 million. In 1999, we wrote off $1.9 million of goodwill, $2.9 million of aviation equipment and $0.5 million of other assets, all associated the aviation division.

As a result of the continuing market decline during 2000, we recorded an asset impairment of $11.3 million. The principal component of this charge was a net $7.5 million writeoff of goodwill, which consisted of $4.9 million related primarily to the international drilling and line cutting segments and $2.6 million related to the survey segment. Based on historical and projected undiscounted revenue and expense trends, we do not believe that these segments will generate sufficient activity to realize the carrying value of the goodwill. The $3.4 million of impairment of drilling, aviation and field equipment represents the writedown to estimated fair value of excess equipment that we have identified that is no longer needed to support future operations. We have recorded the assets at their estimated selling price. The assets include leasehold improvements for an aviation hanger no longer used by the aviation division, estimated losses on the return of aircraft under an operating lease and certain domestic and international seismic drill units and related field equipment. The $0.3 million of other assets represents loan closing costs written off that are related to loans that have been renegotiated with various lenders during 2000.

In 2001 we revalued the tractors being held for sale to prices that more closely approximated their fair market values. In doing so, we recognized asset impairment charges of $0.2 million for the year ended December 31, 2001. All of the tractors were sold by the end of 2001 at prices that approximated their newly assigned values. We also revalued the steel marsh buggies being held for sale to their appraised fair market values as of December 31, 2001. This revaluation resulted in an additional $0.4 million charge to asset impairment for the year ended December 31, 2001.

At December 31, 2000 and 2001, we had $1.7 million and $0.6 million in assets held for sale. As of December 31, 2001, assets held for sale include 8 steel marsh buggies as well as the remaining assets of our South American operation, for which we have specific agreements to sell. We expect to dispose of the remaining assets held for sale during 2002. The carrying values, which we believe approximate fair market value of our assets held for sale at December 31, 2001 is as follows (in thousands):

             Asset Type                                        December 31, 2001
     -----------------------------                             -----------------
     Steel marsh buggies                                         $      108
     South American facility
        and other                                                       522
                                                                 ----------
        Total assets held for sale                               $      630
                                                                 ==========

6.   RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 we leased a facility from a major shareholder at a total lease expense of $0.1 million, which approximated market values. We were under a lease contract for a portion of 2001 (See Note 8). See also Notes 4 and 9 for other transactions with our affiliates.

In July 2000, we entered into a series of transactions with the same affiliate that enabled us to factor, with recourse, approximately $1.0 million of the trade receivable of a major customer. This receivable had become ineligible under the terms of our Line. As of December 31, 2001 we are liable to the affiliate for approximately $0.2 million, which is payable in twelve equal monthly installments commencing 30 days after execution of the definitive repayment agreement between us and the affiliate.

We also placed subordinated debt with our major shareholder, which was subsequently converted to preferred stock (See Notes 4 and 9).

7.   CUSTOMER CONCENTRATION

During the year ended December 31, 1999, three customers accounted for 60% (33%, 17% and 10%, respectively) of our total revenues. Included in accounts receivable as of December 31, 1999, are amounts owed from these customers totaling approximately 41% (8%, 32% and 1%, respectively) of total accounts receivable.

During the year ended December 31, 2000, three customers accounted for 49% (34%, 8% and 7%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2000, are amounts owed from these customers totaling approximately 39% (27%, 12% and 0%, respectively) of total accounts receivable.

During the year ended December 31, 2001, three customers accounted for 71% (43%, 16% and 12%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2001, are amounts owed from these customers totaling approximately 74% (7%, 34% and 33%, respectively) of total accounts receivable.

8.   COMMITMENTS AND CONTINGENCIES

Leases

During 1999, we entered into a sale leaseback transaction with our aviation fleet. We received $8.0 million upon sale of the aircraft and entered into an operating lease for a period of 10 years. Monthly rental payments under the lease were approximately $80,000. In December 2001, we exercised our purchase option to acquire the aviation fleet previously under this lease obligation resulting in a $4.7 million note payable at December 31, 2001 (See Note 3). Future payments under this agreement will be recorded as a reduction in principal of the debt.

Total rental expense was $3,763,815, $2,612,840 and $1,558,767 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001 we leased certain offices, warehouse facilities and drilling equipment under noncancellable operating lease agreements which expire at various times. The noncancelable operating leases that were in effect as of December 31, 2001 require us to make the following future minimum lease payments (in thousands):

     For the Year Ended December 31:
             2002                                                 $  594
             2003                                                    576
             2004                                                    551
             2005                                                    243
             2006                                                    127
                                                                  ------
Total minimum lease payments                                      $2,091
                                                                  ======

Insurance

We carried workers compensation insurance coverage with a deductible amount of $250,000 per incident for claims incurred in 1997. In 1999, we changed insurance carriers and had no deductible. Management is not aware of any significant workers compensation claims or any significant claims incurred but not reported as of December 31, 2001.

Litigation

In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While we believe we have meritorious defenses against these claims, management has used estimates in determining our potential exposure and has recorded reserves in our financial statements related thereto where appropriate. It is possible that a change in our estimates of that exposure could occur, but we do not expect such changes in estimate costs will have a material effect on our financial position or results of operations.

Employment Agreements

We have entered into employment agreements with certain key executive officers which include base salaries and terms of employment.

9.     STOCKHOLDERS' EQUITY

Preferred Stock

At December 31, 2001 we had a total of 7,500 shares of Series A Preferred Stock, and in March 2002 issued 4,600 shares of Series B Preferred Stock, at a total liquidation value of $12.1 million.

The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $0.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share, has voting rights on all matters submitted to a vote of our shareholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. The preferred shareholders have also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. Dividends are being accreted at 8% during the free dividend period. As of April 2001 there were approximately $0.3 million of dividends in arrears relating to these outstanding shares of Series A Preferred Stock.

In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 4). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $1.25, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. We have also agreed that dividends would not accrue on the outstanding stock from May 2001 through June 2002. Dividends are being accreted at 8% during the free dividend period. As of May 2001 there were no dividends in arrears relating to the outstanding shares of Series B Preferred Stock.

Stock Options

In September 1997, we adopted and our sole shareholder approved the Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to our key employees, officers, directors who are our employees, and our consultants and advisors and non-employee directors ("Eligible Persons"). Under the incentive plan, we may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the date of grant. A total of 3,000,000 shares of common stock have been authorized under the Incentive Plan, of which 516,166 remain available for issuance at December 31, 2001.

In January 1999, we approved the Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of our common stock to non-officer employees of our company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the effective date of the grant. A total of 300,000 shares of common stock are authorized, of which 48,783 remain available for issuance at December 31, 2001.

We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," do not affect our reported results of operations. Pro forma disclosures as if we had adopted the provisions of SFAS No. 123 are presented below.

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:

                                                                                For the years ended
                                                 --------------------------------------------------------------------------------
                                                     December 31, 1999           December 31, 2000          December 31, 2001
                                                 -------------------------   -------------------------   ------------------------
                                                 As Reported    Pro Forma    As Reported    Pro Forma    As Reported   Pro Forma
                                                 -----------    ----------   -----------    ----------   -----------   ----------
                                                                   (Dollars in thousands except per share amounts)
Net income (loss)
available to common and
common equivalent shares                          $  (26,938)   $  (28,194)   $  (25,773)   $  (26,340)   $    4,938   $    4,569
Basic income (loss) per
share                                             $    (1.69)   $    (1.77)   $    (1.49)   $    (1.51)   $     0.18   $     0.17
Diluted income (loss)
per share                                         $    (1.69)   $    (1.77)   $    (1.49)   $    (1.51)   $     0.17   $     0.15

A summary of our stock options as of December 31, 1999, 2000 and 2001, and changes during the years then ended are presented below:

                                                     Incentive
                               Weighted Average         Plan               Other
                                Exercise Price        Options             Options
                               ----------------   ----------------    ----------------
Balance at December 31, 1998   $          10.48          1,329,500              85,561
               Granted                     3.23            546,788                  --
               Exercised                   2.28                 --              20,878
               Forfeited                   7.43           (455,949)            (17,838)
                               ----------------   ----------------    ----------------
Balance at December 31, 1999               8.27          1,420,339              46,845
                               ----------------   ----------------    ----------------
               Granted                     0.65          1,355,280                  --
               Exercised                   0.72             50,750                  --
               Forfeited                   8.58         (1,117,919)            (36,845)
                               ----------------   ----------------    ----------------
Balance at December 31, 2000               3.46          1,606,950              10,000
                               ----------------   ----------------    ----------------
               Granted                     0.89          2,169,000                  --
               Exercised                   0.63            368,750                  --
               Forfeited                   1.25         (1,419,649)                 --
                               ----------------   ----------------    ----------------
Balance at December 31, 2001   $           1.13          2,725,051              10,000
                               ================   ================    ================

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

The weighted average fair value at date of grant for options granted during 2000 was $0.54 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility 111%; (c) average risk-free interest rate of 5.86%; and (d) expected life of 6.5 years.

The weighted average fair value at date of grant for options granted during 2001 was $0.66 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility 94%; (c) average risk-free interest rate of 4.17%; and (d) expected life of 6.5 years.

The following table summarizes information about stock options outstanding as of December 31, 2001:

                                 Options Outstanding                          Options Exercisable
                 ---------------------------------------------------   ---------------------------------
Exercise Prices      Number           Wgtd. Avg.        Wgtd. Avg.         Number           Wgtd. Avg.
                   Outstanding        Remaining          Exercise        Exercisable     Exercise Price
                                     Contr. Life          Price
                 ---------------   ---------------   ---------------   ---------------   ---------------
 $0.625-$1.73          2,656,650               8.5   $          0.85           509,390   $          0.86
 $1.74-$3.47               7,334               6.8   $          3.00             5,169   $          3.00

 $3.48-$5.21               9,067               1.7   $          5.00             9,067   $          5.00
 $5.22-$12.16             47,000               5.3   $         11.00            47,000   $         11.00

$12.17-$17.375            15,000               6.4   $        17.375            15,000   $        17.375
                 ---------------   ---------------   ---------------   ---------------   ---------------

                       2,735,051               8.4   $          1.13           585,626   $          2.18
                 ===============   ===============   ===============   ===============   ===============

Common Stock

We currently have 45,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 26,911,724 and 27,295,474 issued at December 31, 2000 and 2001, respectively. In November 2000, 3,907,469 new shares were issued in conjunction with the acquisition of Gulf Coast Resources (See Note 12) and 6,960,000 were issued in conjunction with the private placement (See Note 1). In 2001 we repurchased 1,085,400 shares which are classified as treasury shares.

On October 31, 2001 we authorized the repurchase of up to 1,000,000 shares of our common stock. We expect to repurchase our shares from time to time through open market purchases or privately negotiated transactions. The timing and amount of shares repurchased will depend on prevailing share market prices and trading volume. We expect to fund future repurchases of our common stock with operating cash or through our credit facility.


Earnings Per Share

Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. We had 1,415,061, 1,616,950 and 1,115,096 options outstanding in the years ended December 31, 1999, 2000 and 2001, respectively, that were excluded from the calculation of diluted EPS as antidilutive. In addition, warrants to purchase up to 1,937,500, 5,738,500 and 554,167 shares of common stock were also excluded for the years ended December 31, 1999, 2000 and 2001, respectively.

The following table sets forth the computation of basic and diluted weighted average shares for the years ended December 31, 1999, 2000 and 2001 (in thousands):

                                       1999         2000         2001
                                    ----------   ----------   ----------
Shares:
   Basic shares outstanding             15,970       17,456       27,044
   Effect of dilutive securities:
         Stock options
                                    ----------   ----------   ----------
         Warrants                           --           --          677
                                    ----------   ----------   ----------
   Dilutive shares outstanding              --           --        1,812
                                    ----------   ----------   ----------
                                        15,970       17,456       29,533
                                    ==========   ==========   ==========

10.  INCOME TAXES

The components of deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows (in thousands):

                                                    2000        2001
                                                  --------    --------
Deferred Tax Assets:
          Allowance for doubtful accounts         $    458    $    434
          Foreign taxes                                147         147
          Goodwill                                   1,974       1,827
          Net operating loss carryforward           12,638      12,915
          Accrued liabilities                          662          66
                                                  --------    --------
                      Total deferred tax assets     15,879      15,389
Deferred Tax Liabilities:
          Property and equipment                    (4,985)     (4,796)
                                                  --------    --------

Less:  Valuation Allowance                         (10,894)    (10,593)
                                                  --------    --------

Net Deferred Tax Asset/(Liability)                $     --    $     --
                                                  ========    ========

The income tax expense (benefit) for the years ended December 31, 1999, 2000 and 2001 consisted of the following (in thousands):

                                          1999           2000           2001
                                      -----------    -----------    -----------
Current benefit                       $    (7,679)   $    (4,942)   $      (928)
Deferred (benefit) expense                    595         (1,828)           285

Less: valuation allowance                   5,809          6,770            643
                                      -----------    -----------    -----------
     Total tax benefit                $    (1,275)   $        --    $        --
                                      ===========    ===========    ===========

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, 1999, 2000 and 2001 is shown below:

                                                 1999          2000          2001
                                               ---------     ---------     ---------
       Statutory federal rate                        (34)%         (34)%          34%
       State taxes                                    (3)           (3)            3
       Goodwill                                        2           (10)           --
       Life insurance proceeds                        --            --           (49)
       Valuation allowance                            26            47            16
       Other                                           1            --            (4)
                                               ---------     ---------     ---------
           Total                                      (8)%           0%            0%
                                               =========     =========     =========

As of December 31, 2001, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $34.9 million. The NOLs will expire commencing 2019. We account for income taxes under the provision of SFAS No. 109 which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the likelihood of a concept of "more-likely-than-not" of realizing such benefit. In determining whether it is "more-likely-than-not" that we will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. SFAS No. 109 indicated that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance of $10.6 million for all of the recorded net deferred tax assets. This determination was based primarily on historical losses without considering the impact of any potential upturn in our business due to improvements in the seismic market, refinancing of current indebtedness or new capital infusion, or other changes to our operations. Accordingly, future favorable adjustments to the valuation allowance may be required if and when circumstances change.

11.   SEGMENT INFORMATION

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we operate principally in four segments, which operate in North America. As of December 31, 2001, approximately $0.5 million of our assets are located in South America. All remaining assets are located in North America.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue is derived through transport of geophones and recorders used to collect the seismic data between receiving points. Helicopters are also used to transport heli-portable drilling units into remote or otherwise inaccessible terrain, as well as to transport people and equipment to offshore oil rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. In 1998, we expanded internationally into South America. In 2000 we ceased providing services in South America.

The following shows industry segment information for the years ended December 31, 1999, 2000 and 2001:

                                        1999        2000        2001
                                      --------    --------    --------
                                           (Thousands of Dollars)
OPERATING REVENUES:
     Drilling                         $ 17,212    $  8,878    $ 17,971
     Aviation                            8,537       6,308       3,644
     Survey                              4,480       1,377         611
     Permitting                             --          --       1,460
     Other (1)                           2,458          --          --
                                      --------    --------    --------
         Total                        $ 32,687    $ 16,563    $ 23,686
                                      ========    ========    ========
GROSS PROFIT (LOSS):
     Drilling                         $    (66)   $ (2,567)   $  2,121
     Aviation                             (190)       (223)      1,084
     Survey                               (301)       (477)       (177)
     Permitting                             --          --         177
     Other                              (2,199)       (382)       (412)
                                      --------    --------    --------
         Total                          (2,756)     (3,649)      2,793

General and administrative expenses     12,344       5,999       3,126
Asset impairment and other charges      10,336      11,284         632
Other (income) expense, net              3,139       4,858      (6,629)
                                      --------    --------    --------

Income (loss) before taxes            $(28,575)   $(25,790)   $  5,664
                                      ========    ========    ========

(1) Consists of line-cutting services in South America

IDENTIFIABLE ASSETS:                    1999        2000        2001
                                      --------    --------    --------
     Drilling                         $ 33,257    $ 24,684    $ 21,045
     Aviation(2)                         4,086       1,371       6,993
     Survey                              6,231       1,744       1,516
     Other                               7,447       6,925       8,894
                                      --------    --------    --------
         Total                        $ 51,021    $ 34,624    $ 38,448
                                      ========    ========    ========

CAPITAL EXPENDITURES:
     Drilling                         $    488    $     64    $    271
     Aviation (2)                          101          --          --
     Survey                                 35          --          --
     Other                                 459          --          63
                                      --------    --------    --------
         Total                        $  1,083    $     64    $    334
                                      ========    ========    ========

(2) In December 2001, we exercised our purchase option to acquire the aviation fleet previously under lease obligation.

12.   ACQUISITION

Effective October 31, 2000, we acquired Gulf Coast Resources, a seismic drilling support company headquartered in Broussard, Louisiana. The aggregate purchase price was $3.7 million consisting of $0.8 million in cash and 3,907,469 shares of common stock valued at $2.4 million. The excess cost over the estimated fair value of the net assets resulted in goodwill of approximately $2.1 million which is being amortized on a straight-line basis over 20 years. Our pro forma results as though Gulf Coast Resources transaction had taken place on January 1, 2000 would have resulted in revenues, net loss and basic loss per share of $20 million, $(25.7) million and $(1.24), respectively. The pro forma effect on our 1999 revenues, net income or per share earnings was not material. The operating results of Gulf Coast Resources have been included in consolidated statements of income from the effective date of acquisition.

13.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  Quarter Ended
                                               -----------------------------------------------------
2001                                            March 31      June 30     September 30   December 31
----                                           ----------    ----------   ------------   -----------
Operating revenues                             $    4,212    $    5,985    $    9,180    $    4,308
Gross profit (loss) (2)                              (585)          760         1,568         1,050
Net operating income (loss)                        (1,620)          302         1,003          (650)
Net income (loss)                                   5,254           196           994          (780)
                                               ----------    ----------    ----------    ----------
Accretion of preferred stock (3)                       --          (242)         (242)         (242)
                                               ----------    ----------    ----------    ----------
Net earnings (loss) applicable to common and   $    5,254    $      (46)   $      752    $   (1,022)
                                               ==========    ==========    ==========    ==========
common equivalent shares (3)

Net income (loss) per common share:
Basic income (loss) per common share (3)       $     0.20    $    (0.01)   $     0.03    $    (0.04)
                                               ==========    ==========    ==========    ==========
Diluted income (loss) per common share (3)     $     0.14    $    (0.01)   $     0.03    $    (0.04)
                                               ==========    ==========    ==========    ==========

                                                                  Quarter Ended
                                               -----------------------------------------------------
2000                                            March 31      June 30     September 30   December 31
----                                           ----------    ----------   ------------   -----------
Operating revenues                             $    5,810    $    3,238    $    4,296    $    3,220
Gross loss                                         (1,043)       (1,310)         (391)         (906)
Operating loss                                     (2,792)       (2,594)      (13,214)       (2,481)
Net loss                                       $   (3,509)   $   (3,311)   $  (14,010)   $   (4,943)
                                               ==========    ==========    ==========    ==========

Net loss per common share:
 Basic loss per common share                   $    (0.22)   $    (0.21)   $    (0.88)   $    (0.23)
                                               ==========    ==========    ==========    ==========
Diluted loss per common share                  $    (0.22)   $    (0.21)   $    (0.88)   $    (0.23)
                                               ==========    ==========    ==========    ==========

                                                                  Quarter Ended
                                               -----------------------------------------------------
1999                                            March 31      June 30    September 30   December 31
----                                           ----------    ----------  -------------  ------------
Operating revenues                             $    9,601    $    8,517    $    8,756    $    5,810
Gross loss                                          1,158        (1,839)         (295)       (1,768)
Operating loss                                     (1,466)       (4,860)       (2,561)      (13,952)
Net loss                                       $   (1,225)   $   (4,323)   $   (2,389)   $  (19,001)
                                               ==========    ==========    ==========    ==========

Net loss per common share:
 Basic loss per common share                   $    (0.08)   $    (0.27)   $    (0.15)   $    (1.04)
                                               ==========    ==========    ==========    ==========
Diluted loss per common share                  $    (0.08)   $    (0.27)   $    (0.15)   $    (1.04)
                                               ==========    ==========    ==========    ==========

(1) The fourth quarter of 1999 and 2000 include a provision for valuation allowance of and $5.8 million and $10.9 million, respectively. (See
         Note 10).

(2) The fourth quarter of 2001 includes an insurance premium receivable recorded of approximately $0.3 million and an inventory book to physical adjustment of approximately $0.4 million.

(3) The second and third quarters have been restated to record accretion of preferred stock (See Note 9).

14.  EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (unaudited):

On March 25, 2002, we announced the acquisition of the assets of AirJac Drilling, a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate purchase price was $2.0 million cash. In this acquisition we acquired the following types of equipment:

          Types of Equipment               Number of Units Acquired
          ------------------               ------------------------
Highland Drilling Units                                20
Water Buggies                                          22
Aluminum Marsh ATVs                                     4
Airboat Drilling Units                                  5
Swamp ATVs                                              5
Pullboats                                               5
Pontoon Boats                                           2
Skid-Mounted Drilling Units                             3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning our directors and officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

         Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM. 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements, schedules and exhibits are filed as part of this Report:

         (1) Financial Statements.  Reference is made to Item 8 hereof.

         (2) Financial Statement Schedules:   None.

         (3) Exhibits. See Index to Exhibits on page E-1. We will furnish to any eligible shareholder, upon written request of such shareholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

(b)      Reports on Form 8-K:

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                       OMNI ENERGY SERVICES CORP.
                                       (Registrant)



                                       By: /s/ James C. Eckert
                                           -------------------------------------
                                           James C. Eckert
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

           Date:  April 1, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                  TITLE                              DATE
           ---------                                  -----                              ----
/s/  James C. Eckert            President, Chief Executive Officer, Chairman of the    April 1, 2002
----------------------------    Board
     James C. Eckert

/s/  Burton T .Zaunbrecher      Executive Vice President, Chief Operating Officer,
----------------------------    Secretary, Treasurer                                   April 1, 2002
     Burton T. Zaunbrecher

/s/  G. Darcy Klug              Chief Financial Officer (Principal Financial           April 1, 2002
----------------------------    and Accounting Officer)
     G. Darcy Klug


/s/  Crichton W. Brown          Director                                               April 1, 2002
----------------------------
     Crichton W. Brown

/s/  Steven T. Stull            Director                                               April 1, 2002
----------------------------
     Steven T. Stull

/s/  Michael G. DeHart          Director                                               April 1, 2002
----------------------------
     Michael G. DeHart

/s/  Richard C. White           Director                                               April 1, 2002
----------------------------
     Richard C. White

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

        2.3 Agreement and Plan of Merger dated as of November 16, 2000 among us, Gulf Coast Acquisition Company, Inc., Gulf Coast
                    Resources, Inc. and the shareholders listed therein. (7)

        3.1         Composite Articles of Incorporation of OMNI Energy Services
                    Corp.(as of November 7, 2000). (7)

        3.2         Form of Articles of Amendment - Articles of Incorporation

        3.3         Bylaws of OMNI, as amended. (5)

        4.1 See Exhibit 3.1 and 3.2 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

        4.2         Specimen Common Stock Certificate.(2)

        4.3 Form of Stock Purchase Agreement effective October 31, 2000 between us and each of Dixie Chris OMNI LLC, Advantage
                    Capital Partners X Limited Partnership, RJP Investment
                    Company, LLC, Charles Chatelain, Adrian M. Vega, Jr.,
                    William W. Rucks, IV, Burton T. Zaunbrecher and Gerald
                    Hanchey. (7)

        10.1 Form of Indemnity Agreement by and between us and each of our directors and executive officers. (2)

        10.2        Stock Incentive Plan.(2)

        10.3        Form of Stock Option Agreements under our Stock Incentive
                    Plan.(2)

        10.4        Intangible Asset Purchase Agreement by and among American
                    Aviation Incorporated, American Aviation L.L.C. and OMNI
                    Geophysical, L.L.C., dated as of July 1, 1997. (2)

        10.5        Joint Venture Agreement among us, OMNI International Energy
                    Services, Ltd. and Edwin Waldman Attie effective July 1,
                    1999. (3)

        10.6 Third Amended and Restated Loan Agreement by and among us, certain of our subsidiaries and Hibernia National Bank, dated October 30, 2001. (6)

        10.7 Agreement by and among us and the holders of Series A 8% convertible Preferred Stock dated May 8, 2001.

        21.1        Subsidiaries of OMNI

        23.1        Consent of Arthur Andersen LLP.

        99.1        Letter to SEC regarding Arthur Andersen LLP

(1) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997

(2) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561).

(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(4) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(5) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.