Form 10-K/A
period 2001-12-31
OMNI ENERGY SERVICES CORP
filed 2002-04-30
CIK 1046212

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1
(Mark One)
   X     Annual report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934 for the fiscal year ended December 31, 2001

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

              For the transition period from _________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 25, 2002 was $11,078,100.

The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 25, 2002 was 27,295,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

         On April 1, 2002, OMNI Energy Services Corp. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial Form 10-K"). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2002 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 30, 2002. Since filling the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth, as of April 30, 2002, certain information about the Company's directors. All of the directors are elected annually for a one-year term. There are no arrangements or understandings between the Company and any person, pursuant to which such person has been elected a director, and no director is related to any other director or executive officer of the Company.

                   Directors                                                   Age      Position
                   ---------                                                   ---      --------
                   James C. Eckert.........................................    52       Chairman of the Board
                   Steven T. Stull.........................................    43       Director (1)
                   Crichton W. Brown.......................................    44       Director (2)
                   Michael G. DeHart.......................................    51       Director (1) (2)
                   Richard C. White........................................    46       Director (1) (2)
                   Burton T. Zaunbrecher...................................    41       Director

         (1)    Member of Compensation Committee

         (2)    Member of Audit Committee

         James C. Eckert, has served as President, Chief Executive Officer and a Director of the Company since March 2001. From 1998 to 2000, Mr. Eckert served as Vice-President for Business Development of Veritas DGC Land, Inc. From 1992 to 1998, Mr. Eckert supervised the highland and transition seismic acquisitions of Veritas DGC Land, Inc. He served as President of GFS Company, a company that he co-founded in 1985, until its acquisition in 1992 by Digiton, Inc., a predecessor by merger to Veritas, Inc. Mr. Eckert graduated from the University of Southern Mississippi in 1971.

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

         Michael G. DeHart is a certified public accountant, and has been employed as the President & Chief Investment Officer for Stuller Management Services since June 2001. Prior to that, Mr. Dehart was a partner with the accounting firm Wright, Moore, DeHart, Dupuis and Hutchinson, L.L.C. He was a member of that firm's management committee from 1998 to May 2001. Mr. DeHart received an M.B.A. from the University of Southwestern Louisiana, and has been a director of the Company since November 2000.

         Richard C. White is the President and Chief Executive Officer of NuTec Energy Services Inc. He took that position in October of 2001. He was Chief Executive Officer of Veritas DGC Land, Inc. from January 2000 through June 2000. From 1995 until his retirement in October 1999, Mr. White served as President of Western Geophysical Company, as well as Senior Vice President of Western Atlas Inc. He also served as President of Baker Hughes from August 1998 until October 1999. Prior to 1995, he held various other executive positions with Western Geophysical Company, including Chief Operating Officer. Mr. White graduated from Bloomsberg University in 1978 and has been a director of the Company since March 2001.

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

EXECUTIVE OFFICERS

         The name, age and offices held by each of the executive officers as of April 30, 2002 are as follows:

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Commission reports of ownership and changes in ownership of equity securities of the Company. During 2001, a report by Mr. Burton T. Zaunbrecher covering the transfer of 117,748 shares of Common Stock into an Irrevocable Trust, was inadvertently filed late. Reports by Messrs. Eckert, Zaunbrecher and Klug covering options to purchase 995,000, 250,000 and 400,000 respectively were inadvertently filed late. During 2000, a report by Mr. Burton T. Zaunbrecher covering the acquisition of 400,000 shares of Common Stock and options to purchase 462,500 shares of Common Stock, was inadvertently filed late. A report by Mr. DeHart reporting his ownership of 15,000 shares of Common Stock of the Company was inadvertently filed late. Dixie Chris OMNI, L.L.C., inadvertently failed to file a report covering its acquisition of Common Stock and options and warrants to purchase Common Stock in November 2000. The Company has been informed that this report is in the process of being prepared and will be filed shortly. In addition, the Company is aware that Advantage Capital, Mr. Stull and various venture capital funds under their control have failed to file reports of up to 18 transactions for 1999 and up to 39 reports for 2000. Most of these transactions involved purchases by the various Advantage Capital investment funds of preferred stock, Common Stock and warrants from the Company. The Company has been informed that an analysis is currently being preformed to determine whether all of these transactions are required to be reported and that after the analysis is completed the required reports will be prepared and filed.

ITEM 11.  EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

         The following table sets forth all compensation information for the three years ended December 31, 2001, for the Company's Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company had a total annual salary and bonus exceeding $100,000 during 2001.


                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                              Long-Term
                                             -------------------                              Compensation
                                                                                              Awards
                                                                                              ------
                                                                                   No. of Shares
                                                                                   Underlying
                                                                                   Options/SARs          All Other
                                      Year            Salary        Bonus          Granted(2)            Compensation (1)
                                      ----            ------        -----          ----------            ----------------
NAME AND PRINCIPAL POSITION
---------------------------
James C. Eckert(3).................   2001           $ 45,375       $---            995,000                    $---
     President and Chief
     Executive Officer
David A. Jeansonne(4)..............   2001           $      0       $---                ---                    $---
     President and Chief              2000           $ 46,247       $---            400,000                    $---
     Executive Officer                1999           $121,875       $---                ---                    $---

(1) Perquisites and other personal benefits paid to each Named Executive Officer in any of the years presented did not exceed the lesser of $50,000, or 10% of such Named Executive Officer's salary and bonus for that year.
(2)    See the following tables for additional information.
(3) Mr. Eckert has been employed by the Company since March 2001. As a result, compensation for 2001 is for a partial year.
(4) Mr. Jeansonne served as the Company's President and Chief Executive Officer from November 2000 until his death on February 10, 2001. From March 1999 to November 2000, Mr. Jeansonne served as Chairman of the Board. Prior to March 1999, Mr. Jeansonne served as President and Chief Executive Officer of the Company.

2001 STOCK OPTION GRANTS

         The following table contains certain information concerning stock options granted to the Named Executive Officers during 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  % of Total Options                                 Potential Realizable Value
                              No. of Shares           Granted to         Exercise                    at Assumed Annual Rates of
                            Underlying Options         Employees         Price per     Expiration   Stock Price Appreciation for
     Name                        Granted                in 2001            Share          Date             Option Term(1)
--------------------------------------------------------------------------------------------------------------------------------
James C. Eckert                  495,000                 22.8%            $1.1814       03/12/11        $367,800       $932,000
                                 500,000                 23.1%            $0.6400       10/11/11        $201,250       $510,000


(1) Amounts reflect assumed rates of appreciation required by Securities and Exchange Commission (the "Commission") executive compensation disclosure rules. Actual gains, if any, on options depend on future performance of the Common Stock and overall market conditions.


STOCK OPTION HOLDINGS

         The following table sets forth information, as of December 31, 2001, with respect to stock options held by the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock in 2001.

                       AGGREGATE OPTION VALUES AT YEAR END

                                                   Number of Securities                      Value of Unexercised
                                                  Underlying Unexercised                     In-the-Money Options
                                                   Options at Year End                          At Year End(1)
                                                   -------------------                          -----------
                                             Exercisable       Unexercisable           Exercisable           Unexercisable
                                             -----------       -------------           -----------           -------------
James C. Eckert                                   0               495,000                  0                       $0
                                                  0               500,000                  0                     $150,000


(1) The closing sale price of the Common Stock on December 31, 2001 was $0.94 per share, as reported by the Nasdaq National Market.


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






COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the Compensation Committee has at any time been an officer or employee of the Company and none of these directors serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's board or Compensation Committee.

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

         Additionally, in each year during which the Plan is in effect and a sufficient number of shares of Common Stock are available thereunder, each person who is a non-employee director on the day following the annual meeting of the Company's shareholders will be granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on such date. All such options become fully exercisable on the first anniversary of their date of grant and expire on the tenth anniversary thereof, unless the non-employee director ceases to be a director of the Company, in which case the exercise periods will be shortened.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 30, 2002, certain information regarding beneficial ownership of Common Stock by (i) each of the Named Executive Officers (as defined below in "Executive Compensation"), (ii) each director of the Company, (iii) all of the Company's directors and executive officers as a group and (iv) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, all as in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the Company believes that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to the Company by such shareholders.


                                                                                             PERCENTAGE OF
                                                      NUMBER OF SHARES                    OUTSTANDING COMMON
NAME OF  BENEFICIAL OWNER                            BENEFICIALLY OWNED                          STOCK
-------------------------                            ------------------                   -------------------
Steven T. Stull....................................      25,964,662(1)                            51.4%
Advantage Capital..................................      25,940,662(2)                            51.4%
Dixie Chris Omni, LLC..............................       5,200,000(3)                            10.3%
Wellington Management Company, LLP.................       2,100,000                                4.2%
James C. Eckert....................................         264,983(4)                               *
Crichton W. Brown..................................          24,000(5)                               *
Michael G. DeHart..................................          10,000(6)                               *
Richard C. White...................................          20,000(7)                               *
Burton T. Zaunbrecher..............................         858,500(8)                             1.7%
All directors and executive officers
       as a group (6 persons)......................      27,162,978(9)                            53.8%

 *     Less than one percent.

(1) The address of Mr. Stull is c/o Advantage Capital, 909 Poydras Street, Suite 2230, New Orleans, LA 70112. Includes 23,659,662 shares held by the Advantage Capital companies referred to in note (2). Mr. Stull is the majority shareholder of each of the general partners referred to in note
       (2). Also includes 24,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(2) The address of Advantage Capital is 909 Poydras Street, Suite 2230, New Orleans, Louisiana 70112. Of these shares, (i) 293,983 are held by Advantage Capital Partners Limited Partnership of which Advantage Capital Corporation is the general partner; 993,831 are held by Advantage Capital Partners II Limited Partnership, of which Advantage Capital Corporation is the general partner; 1,616,060 are held by Advantage Capital Partners III Limited Partnership, of which Advantage Capital Management Corporation is the general partner; 3,025,697 are held by Advantage Capital Partners IV Limited Partnership, of which Advantage Capital Financial Company, L.L.C. is the general partner; 1,857,591 are held by Advantage Capital Partners V Limited Partnership, of which Advantage Capital Advisors, L.L.C. is the general partner; and 800,000 are held by Advantage Capital Partners X

       Limited Partnership, of which Advantage Capital NOLA X, L.L.C. is the general partner; (ii) 835,000 are issuable upon the exercise of options exercisable within sixty days; (iii) 2,838,500 are issuable upon the exercise of warrants exercisable within sixty days; (iv) 10,000,000 are issuable upon the conversion of the Company's Series A 8% Convertible Preferred Stock; and (v) 3,680,000 are issuable upon conversion fo the Company's Series B 8% Convertible Preferred Stock. The options are held by Advantage Capital Partners X Limited Partnership, of which Advantage Capital NOLA X, L.L.C. is the general partner. Of the warrants, 2,199,271 are held by Advantage Capital Partners VI Limited Partnership, of which Advantage Capital NOLA VI, L.L.C. is the general partner; 15,937 are held by Advantage Capital Partnership VII Limited Partnership, of which Advantage Capital NOLA VII, L.L.C. is the general partner; 3,750 are held by Advantage Capital Partners VIII Limited Partnership, of which Advantage Capital NOLA VIII, L.L.C. is the general partner; 767,667 are held by Advantage Capital Partners IX Limited Partnership, of which Advantage Capital NOLA IX, L.L.C. is the general partner; 685,000 are held by Advantage Capital Partners X Limited Partnership, of which of which Advantage Capital NOLA X, L.L.C. is the general partner; and 1,875 are held by Advantage Capital Technology Fund, L.L.C.

(3) Includes 700,000 shares issuable upon the exercise of warrants currently exercisable or exercisable within sixty days and 1,300,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days. The address of Dixie Chris OMNI LLC is 600 Jefferson Street, Suite 408, Lafayette, Louisiana 70503.

(4) Includes 264,983 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(5) Includes 24,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(6) Includes 10,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(7) Includes 20,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(8) Includes 458,500 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days, 282,252 shares of common stock, 58,874 shares of common stock in the name of Trust and 58,874 shares in the name of Trust.

(9) Includes 5,402,000 shares that such persons have the right to receive upon the exercise of options and warrants currently exercisable or exercisable within sixty days, and 10,000,000 shares that such persons have the right to receive upon the conversion of the Company's Series A 8% Convertible Preferred Stock; and 3,680,000 shares that such persons have the right to receive upon the conversion of the Company's Series B Convertible Preferred Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The business of the Company was founded in 1987 by Mr. Jeansonne. In July 1996, the successor to this business, OMNI Geophysical Corporation ("OGC"), of which Mr. Jeansonne was a director, executive officer and principal shareholder, sold substantially all of its assets, other than the land and building on which the Company's headquarters were then located, to OMNI Geophysical, L.L.C., the Company's predecessor ("OMNI Geophysical"). At the time of this transaction, Mr. Jeansonne also retained certain assets used primarily to entertain clients of the business. Since that time, OMNI Geophysical and the Company have leased the former headquarters building from OGC for its aviation division under an agreement that also contained an option to purchase. OMNI Geophysical and the Company have also used the assets retained by Mr. Jeansonne, and in return have borne substantially all of the direct costs of entertainment at these facilities.

         During the years ended December 31, 1999, 2000 and 2001, we privately placed with BizCapital (an affiliate of Advantage Capital) subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements.

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


                                            OMNI ENERGY SERVICES CORP.
                                                   (Registrant)



                                            By: /s/ James C. Eckert
                                               ---------------------------------
                                                James C. Eckert
                                                President and Chief Executive
                                                Officer (Principal Executive
                                                Officer)

           Date:  April 30, 2002

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

              SIGNATURE                                       TITLE                                      DATE
              ---------                                       -----                                      ----
/s/    James C. Eckert               President, Chief Executive Officer, Chairman of the            April 30, 2002
-------------------------------      Board
       James C. Eckert


/s/    Burton T. Zaunbrecher         Executive Vice President, Chief Operating Officer,             April 30, 2002
-------------------------------      Secretary, Treasurer
       Burton T. Zaunbrecher


/s/    G. Darcy Klug                 Chief Financial Officer                                        April 30, 2002
-------------------------------
       G. Darcy Klug


/s/    Crichton W. Brown             Director                                                       April 30, 2002
-------------------------------
       Crichton W. Brown


/s/    Steven T. Stull               Director                                                       April 30, 2002
-------------------------------
       Steven T. Stull

/s/    Michael G. DeHart             Director                                                       April 30, 2002
-------------------------------
       Michael G. DeHart


/s/    Richard C. White              Director                                                       April 30, 2002
-------------------------------
       Richard C. White