Form 10-Q
period 2002-03-31
OMNI ENERGY SERVICES CORP
filed 2002-05-15
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          For the transition period          to
                                                     -------    -------


                         COMMISSION FILE NUMBER 0-23383


                           OMNI ENERGY SERVICES CORP.
             (Exact name of registrant as specified in its charter)

           LOUISIANA                                    72-1395273
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


     4500 N.E. EVANGELINE THRUWAY
         CARENCRO, LOUISIANA                               70520
(Address of principal executive offices)                (Zip Code)


         Registrant's telephone number, including area code: (337) 896-6664

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 9, 2002 there were 27,305,474 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                             (Thousands of dollars)

ASSETS                                              March 31,       December 31,
                                                      2002              2001
                                                    ---------       ----------
                                                           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                      $   178          $ 1,233
     Accounts receivable, net                         5,453            5,250
     Parts and supplies inventory                     2,946            2,723
     Prepaid expenses                                 1,712              857
     Assets held for sale                               621              630
                                                    -------          -------
         Total current assets                        10,910           10,693
                                                    -------          -------

PROPERTY AND EQUIPMENT:
     Land                                               359              359
     Buildings and improvements                       4,505            4,505
     Drilling, field and support equipment           26,450           24,834
     Aviation equipment                               4,526            5,109
     Shop equipment                                     425              392
     Office equipment                                 1,501            1,500
     Vehicles                                         2,389            2,526
       Construction in progress                         138               50
                                                    -------          -------
                                                     40,293           39,275
     Less:  accumulated depreciation                 14,133           13,707
                                                    -------          -------
         Total property and equipment                26,160           25,568
                                                    -------          -------

OTHER ASSETS:
     Goodwill                                         2,006            2,006
     Other                                              158              181
                                                    -------          -------
         Total other assets                           2,164            2,187
                                                    -------          -------
         Total assets                               $39,234          $38,448
                                                    =======          =======


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                             (Thousands of dollars)



LIABILITIES AND STOCKHOLDERS' EQUITY                                     March 31,       December 31,
                                                                           2002              2001
                                                                        --------           --------
                                                                       (unaudited)
CURRENT LIABILITIES:
     Current maturities of long-term debt                               $  3,292           $  2,750
     Accounts payable                                                      3,515              2,598
     Accrued expenses                                                      1,851              2,843
     Due to affiliates                                                     1,395                175
                                                                        --------           --------
         Total current liabilities                                        10,053              8,366
                                                                        ========           ========
LONG-TERM LIABILITIES:
     Line of credit                                                        2,074              2,012
     Long-term debt, less current maturities                               8,263              9,289
                                                                        --------           --------
         Total long-term liabilities                                      10,337             11,301
                                                                        --------           --------

               Total liabilities                                          20,390             19,667
                                                                        --------           --------
MINORITY INTEREST                                                            221                221
                                                                        --------           --------

STOCKHOLDERS' EQUITY:
     Preferred Stock, Series A, 7,500 shares issued and
         outstanding; Series B, 4,600 shares                              11,858             11,616
         issued and outstanding
     Common Stock, $.01 par value, 45,000,000
         shares authorized; 27,295,474  issued and outstanding
                                                                             273                273
     Treasury Stock, 1,085,400 shares acquired at cost                      (706)              (706)
     Additional paid-in capital                                           56,643             56,643
     Accumulated deficit                                                 (49,360)           (49,183)
     Cumulative translation adjustment                                       (85)               (83)
                                                                        --------           --------
         Total equity                                                     18,623             18,560
                                                                        --------           --------
         Total liabilities and stockholders' equity                     $ 39,234           $ 38,448
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended March 31,
                                                        2002               2001
                                                      --------           --------
                                                              (Unaudited)
Operating revenue                                     $  4,614           $  4,212
Operating expenses                                       3,805              4,797
                                                      --------           --------
Gross profit (loss)                                        809               (585)

General and administrative expenses                        508                855
Asset impairment and other charges                          --                180
                                                      --------           --------
Operating income (loss)                                    301             (1,620)

Interest expense                                           219                647
Other income (expense)                                     (17)             7,521
                                                      --------           --------
                                                           236              6,874
                                                      --------           --------
Income  before taxes                                        65              5,254
Income taxes                                                --                 --
                                                      --------           --------
Net income                                                  65              5,254
Accretion of preferred stock                              (242)                --
                                                      --------           --------
Net earnings (loss) applicable to common and
common equivalent shares                              $   (177)          $  5,254
                                                      ========           ========

Basic earnings (loss) per common share:               ($  0.01)          $   0.20
Diluted earnings (loss) per common share:             ($  0.01)          $   0.14

Weighted average shares outstanding:
Basic                                                   26,212             26,936
Diluted                                                 26,212             36,889

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                      2002              2001
                                                                    -------           -------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    65           $ 5,254
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
   Depreciation                                                         879               809
   Amortization                                                          12                33
   Loss on fixed asset disposition                                       18                 2
   Provision for bad debts                                               --                59
   Asset impairment and other charges                                    --               180
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
     Receivables-
       Trade                                                          1,153              (453)
       Other                                                         (1,356)           (7,857)
     Inventory                                                          (69)              486
     Prepaid expenses                                                   471               471
     Other                                                               18              (260)
   Increase (decrease) in liabilities-
     Accounts payable and accrued expenses                              (75)             (234)
                                                                    -------           -------
       Net cash provided by (used in) operating activities            1,116            (1,510)
                                                                    -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition paid with cash                                        (2,076)               --
   Proceeds from disposal of fixed assets                               700                21
   Purchase of fixed assets                                             (87)              (25)
                                                                    -------           -------
       Net cash used in investing activities                         (1,463)               (4)
                                                                    -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                              --               130
   Proceeds from subordinated debt                                       --               500
   Proceeds from issuance of common stock                                --                27
   Principal payments on long-term debt                              (1,990)             (716)
   Due to affiliates                                                  1,220                --
   Net borrowings on line of credit                                      62             1,627
                                                                    -------           -------
     Net cash provided by (used in) financing activities               (708)            1,568
                                                                    -------           -------

NET INCREASE (DECREASE) IN CASH                                      (1,055)               54
CASH, at beginning of period                                          1,233               317
                                                                    -------           -------
CASH, at end of period                                              $   178           $   371
                                                                    =======           =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest                                              $   219           $   400
                                                                    =======           =======
Equipment acquired under capital lease                              $   179           $    --
                                                                    =======           =======
Premiums financed with insurance carrier                            $ 1,280           $    --
                                                                    =======           =======

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, the management of OMNI Energy Services Corp. believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

We had 1,471,333 options outstanding and warrants to purchase 1,050,214 shares of common stock as of March 31, 2002 that were excluded from the calculation of diluted EPS because they were antidilutive. Likewise, we had 197,129 options outstanding and warrants to purchase 1,937,500 shares of common stock as of March 31, 2001 that were excluded from the calculation of diluted EPS because they were antidilutive.


NOTE 3.  LONG-TERM DEBT

Our primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended November 2, 2001, currently provides us with a $2.0 million equipment loan, a $2.0 million real estate loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 1.5% and have a final maturity of August 31, 2004. As of March 31, 2002, we had approximately $5.7 million outstanding under the Hibernia Facility.

At March 31, 2002, we had approximately $2.1 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of an asset-based financing loan (the "CIT Loan"). The principal outstanding under the CIT Loan bears interest at LIBOR plus 5.0%. The maturity date of the note has been extended to August 2004. This loan is collateralized by various seismic drilling units and support equipment.

At March 31, 2002 we had a note payable to a finance company with interest at 8%, to finance our aviation fleet. The loan amortizes over ten years, maturing January 1, 2007 and is secured by our aviation fleet. The outstanding balance at March 31, 2002 is approximately $4.2 million.

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate

$3.0 million cash plus issue to the affiliate $4.6 million of our Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. (See
Note 4 regarding the accounting for preferred stock.)

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 5,738,500 shares of our common stock, of which 2,901,000 have been cancelled as of December 31, 2001. The remaining 2,837,500 warrants outstanding are all exercisable with exercise prices ranging from $0.75 to $2.00 per share.

The following table summarizes the exercise prices of warrants to the affiliate as of March 31, 2002:

                          Exercise Price       Warrants
                          --------------       --------
                          $2.00                   37,500
                          $1.50                  516,667
                          $0.75                2,283,333
                                               ---------
                                               2,837,500
                                               =========


NOTE 4.  PREFERRED STOCK

At March 31, 2002 we had a total of 7,500 shares of Series A Preferred Stock, and 4,600 shares of Series B Preferred Stock issued and outstanding, at a total liquidation value of $12.1 million.

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

NOTE 5.  SEGMENT INFORMATION

The following shows industry segment information for our four operating segments, Drilling, Aviation, Survey, and Permitting for the three months ended March 31, 2002 and 2001 (in thousands):

                                             Three months ended March 31,
                                             ----------------------------
                                                2002               2001
                                             --------           --------
Operating revenues:
   Drilling                                  $  3,535           $  3,294
   Aviation                                       929                551
   Survey                                          --                277
   Permitting                                     150                 90
                                             --------           --------
     Total                                   $  4,614           $  4,212
                                             --------           --------
Gross profit (loss):
   Drilling                                  $    238           $   (170)
   Aviation                                       733               (311)
   Survey                                         (39)               (68)
   Permitting                                      12                  9
   Other                                         (135)               (45)
                                             --------           --------
     Total                                   $    809           $   (585)
                                             --------           --------

General and administrative expenses               508                855
Asset impairment charges                           --                180
Other (income) expense                            236             (6,874)
                                             --------           --------
Income before taxes                          $     65           $  5,254
                                             ========           ========

Identifiable Assets:
   Drilling                                  $ 23,178           $ 22,369
   Aviation                                     6,312              1,082
   Survey                                       1,368              1,688
   Other                                        8,376             16,031
                                             --------           --------
     Total                                   $ 39,234           $ 41,170
                                             ========           ========

Capital Expenditures:
   Drilling (1)                              $     --           $     25
   Aviation                                        --                 --
   Survey                                          --                 --
   Other                                            1                 --
                                             --------           --------
     Total                                   $      1           $     25
                                             ========           ========


(1) Net of assets acquired from AirJac (See Note 9) totaling $2.1 million.

NOTE 6.  RECENT PRONOUNCEMENTS

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002 and accordingly, no amortization of goodwill was recorded in the quarter ended March 31,2002. Goodwill amortization expense for the quarter ended March 31, 2001 was approximately $33,000. The adoption of SFAS No. 142 did not have a significant effect on our results of operations and financial condition.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and was effective for our fiscal year beginning January 1, 2002. Under SFAS No. 144 an impairment loss shall be recognized if an evaluation of the carrying amount of an asset against the undiscounted future cash flows associated with it is not sufficient to cover the carrying value of such assets. An impairment loss shall also be recognized on assets held for sale if the carrying amount of a long-lived asset or asset group is not recognizable and exceeds the fair value. The adoption of SFAS No. 144 did not have any impact on our financial statements upon adoption.

NOTE 7.  CONCENTRATION OF CREDIT RISK

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful account may be required. Due to the nature of our industry, we have a concentration of credit risks. As a result, adjustments to the allowance for doubtful accounts may be significant.

NOTE 8. ASSETS HELD FOR SALE

At March 31, 2002, we had $0.6 million in assets held for sale which includes 8 steel marsh buggies as well as the remaining assets of our South American operation, for which we have specific agreements to sell. We expect to dispose of the remaining assets held for sale during 2002. The carrying values, which we believe approximate fair market value of our assets held for sale at March 31, 2002, is as follows (in thousands):

Asset Type                              March 31, 2002
------------------------                --------------
Steel marsh buggies                        $108
South American facility and other           513
                                           ----
    Total assets held for sale             $621
                                           ====

NOTE 9. ACQUISITION

Effective January 18, 2002 we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $2.3 million, including $2.0 million cash, acquisition costs and assumption of a capital lease. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. We received advances from affiliates totaling approximately $1.2 million in connection with the financing of this transaction; approximately $0.7 million of which is secured by treasury stock and approximately $0.5 million of which is secured by accounts receivable from a customer. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition date. The following summarized unaudited income statement data reflects our results of operations as if the AirJac transaction had taken place on January 1, 2001 (in thousands):

                                   Unaudited Pro forma Results
                                 Quarter ended    Quarter ended
                                 March 31, 2002   March 31, 2001
                                 --------------   --------------
Revenue                              4,614           7,458
Net operating income (loss)            301          (1,473)
Net income                              65           5,355
Basic earnings per share             $0.00          $ 0.20
Diluted earnings per share           $0.00          $ 0.14

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized (amounts in thousands):

Current assets                            $   154
Property, plant, and equipment              2,101
Capital lease obligation assumed             (179)
                                          -------
       Net assets acquired                $ 2,076
                                          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed under the heading "Forward-Looking Statements." "Forward looking statements" provided by us pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

         This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

         During 1999, with the reduction in the price of oil and gas, we began to experience a decrease in demand for our services. In 2001, the market experienced a rebound. Based upon bid activity and existing backlog, we expect revenues to continue to improve in 2002.

         Seasonality and Weather Risks. Our operations are subject to seasonal variations in weather conditions and available daylight hours. Since our activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours.



RESULTS OF OPERATIONS (IN THOUSANDS)                  THREE MONTHS ENDED MARCH 31,
                                                         2002              2001
                                                      -------           -------
Operating revenue                                     $ 4,614           $ 4,212
Operating expense                                       3,805             4,797
                                                      -------           -------
Gross profit                                              809              (585)
General and administrative expenses                       508               855
Asset impairment and other charges                         --               180
                                                      -------           -------
Operating loss                                            301            (1,620)
Interest expense                                          219               647
Other income (expense)                                    (17)            7,521
                                                      -------           -------
Income  before income taxes                                65             5,254
Income taxes                                               --                --
                                                      -------           -------
Net income                                                 65             5,254
Accretion of preferred stock                             (242)               --
                                                      -------           -------
Net earnings (loss) applicable to common and
common equivalent shares                              $  (177)          $ 5,254
                                                      =======           =======

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Operating revenues increased 10% or $0.4 million, from $4.2 million for the three months ended March 31, 2001 to $4.6 million for the three months ended March 31, 2002. Drilling revenues increased $0.2 million, to $3.5 million for the three months ended March 31, 2002 from $3.3 million for the three months ended March 31, 2001. Likewise, aviation revenues increased $0.3 million to $0.9 million for the three months ended March 31, 2002 from $0.6 million for the three months ended March 31,2001; however, survey revenues decreased from $0.3 million to $0.0 million for the three months ended March 31, 2001 compared to the same period in 2002.

         Operating expenses decreased 21%, or $1.0 million, from $4.8 million for the three months ended March 31, 2001 to $3.8 million for the three months ended March 31, 2002. Declines in payroll costs accounted for 40% of this decrease as operating payroll expense decreased from $2.2 million to $1.8 million for the three months ended March 31, 2001 and 2002, respectively. The number of field personnel we employed declined to 146 for the three months ended March 31, 2002 compared to 161 for the three months ended March 31, 2001 and we have restructured the field payroll structure to more properly follow production. Repairs and maintenance expenses decreased $0.8 million from the first quarter of 2001 to the same period of 2002. This decrease is due primarily to the termination of our aviation lease and subsequent capitalization of major aviation repairs, which are being expensed to repairs and maintenance as used. These decreases were partially offset by an increase in contract services from $0.1 million for the three months ended March 31, 2001 to $0.3 million for the three months ended March 31, 2002. We employ the use of contractors exclusively for our permitting division and occasionally for our drilling division, when necessary.

         Gross profit margins were 18% and (14)% for the three months ended March 31, 2002 and 2001, respectively. The variance is attributable to an increase in revenue coupled with more stringent cost control measures.

         General and administrative expenses decreased $0.4 million from $0.9 million for the three months ended March 31, 2001 to $0.5 million for the three months ended March 31, 2002, a 44% decrease. Insurance expenses, investor relations expenses, taxes and licenses expenses, and professional services decreased $0.1 million each from the period ended March 31, 2001 to the same period in 2002.

         Asset impairment charges were $0.2 million in the three months ended March 31, 2001 and related to the tractor drills that were being held for sale and were subsequently sold in 2001.

         Interest expense decreased $0.4 million from $0.6 million for the three month period ended March 31, 2001 to $0.2 million for the three month period ended March 31, 2002, due to lower interest rates and lower average debt during the periods. Other income (expense) decreased $7.5 million due to the receipt of proceeds in 2001 from a key-man life insurance policy on our former CEO who was killed in a private aircraft accident in 2001.

         Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which has resulted in our not reporting any income tax expense or benefit during the periods ended March 31, 2001 and 2002. We anticipate that this accounting will continue until such time that we can sustain enough operating profit to utilize all or part of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had approximately $0.2 million in cash compared to approximately $1.2 million at December 31, 2001. We had working capital of approximately $0.9 million at March 31, 2002, compared to approximately $2.3 million at December 31, 2001. The decrease in working capital from December 31, 2001 to March 31, 2002 is due primarily to the acquisition of AirJac Drilling for which we paid $2.0 million cash (See Note 9).

         Cash provided by (used in) operating activities was $1.1 million and ($1.5 million) in the periods ended March 31, 2002 and 2001, respectively. The increase is due primarily to the subsequent receipt of a key-man life insurance receivable recorded at March 31, 2001.

         Our primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended November 2, 2001, currently provides us with a $2.0 million equipment loan, a $2.0 million real estate loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 1.5% and have a final maturity of August 31, 2004. As of March 31, 2002, we had approximately $5.7 million outstanding under the Hibernia Facility. Availability under the Line is the lower of: (i) $5.0 million or (ii) the sum of 80% of eligible accounts receivable, plus 25% of eligible aviation inventory of parts and supplies. The Line is collateralized by our accounts receivable and inventory. As of March 31, 2002 we had $2.1 million outstanding under the Line (included in the $5.7 million total outstanding under the facility). Additional borrowing capacity under the Line was $0.2 million as of March 31, 2002. We expect the cash flow provided by our operating activities will be adequate to finance our working capital needs for 2002.

         At March 31, 2002, we also had approximately $8.0 million in other loans outstanding, including approximately $2.1 million in outstanding debt pursuant to agreements with a financing company. This loan is an asset-based financing loan bearing interest at LIBOR plus 5.0%. As previously mentioned, we have renegotiated an extended maturity to August 31, 2004 from August 31, 2002. Also included in the $8.0 million in other loans is approximately $4.2 million in outstanding debt to a financing company pursuant to our acquisition of our aviation fleet previously operated under an operating lease. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 1, 2007.

         Effective January 18, 2002 we acquired the assets of AirJac Drilling, a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $2.3 million, including $2.0 million cash, acquisition costs and assumption of a capital lease. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. We received advances from affiliates totaling approximately $1.2 million in connection with the financing of this transaction; approximately $0.7 million is secured by treasury stock and approximately $0.5 million is secured by accounts receivable from a customer. The results of AirJac's operations have been included in our consolidated financial statements since acquisition date.

         Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and business acquisitions. Other than the acquisition discussed in
Note 9, we have no material commitments outstanding for expenditures nor do we anticipate significant capital expenditures in 2002.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report regarding our financial position and liquidity, our strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environment damage; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico; and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our other public filings. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2001. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         None

 (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                       OMNI ENERGY SERVICES CORP.



Dated:   May 15, 2002                  /s/ James C. Eckert
                                       ---------------------------------------
                                                    James C. Eckert
                                       President and Chief Executive Officer
                                              (Principal Executive Officer)


Dated:  May 15, 2002                   /s/ Burton T. Zaunbrecher
                                       ---------------------------------------
                                                Burton T. Zaunbrecher
                                               Executive Vice President,
                                       Chief Operating Officer and Treasurer


Dated:   May 15, 2002                  /s/ G. Darcy Klug
                                       ---------------------------------------
                                                    G. Darcy Klug
                                                Chief Financial Officer
                                       (Principal Financial and Accounting
                                                     Officer)