Form 10-Q
period 2002-06-30
OMNI ENERGY SERVICES CORP
filed 2002-08-14
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---        Exchange Act of 1934

           For the Quarterly period ended June 30, 2002


                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

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

         As of August 9, 2002 there were 9,101,825 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                             (Thousands of dollars)


ASSETS                                                             June 30,      December 31,
------                                                               2002            2001
                                                                -------------    -------------
                                                                  (unaudited)      (Note 1)
CURRENT ASSETS:
     Cash and cash equivalents                                  $         791    $       1,233
     Accounts receivable, net                                           6,227            5,250
     Parts and supplies inventory                                       2,897            2,723
     Prepaid expenses                                                   1,239              857
     Assets held for sale                                                 694              630
                                                                -------------    -------------
         Total current assets                                          11,848           10,693
                                                                -------------    -------------

PROPERTY AND EQUIPMENT:
     Land                                                                 359              359
     Buildings and improvements                                         4,505            4,505
     Drilling, field and support equipment                             26,126           24,834
     Aviation equipment                                                 4,526            5,109
     Shop equipment                                                       425              392
     Office equipment                                                   1,530            1,500
     Vehicles                                                           2,629            2,526
     Construction in progress                                             225               50
                                                                -------------    -------------
                                                                       40,325           39,275
     Less:  accumulated depreciation                                   14,911           13,707
                                                                -------------    -------------
         Total property and equipment, net                             25,414           25,568
                                                                -------------    -------------

OTHER ASSETS:
     Goodwill, net                                                      3,926            2,006
     Other                                                                237              181
                                                                -------------    -------------
         Total other assets                                             4,163            2,187
                                                                -------------    -------------
         Total assets                                           $      41,425    $      38,448
                                                                =============    =============




   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                             (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY                                   June 30,        December 31,
------------------------------------                                     2002              2001
                                                                     -------------     -------------
                                                                      (unaudited)         (Note 1)
CURRENT LIABILITIES:
     Notes payable and current maturities of long-term debt          $       2,600     $       2,750
     Accounts payable                                                        3,897             2,598
     Accrued expenses                                                        1,765             2,843
     Due to affiliates                                                       1,056               175
                                                                     -------------     -------------
         Total current liabilities                                           9,318             8,366
                                                                     -------------     -------------

LONG-TERM LIABILITIES:
     Line of credit                                                          3,003             2,012
     Other long term liabilities                                             1,164                --
     Long-term debt, less current maturities                                 7,909             9,289
                                                                     -------------     -------------
         Total long-term liabilities                                        12,076            11,301
                                                                     -------------     -------------

TOTAL LIABILITIES                                                           21,394            19,667
                                                                     -------------     -------------

MINORITY INTEREST                                                              221               221
                                                                     -------------     -------------

STOCKHOLDERS' EQUITY:
     Preferred Stock, Series A, 7,500 shares issued and
         outstanding; Series B, 4,600 shares issued and
         outstanding                                                        12,100            11,616
     Common Stock, $.01 par value, 45,000,000
         shares authorized; 9,101,825 issued and outstanding                    91                91
     Treasury Stock, 361,800 shares acquired at cost                          (706)             (706)
     Additional paid-in capital                                             56,831            56,825
     Accumulated deficit                                                   (48,458)          (49,183)
     Cumulative translation adjustment                                         (48)              (83)
                                                                     -------------     -------------
         Total equity                                                       19,810            18,560
                                                                     -------------     -------------
         Total liabilities and stockholders' equity                  $      41,425     $      38,448
                                                                     =============     =============




   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                          Three Months Ended June 30,         Six Months Ended June 30,
                                        -------------------------------     -------------------------------
                                            2002               2001             2002               2001
                                        -------------     -------------     -------------     -------------
                                                  (Unaudited)                         (Unaudited)
Operating revenue                       $       9,059     $       5,985     $      13,673     $      10,197
Operating expenses                              6,845             5,225            10,649            10,022
                                        -------------     -------------     -------------     -------------
     Gross profit                               2,214               760             3,024               175

General and administrative expenses               798               458             1,307             1,313
Asset impairment charges                           --                --                --               180
                                        -------------     -------------     -------------     -------------
     Operating income (loss)                    1,416               302             1,717            (1,318)

Interest expense                                  259               278               478               925
Other income (expense)                            (15)              172               (32)            7,693
                                        -------------     -------------     -------------     -------------
                                                  274               106               510             6,768
                                        -------------     -------------     -------------     -------------
     Income before taxes                        1,142               196             1,207             5,450

Income taxes                                       --                --                --                --
     Net income                                 1,142               196             1,207             5,450
Accretion of preferred stock                     (242)             (242)             (484)             (242)
                                        -------------     -------------     -------------     -------------
Net earnings (loss) applicable to
common and common equivalent shares     $         900     $         (46)    $         723     $       5,208
                                        =============     =============     =============     =============


Basic net income (loss) per share:      $        0.10     $       (0.01)    $        0.08     $        0.58
Diluted net income (loss) per share:    $        0.10     $       (0.00)    $        0.08     $        0.51


Weighted average shares outstanding:
     Basic                                      8,739             8,986             8,738             8,982
     Diluted                                    9,004            10,078             9,019            10,150



   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)



                                                                                      Six months ended June 30,
                                                                                    -------------------------------
                                                                                         2002             2001
                                                                                    -------------     -------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $       1,207     $       5,450
  Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation                                                                             1,776             1,609
   Amortization                                                                                25                76
   (Gain) loss on fixed asset disposition                                                      15               (78)
   Asset impairment and other charges                                                          --               180
   Provision for bad debts                                                                     --                59
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
     Receivables-
       Trade                                                                                 (341)             (763)
       Other                                                                                 (597)             (511)
     Inventory                                                                                (20)              442
     Prepaid expenses                                                                         945               483
     Assets held for sale                                                                     (64)              357
     Other                                                                                 (2,001)             (635)
   Increase (decrease) in liabilities-
     Accounts payable                                                                       1,864              (206)
     Accrued expenses                                                                      (1,643)             (616)
     Other long term liabilities                                                            1,164                --
                                                                                    -------------     -------------
       Net cash provided by operating activities                                            2,330             5,847
                                                                                    -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition paid with cash                                                              (2,076)               --
   Proceeds from disposal of fixed assets                                                     703               117
   Purchase of fixed assets, net                                                               20              (183)
                                                                                    -------------     -------------
       Net cash used in investing activities                                               (1,353)              (66)
                                                                                    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from subordinated debt                                                             --            (3,209)
   Repayment of subordinated debt                                                              --             1,500
   Proceeds from issuance of long-term debt                                                    --               311
   Principal payments on long-term debt                                                    (3,297)           (3,456)
   Proceeds from issuance of common stock                                                       6              (101)
   Due to affiliates                                                                          881               175
   Net borrowings (payments) on line of credit                                                991            (1,235)
                                                                                    -------------     -------------
     Net cash used in financing activities                                                 (1,419)           (6,015)
                                                                                    -------------     -------------

NET DECREASE IN CASH                                                                         (442)             (234)
CASH, at beginning of period                                                                1,233               317
                                                                                    -------------     -------------
CASH, at end of period                                                              $         791     $          83
                                                                                    =============     =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                                              $         478     $         234
                                                                                    =============     =============
Equipment acquired under capital lease                                              $         440     $          --
                                                                                    =============     =============
Premiums financed with insurance carrier                                            $       1,280     $          --
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

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

NOTE 2.  EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding, net of shares held in treasury during the periods presented. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

The consolidated financial statements and related notes thereto include the retroactive effect of a one for three reverse stock split effective July 3, 2002 (See Note 10). For the three and six months ended June 30, 2002, we had 313,345 and 311,350 options outstanding, respectively, and warrants to purchase 184,722 shares of common stock as of June 30, 2002 that were excluded from the calculation of diluted EPS because they were antidilutive. Likewise, we had 130,471 and 97,138 options outstanding, respectively, for the three and six months ended June 30, 2001 and warrants to purchase 234,722 shares of common stock as of June 30, 2001 that were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 3.  LONG-TERM DEBT


Our primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended November 2, 2001, currently provides us with a $2.0 million equipment loan, a $2.0 million real estate loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 1.5% and have a final maturity of August 31, 2004. As of June 30, 2002, we had approximately $6.4 million outstanding under the Hibernia Facility.

At June 30, 2002, we had approximately $1.9 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of an asset-based financing loan (the "CIT Loan"). The principal outstanding under the CIT Loan bears interest at LIBOR plus 5.0%. The maturity date of the note has been extended to August 2004. This loan is collateralized by various seismic drilling units and support equipment.

At June 30, 2002, we had a note payable to a finance company with interest at 8%, to finance our aviation fleet. The loan amortizes over ten years, maturing January 1, 2007 and is secured by our aviation fleet. The outstanding balance at June 30, 2002 is approximately $4.1 million.

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of our Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. (See Note 4).

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of June 30, 2002. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.250 to $6.00 per share.

The following table summarizes the exercise prices of warrants to the affiliate as of June 30, 2002:

               Exercise Price        Warrants
               --------------        --------
               $6.00                   12,500
               $4.50                  172,222
               $2.25                  761,111
                                     --------
                                      945,833

NOTE 4. PREFERRED STOCK

At June 30, 2002 we had a total of 7,500 shares of Series A Preferred Stock, and 4,600 shares of Series B Preferred Stock issued and outstanding, at a total liquidation value of $12.1 million.

The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $2.25, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends, has voting rights on all matters submitted to a vote of our shareholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. The preferred shareholders have also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of April 2001 there were approximately $0.3 million of dividends in arrears relating to these outstanding shares of Series A Preferred Stock.

In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. We have also agreed that dividends would not accrue on the outstanding stock from May 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of May 2001 there were no dividends in arrears relating to the outstanding shares of Series B Preferred Stock.

NOTE 5. SEGMENT INFORMATION


The following shows industry segment information for our four operating segments
- Drilling, Aviation, Survey, and Permitting for the three and six month periods ended June 30, 2002 and 2001:

                                        Three months ended June 30,     Six months ended June 30,
                                       ----------------------------    ----------------------------
                                           2002            2001            2002            2001
                                       ------------    ------------    ------------    ------------
Operating revenues: (1)
   Drilling                            $      8,227    $      4,642    $     11,762    $      7,936
   Aviation                                     779             798           1,708           1,349
   Survey                                        --             205              --             482
   Permitting                                    53             340             203             430
                                       ------------    ------------    ------------    ------------
     Total                             $      9,059    $      5,985    $     13,673    $     10,197
                                       ============    ============    ============    ============


(1) Net of inter-segment revenues of $0.1 million for the three and six month periods ended June 30, 2001.


                                        Three months ended June 30,       Six months ended June 30,
                                       -----------------------------     -----------------------------
                                           2002             2001             2002             2001
                                       ------------     ------------     ------------     ------------
Gross profit:
   Drilling                            $      2,235     $      1,033     $      2,474     $        862
   Aviation                                     133             (131)             866             (460)
   Survey                                       (30)             (64)             (69)            (132)
   Permitting                                     9               49               22               58
   Other (Corporate)                           (133)            (127)            (269)            (153)
                                       ------------     ------------     ------------     ------------
     Total                             $      2,214     $        760     $      3,024     $        175

General and administrative expenses             798              458            1,307            1,313
Asset impairment                                 --               --               --              180
Other expense (income), net                     274              106              510           (6,768)
                                       ------------     ------------     ------------     ------------
Income before taxes                    $      1,142     $        196     $      1,207     $      5,450
                                       ============     ============     ============     ============



Capital Expenditures (2):
   Drilling                            $        278     $        191     $        278     $        195
   Aviation                                      --               --               --               --
   Survey                                        --               --               --               --
   Permitting                                    --               --               --               --
   Other                                         29                4               30                4
                                       ------------     ------------     ------------     ------------
     Total                             $        307     $        195     $        308     $        199
                                       ============     ============     ============     ============


(2) Net of assets acquired from AirJac (See Note 9) totaling $2.1 million.


Identifiable Assets:                  June 30, 2002    June 30, 2001
                                      -------------    -------------
   Drilling                            $     25,786     $     22,574
   Aviation                                   6,198            1,222
   Survey                                     1,095            1,849
   Permitting                                    54               --
   Other                                      8,292            7,583
                                       ------------     ------------
     Total                             $     41,425     $     33,228
                                       ============     ============


NOTE 6. RECENT PRONOUNCEMENTS


In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, " Business Combinations" and SFAS No. 142, " Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002 and accordingly, no amortization of goodwill was recorded in the quarter or six months ended June 30,2002. Goodwill amortization expense for the quarter and six months ended June 30, 2001 were approximately $26,000 and $48,000. The adoption of SFAS No. 142 did not have a significant effect on our results of operations and financial condition.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and was effective for our fiscal year beginning January 1, 2002. Under SFAS No. 144 an impairment loss shall be recognized if an evaluation of the carrying amount of an asset against the undiscounted future cash flows associated with it is not sufficient to cover the carrying value of such assets. An impairment loss shall also be recognized on assets held for sale if the carrying amount of a long-lived asset or asset group is not recognizable and exceeds the fair value. The adoption of SFAS No. 144 did not have any impact on our financial statements.

In April 2002, Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" was issued SFAS No. 145 eliminates the requirement under FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (Statement 4) to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30). The adoption of SFAS 145 is not expected to have any impact on our financial statements upon adoption.

NOTE 7. CONCENTRATION OF CREDIT RISK

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful account may be required. Due to the nature of our industry, we have a concentration of credit risk. As a result, adjustments to the allowance for doubtful accounts may be significant.

NOTE 8. ASSETS HELD FOR SALE

At June 30, 2002, we had $0.7 million in assets held for sale which includes 8 steel marsh buggies as well as the remaining assets of our South American operation. We expect to dispose of the remaining assets held for sale during 2002. The carrying values, which we believe approximate fair market value of our assets held for sale at June 30, 2002, is as follows (in thousands):


Asset Type                              June 30, 2002
----------                              -------------
Steel marsh buggies                     $         108
South American facility
  and other                                       586
                                        -------------
    Total assets held for sale          $         694
                                        =============



NOTE 9. ACQUISITION

On January 18, 2002 we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and certain future consideration. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. We received advances from affiliates totaling approximately $1.3 million in connection with the financing of this transaction. At June 30, 2002 approximately $0.9 million remains outstanding of which approximately $0.4 million is secured by treasury stock and approximately $0.5 million of which is secured by accounts receivable from a customer. The acquisition also resulted in the recognition of $1.9 million of goodwill principally from discounts granted to Veritas in connection with minimum future work. Offsetting liabilities have been recorded for these future minimum discounts. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition date. The following summarized unaudited data reflects our consolidated results of operations as if the AirJac transaction had taken place on January 1, 2001 (in thousands):


                                                               Unaudited Pro forma Results
                                  Three months ended     Three months ended       Six months ended    Six months ended
                                    June 30, 2002           June 30, 2001          June 30, 2002       June 30, 2001
                                  ------------------     ------------------       ----------------    ----------------
Revenue                                  9,059                  8,843                   13,673              16,302
Net operating income                     1,416                    885                    1,717                 636
Net income                               1,142                     87                    1,207               5,442
Basic earnings per share                 $0.13                  $0.01                    $0.14               $0.61
Diluted earnings per share               $0.13                  $0.01                    $0.13               $0.54


The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized and is expected to be completed by September 30, 2002(amounts in thousands):


Current assets                                        $        154
Property, plant, and equipment                               2,101
Goodwill                                                     1,920
Capital lease obligation assumed                              (179)
Obligation for future discounts                             (1,920)
                                                      ------------
       Net assets acquired                            $      2,076
                                                      ============

10.  SUBSEQUENT EVENTS

On June 20, 2002 OMNI's stockholders approved a one for three reverse stock split effective with the closing of the market on July 3, 2002. The consolidated financial statements and related notes thereto give retroactive effect to the reverse stock split.

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


Results of Operations                          Three months ended June 30,        Six months ended June 30,
                                                  2002             2001             2002             2001
                                              ------------     ------------     ------------     ------------
Operating revenue                             $      9,059     $      5,985     $     13,673     $     10,197
Operating expense                                    6,845            5,225           10,649           10,022
                                              ------------     ------------     ------------     ------------
Gross profit                                         2,214              760            3,024              175
General and administrative expenses                    798              458            1,307            1,313
Asset impairment charges                                --               --               --              180
                                              ------------     ------------     ------------     ------------
Operating income (loss)                              1,416              302            1,717           (1,318)
Interest expense                                       259              278              478              925
Other income (expense)                                 (15)             172              (32)           7,693
                                              ------------     ------------     ------------     ------------

Income before income taxes                           1,142              196            1,207            5,450
Income taxes                                            --               --               --               --
Net income                                           1,142              196            1,207            5,450
Accretion of preferred stock                          (242)            (242)            (484)            (242)
                                              ------------     ------------     ------------     ------------
Net income (loss) applicable to common and
common equivalent shares                      $        900     $        (46)    $        723     $      5,208
                                              ============     ============     ============     ============

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Operating revenues increased 52%, or $3.1 million, from $6.0 million for the three months ended June 30, 2001 to $9.1 for the three months ended June 30, 2002. Drilling revenues increased $3.6 million for the three months ended June 30, 2002 as compared to the same three month period ended June 30, 2001. However, this operating revenue increase was offset by a $0.5 million decline in our permitting and survey revenues from $0.6 million for the second quarter of 2001 to $0.1 million for the second quarter of 2002. This decrease was primarily attributable to our decision to concentrate personnel, equipment and available working capital into more profitable segments of the seismic industry.

         Operating expenses increased 31%, or $1.6 million, from $5.2 million for the three months ended June 30, 2001 to $6.8 million for the three months ended June 30, 2002. This increase is partially attributable to higher operating payroll and payroll related costs, which increased $0.6 million from $2.1 million to $2.7 million for the three month periods ended June 30, 2001 and 2002, respectively. Our average number of field personnel increased by 37 from 167 employees during the second quarter of 2001 to 204 employees during the second quarter of 2002. We currently utilize third party contractors to perform survey and permitting services. Accordingly, third party contract services increased $0.3 million during the three months ended June 30, 2002 as compared to June 30, 2001 principally as a result of the drilling division's shortage of personnel. Explosives and down hole expenses increased $0.7 million from the three months ended June 30, 2001 to the same period of 2002 as a result of increased drilling activity.

         Gross profit margins were 24% for the three months ended June 30, 2002 as compared to 13% for the three months ended June 30, 2001. The increase in profit margins in 2002 as compared to 2001 was attributable to a combination of significantly greater domestic revenues resulting from increased seismic activity, improved margins obtained for services rendered and implementation of stringent controls over and a restructuring of our field operating expenses.

         General and administrative expenses increased $0.3 million from $0.5 million for the three months ended June 30, 2001 to $0.8 million for the three months ended June 30, 2002. Payroll and payroll related costs accounted for $0.1 million of this increase. The average number of administrative employees increased from 24 during the second quarter of 2001 to 31 for the second quarter of 2002. During the three month period ended June 30, 2001, we also renegotiated certain vendor and lease agreements at terms more favorable than those agreements previously in existence, resulting in a savings of approximately $0.3 million with no comparable adjustments in the three month period ended June 30, 2002. Theses increases were partially offset by a $0.2 million decrease in bad debt expense due to the recovery of amounts previously expensed.

         Interest expense remained constant at $0.3 million for the three months ending June 30, 2001 and June 30, 2002.

         No income tax expense was recognized on our income during the second quarters of 2001 or 2002 as we expect to utilize our net operating loss carryforwards, which have been reserved in prior periods, to offset our taxable income during the periods.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Operating revenues increased 34%, or $3.5 million, from $10.2 million for the six months ended June 30, 2001 to $13.7 million for the six months ended June 30, 2002. Revenues from our drilling operations increased $3.9 million principally as a result of an increase in seismic activity. The aviation division also experienced an increase of $0.4 million, concentrating our focus in the offshore aviation market. The permitting and survey divisions, however, experienced a $0.7 million decrease in revenues over this same period, attributable to our decision to concentrate personnel, equipment and available working capital into more profitable segments of the seismic industry.

         Operating expenses increased 6%, or $0.6 million, from $10.0 million for the six months ended June 30, 2001 to $10.6 million for the six months ended June 30, 2002. As a result of increased drilling activity for the seismic industry, explosive supplies used in the drilling operations increased $0.8 million for the six months ended June 30, 2002 as compared to the same six month period ended 2001. Contracting services increased $0.5 million during the six month period ended 2002 as compared to the same six month period ended 2001 principally as a result of the drilling division's shortage of personnel. These increases were partially offset by a $0.6 million decrease in repairs and maintenance expenses on leased aviation equipment during the first half of 2002 as compared to the first half of 2001.

         Gross profit margins were 22% and 2% for the six months ended June 30, 2002 and 2001, respectively. The improvement in the profit margins is a direct result of increased business activity in our more profitable business segments, improved margins received for the services provided and more stringent controls on operating expenses.

         General and administrative expenses remained constant at $1.3 million each for the six months ended June 30, 2001 and 2002. We realized approximately $0.1 million in savings during the six month period ended June 30, 2001 from renegotiating certain lease and vendor agreements with terms more favorable to us than those agreements for prior periods with no corresponding savings for the six month period ended June 30, 2002. These increases were partially offset by a $0.1 million decrease in bad debt expense due to the recovery of amounts previously expensed.

         Restructuring and asset impairment charges decreased $0.2 million due to revaluation of certain drilling equipment in 2001 with no corresponding charges for the same period in 2002.

         Interest expense decreased $0.4 million from $0.9 million for the six month period ended June 30, 2001 to $0.5 million for the six month period ended June 30, 2002. The reduction was a result of lower average debt outstanding coupled with lower average interest rates during the periods.

         No income tax expense was recognized on income during the first six months of 2001 or 2002 as we expect to utilize our net operating loss carryforwards, which have been reserved in prior periods, to offset our taxable income during those periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had approximately $0.8 million in cash compared to approximately $1.2 million at December 31, 2001. We had working capital of approximately $2.5 million at June 30, 2002, compared to approximately $2.3 million at December 31, 2001. The increase in working capital from December 31, 2001 to June 30, 2002 is due primarily to the increase in accounts receivable resulting from the increase in net sales.

         Cash provided by operating activities was $2.3 million for the period ended June 30, 2002. This compares to cash provided by operating activities totalling $5.8 million for the period ended June 30, 2001 which included $7.5 million from the receipt of key-man life insurance proceeds used principally to retire long term and subordinated debt.

         Our primary credit facility is with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility, which was amended November 2, 2001, currently provides us with a $2.0 million equipment loan, a $2.0 million real estate loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 1.5% and have a final maturity of August 31, 2004. As of June 30, 2002, we had approximately $6.4 million outstanding under the Hibernia Facility, of which $3.0 million was outstanding under the revolving line of credit, $1.6 million was outstanding under the equipment term note, and $1.8 million was outstanding under the real estate term note. Availability under the revolving line of credit is the lower of: (i) $5.0 million or (ii) the sum of 80% of eligible accounts receivable, plus 25% of eligible aviation inventory of parts and supplies. The revolving line of credit is collateralized by our accounts receivable and inventory. At June 30, 2002 additional borrowing capacity under the revolving line of credit was $0.2 million. We expect the cash flow provided by our operating activities will be adequate to finance our working capital needs for 2002.

         At June 30, 2002, we also had approximately $7.1 million in other loans outstanding, including approximately $1.9 million in outstanding debt pursuant to agreements with a financing company. This loan is an asset-based financing instrument bearing interest at LIBOR plus 5.0% and maturing in August, 2004. We also had $4.1 million in outstanding debt to a financing company pursuant to the acquisition of our aviation fleet previously financed through an operating lease. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 1, 2007. Of the remaining $1.1 million on other loans outstanding, $0.7 million is due pursuant to capital lease obligations on our vehicle fleet, and $0.4 million is due to certain insurance finance companies.

         On January 18, 2002 we acquired the assets of AirJac Drilling, a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and certain future consideration. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. The acquisition also resulted in the recognition of $1.9 million of goodwill resulting principally from future discounts granted to Veritas in connection with future minimum work. Offsetting liabilities have been recorded for these future discounts. We received advances from affiliates totaling approximately $1.3 million in connection with the financing of this transaction. At June 30, 2002 approximately $0.9 million of these advances remain outstanding, of which $0.4 million is secured by treasury stock and approximately $0.5 million is secured by accounts receivable from a customer. The results of AirJac's operations have been included in our consolidated financial statements since acquisition date.

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


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on June 20, 2002, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's shareholders. The following table shows the results of voting as to each nominee:

NOMINEES                                      FOR                            WITHHELD AUTHORITY
Crichton W. Brown                         19,955,312                               16,585
Michael G. DeHart                         19,957,312                               14,585
James C. Eckert                           19,955,312                               16,585
Steven T. Stull                           19,955,312                               16,585
Richard C. White                          19,957,312                               14,585
Burton T. Zaunbrecher                     19,955,312                               16,585

         At the same meeting, the following proposals were also approved by the Company's shareholders:

                                                                            FOR           AGAINST         ABSTENTIONS
Increase in the number of shares issuable under the Company's
stock incentive plan..............................................       19,531,676        366,546           73,675

Amend the Company's Articles of Incorporation to effect a one
for three reverse split of the Company's common stock ............       19,892,347         70,500            9050

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         99.1 Certification of Chief Executive Officer

         99.2 Certification of Chief Financial Officer

(b) Reports on Form 8-K

         Current Report on Form 8-K dated May 28, 2002 and filed June 5, 2002 regarding Nasdaq listing matters.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.



                                         OMNI ENERGY SERVICES CORP.



Dated:   August 14, 2002                          /S/ JAMES C. ECKERT
                                        ----------------------------------------
                                                    James C. Eckert
                                         President and Chief Executive Officer
                                              (Principal Executive Officer)


Dated:  August 14, 2002                       /S/ BURTON T. ZAUNBRECHER
                                        ----------------------------------------
                                                 Burton T. Zaunbrecher
                                                Executive Vice President,
                                         Chief Operating Officer and Treasurer


Dated:   August 14, 2002                         /S/ G. DARCY KLUG
                                        ----------------------------------------
                                                     G. Darcy Klug
                                                 Chief Financial Officer
                                          (Principal Financial and Accounting
                                                       Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 99.1          Certification of Chief Executive Officer

 99.2          Certification of Chief Financial Officer