Form 10-Q
period 2002-09-30
OMNI ENERGY SERVICES CORP
filed 2002-11-14
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

       For the Quarterly period ended September 30, 2002

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

       For the transition period ___________ to ____________


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

         As of November 8, 2002 there were 9,101,778 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS


                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (Thousands of dollars)

ASSETS                                                 September 30,    December 31,
                                                            2002            2001
                                                       -------------    ------------
                                                                 (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                           $   316           $ 1,233
     Accounts receivable, net                              5,748             5,250
     Parts and supplies inventory                          2,817             2,723
     Prepaid expenses                                      2,230               857
     Assets held for sale                                    663               630
                                                         -------           -------
         Total current assets                             11,774            10,693
                                                         -------           -------

PROPERTY AND EQUIPMENT:
     Land                                                    359               359
     Buildings and improvements                            4,525             4,505
     Drilling, field and support equipment                27,170            24,834
     Aviation equipment                                    4,189             5,109
     Shop equipment                                          425               392
     Office equipment                                      1,534             1,500
     Vehicles                                              2,655             2,526
     Construction in progress                                252                50
                                                         -------           -------
                                                          41,109            39,275
     Less: accumulated depreciation                       15,761            13,707
                                                         -------           -------
         Total property and equipment, net                25,348            25,568
                                                         -------           -------

OTHER ASSETS:
     Goodwill, net                                         3,926             2,006
     Other                                                   528               181
                                                         -------           -------
         Total other assets                                4,454             2,187
                                                         -------           -------
         Total assets                                    $41,576           $38,448
                                                         =======           =======


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY                            September 30,    December 31,
                                                                    2002            2001
                                                                -------------    ------------
                                                                          (unaudited)
CURRENT LIABILITIES:
     Notes payable and current maturities of long-term debt       $  3,565         $  2,750
     Accounts payable                                                3,027            2,598
     Accrued expenses                                                1,217            2,843
     Due to affiliates                                                 446              175
                                                                  --------         --------
         Total current liabilities                                   8,255            8,366
                                                                  --------         --------

LONG-TERM LIABILITIES:
     Line of credit                                                  2,680            2,012
     Other long term liabilities                                       878               --
     Long-term debt, less current maturities                         9,133            9,289
                                                                  --------         --------
         Total long-term liabilities                                12,691           11,301
                                                                  --------         --------
TOTAL LIABILITIES                                                   20,946           19,667
                                                                  --------         --------
MINORITY INTEREST                                                      221              221
                                                                  --------         --------

STOCKHOLDERS' EQUITY:
     Preferred Stock, Series A, 7,500 shares issued
         and outstanding; Series B, 4,600 shares
         issued and outstanding                                     12,100           11,616
     Common Stock, $.01 par value, 45,000,000
         shares authorized; 9,101,778 issued and
         outstanding                                                    91               91
     Treasury Stock, 361,800 shares, at cost                          (706)            (706)
     Additional paid-in capital                                     56,831           56,825
     Accumulated deficit                                           (47,828)         (49,183)
     Cumulative translation adjustment                                 (79)             (83)
                                                                  --------         --------
         Total equity                                               20,409           18,560
                                                                  --------         --------
         Total liabilities and stockholders' equity               $ 41,576         $ 38,448
                                                                  ========         ========


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                            ------------------------        ------------------------
                                              2002            2001            2002            2001
                                            --------        --------        --------        --------
                                                   (Unaudited)                     (Unaudited)
Operating revenue                           $  7,732        $  9,180        $ 21,405        $ 19,378
Operating expenses                             5,780           7,612          16,429          17,635
                                            --------        --------        --------        --------
     Gross profit                              1,952           1,568           4,976           1,743

General and administrative expenses            1,004             565           2,310           1,878
Asset impairment charges                          --              --              --             180
                                            --------        --------        --------        --------
     Operating income (loss)                     948           1,003           2,666            (315)

Interest expense                                 295             169             774           1,095
Other income (expense)                           (23)            160             (55)          7,854
                                            --------        --------        --------        --------
                                                 318               9             829          (6,759)
                                            --------        --------        --------        --------
     Income before taxes                         630             994           1,837           6,444

Income taxes                                      --              --              --              --
                                            --------        --------        --------        --------
     Net income                                  630             994           1,837           6,444
Accretion of preferred stock                      --            (242)           (484)           (484)
                                            --------        --------        --------        --------
Net earnings applicable to common and
common equivalent shares                    $    630        $    752        $  1,353        $  5,960
                                            ========        ========        ========        ========

Basic net income per share:                 $   0.07        $   0.08        $   0.15        $   0.67
Diluted net income per share:               $   0.07        $   0.08        $   0.15        $   0.61


Weighted average shares outstanding:
     Basic                                     8,740           8,972           8,739           8,955
     Diluted                                   8,743           9,424           8,804           9,808


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)

                                                           Nine months ended
                                                             September 30,
                                                        ----------------------
                                                          2002           2001
                                                        -------        -------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 1,837        $ 6,444
  Adjustments to reconcile net income to net cash
    provided by operating  activities-
   Depreciation                                           2,674          2,396
   Amortization                                              60            125
   (Gain) loss on fixed asset disposition                    (1)           (53)
   Asset impairment and other charges                        --            180
   Provision for bad debts                                   --             59
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
     Receivables-
       Trade                                                (90)        (3,264)
       Other                                               (400)            (9)
     Inventory                                               61            508
     Prepaid expenses                                     1,528            152
     Assets held for sale                                   (34)           580
     Other                                               (2,327)          (677)
   Increase (decrease) in liabilities-
     Accounts payable                                     1,054            610
     Accrued expenses                                    (2,251)        (1,123)
     Other long-term liabilities                            878             --
                                                        -------        -------
       Net cash provided by operating activities          2,988          5,929
                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition paid with cash                            (2,076)            --
   Proceeds from disposal of fixed assets                 1,035            147
   Assets acquired from lease buyout                     (1,000)            --
   Purchase of fixed assets, net                            (76)          (408)
                                                        -------        -------
       Net cash used in investing activities             (2,117)          (261)
                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from subordinated debt                           --         (3,209)
   Repayment of subordinated debt                            --          1,500
   Proceeds from issuance of long-term debt               3,500          1,339
   Principal payments on long-term debt                  (6,233)        (4,048)
   Proceeds from issuance of common stock                     6             80
   Due to affiliates                                        271             --
   Purchase of treasury stock                                --            (83)
   Net borrowings (payments) on line of credit              668         (1,404)
                                                        -------        -------
       Net cash used in financing activities             (1,788)        (5,825)
                                                        -------        -------

NET DECREASE IN CASH                                       (917)          (157)
CASH, at beginning of period                              1,233            317
                                                        -------        -------
CASH, at end of period                                  $   315        $   160
                                                        =======        =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                  $   774        $   795
                                                        =======        =======
Equipment acquired under capital lease                  $   492        $    --
                                                        =======        =======
Premiums financed with insurance carrier                $ 2,854        $    --
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

The consolidated financial statements and related notes thereto include the retroactive effect of a one for three reverse stock split effective July 3, 2002. For the three and nine months ended September 30, 2002, we had 1,004,460 and 448,410 options outstanding, respectively, and warrants to purchase 2,121,662 shares of common stock as of September 30, 2002 that were excluded from the calculation of diluted EPS because they were antidilutive. Likewise, we had 424,787 and 114,027 options outstanding, respectively, for the three and nine months ended September 30, 2001 and warrants to purchase 184,722 shares of common stock as of September 30, 2001 that were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 3. LONG-TERM DEBT

Our primary credit facility is with PNC Bank (the "PNC Facility"). The PNC Facility currently provides us with a $3.5 million equipment loan and a $7.0 million revolving line of credit to finance working capital requirements. The loans bear interest at prime plus 1.5% for the revolving line of credit and prime plus 1.75% on the equipment loan, and have a final maturity of August 23, 2005. As of September 30, 2002, we had approximately $6.1 million outstanding under the PNC Facility.

Our primary credit facility was previously with Hibernia National Bank (the "Hibernia Facility"). The Hibernia Facility provided us with a $2.0 million equipment loan, a $2.0 million real estate loan and a $5.0 million revolving line of credit to finance working capital requirements. The loans bore interest at prime plus 1.5% and had a final maturity of August 31, 2004. The equipment loan and the revolving line of credit were paid off in September 2002 with the proceeds from the PNC Facility. The remaining Hibernia Facility currently provides us with a $2.0 million real estate loan. The loan bears interest at prime plus 1.5% and has a final maturity of August 31, 2004. As of September 30, 2002, we had approximately $1.8 million outstanding under the Hibernia Facility.

At September 30, 2002, we had approximately $1.8 million in outstanding debt pursuant to agreements with The CIT Group (CIT), consisting of an asset-based financing loan (the "CIT Loan"). The principal outstanding under the CIT

Loan bears interest at LIBOR plus 5.0%. The maturity date of the note has been extended to August 2004. This loan is collateralized by various seismic drilling units and support equipment.

At September 30, 2002, we had a note payable to a finance company with interest at 8%, to finance our aviation fleet. The loan amortizes over ten years, maturing January 1, 2007 and is secured by our aviation fleet. The outstanding balance at September 30, 2002 is approximately $3.6 million.

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

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of September 30, 2002. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.250 to $6.00 per share.

The following table summarizes the exercise prices of warrants to the affiliate as of September 30, 2002:

                          Exercise Price         Warrants
                          --------------         --------
                          $6.00                    12,500
                          $4.50                   172,222
                          $2.25                   761,110
                                                  -------
                                                  945,832
                                                  =======

NOTE 4. PREFERRED STOCK

At September 30, 2002 we had a total of 7,500 shares of Series A Preferred Stock, and 4,600 shares of Series B Preferred Stock issued and outstanding, at a total liquidation value of $12.1 million.

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

In May 2001, we issued 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. We have also agreed that dividends would not accrue on the outstanding stock from May 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of May 2001 there were no dividends in arrears relating to the outstanding shares of Series B Preferred Stock.

NOTE 5. SEGMENT INFORMATION

The following shows industry segment information for our four operating segments - Drilling, Aviation, Survey, and Permitting for the three and nine month periods ended September 30, 2002 and 2001:

                               Three months ended           Nine months ended
                                  September 30,               September 30,
                              ---------------------       ---------------------
                               2002          2001          2002          2001
                              -------       -------       -------       -------
Operating revenues:(1)
   Drilling                   $ 7,045       $ 7,093       $18,807       $15,029
   Aviation                       637         1,362         2,345         2,711
   Survey                          --           129            --           611
   Permitting                      50           596           253         1,027
                              -------       -------       -------       -------
     Total                    $ 7,732       $ 9,180       $21,405       $19,378
                              =======       =======       =======       =======

(1) Net of inter-segment revenues of $0.1 million for the three and nine month periods ended September 30, 2001.


                                            Three months ended            Nine months ended
                                               September 30,                 September 30,
                                          ----------------------        ----------------------
                                           2002           2001           2002           2001
                                          -------        -------        -------        -------
Gross profit:
   Drilling                               $ 1,936        $ 1,622        $ 4,410        $ 2,415
   Aviation                                   163             16          1,044           (357)
   Survey                                     (21)            (3)           (91)          (136)
   Permitting                                   8             84             30            143
   Other (Corporate)                         (134)          (151)          (417)          (322)
                                          -------        -------        -------        -------
     Total                                $ 1,952        $ 1,568        $ 4,976        $ 1,743

General and administrative expenses         1,004            565          2,310          1,878
Asset impairment                               --             --             --            180
Other expense (income), net                   318              9            829         (6,759)
                                          -------        -------        -------        -------
Income before taxes                       $   630        $   994        $ 1,837        $ 6,444
                                          =======        =======        =======        =======

Capital Expenditures(2):
   Drilling                               $    96        $   263        $   374        $   477
   Aviation                                    20             --             20             --
   Survey                                      --             --             --             --
   Permitting                                  --             --             --             --
   Other                                        4              8             34             11
                                          -------        -------        -------        -------
     Total                                $   120        $   271        $   428        $   488
                                          =======        =======        =======        =======

(2) Net of assets acquired from AirJac (See Note 9) totaling $2.1 million and assets previously leased from Bank One totaling $1.0 million.


Identifiable Assets:          As of September 30,
                             ---------------------
                               2002          2001
                             -------       -------
   Drilling                  $25,573       $23,890
   Aviation                    5,827         1,748
   Survey                      1,073         1,640
   Permitting                     40            --
   Other                       9,063         7,425
                             -------       -------
     Total                   $41,576       $34,703
                             =======       =======

NOTE 6. RECENT PRONOUNCEMENTS

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after September 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002 and accordingly, no amortization of goodwill was recorded in the quarter or nine months ended September 30,2002. Goodwill amortization expense for the quarter and nine months ended September 30, 2001 were approximately $26,000 and $48,000. The adoption of SFAS No. 142 did not have a significant effect on our results of operations and financial condition.

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

NOTE 8. ASSETS HELD FOR SALE

At September 30, 2002, we had $0.7 million in assets held for sale which includes 8 steel marsh buggies as well as the remaining assets of our South American operation. We expect to dispose of the remaining assets held for sale during 2002. The carrying values, which we believe approximate fair market value of our assets held for sale at September 30, 2002, is as follows (in thousands):


Asset Type                          September 30, 2002
----------                          ------------------
Steel marsh buggies                        $108
South American facility and other           555
                                           ----
    Total assets held for sale             $663
                                           ====

NOTE 9. ACQUISITION

On January 18, 2002 we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and certain future consideration. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. The acquisition also resulted in the recognition of $1.9 million of goodwill principally from discounts granted to Veritas in connection with minimum future work. We are still in the process of valuing the assets and liabilities acquired, including customer relationship intangible assets. We expect to have this completed prior to December 31, 2002. Offsetting liabilities have been recorded for these future minimum discounts. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition date. The following summarized unaudited data reflects our consolidated pro forma results of operations as if the AirJac transaction had taken place on January 1, 2001 (in thousands):

                                     Unaudited Pro forma Results
                              Three months ended    Nine months ended
                              September 30, 2001    September 30, 2001
                              ------------------    ------------------
Revenue                             12,925                29,227
Gross Profit                         1,888                 2,524
Net income                           1,120                 6,563
Basic earnings per share            $ 0.12                $ 0.73
Diluted earnings per share          $ 0.12                $ 0.67

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized and is expected to be completed by December 31, 2002 (amounts in thousands):


 Current assets                                             $   154
 Property, plant, and equipment                               2,101
 Goodwill                                                     1,920
 Capital lease obligation assumed                              (179)
 Obligation for future discounts                             (1,920)
                                                            -------
        Net assets acquired                                 $ 2,076
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


                                                   Three months ended              Nine months ended
Results of Operations                                 September 30,                   September 30,
                                                 ------------------------        ------------------------
                                                   2002            2001            2002            2001
                                                 --------        --------        --------        --------
Operating revenue                                $  7,732        $  9,180        $ 21,405        $ 19,378
Operating expense                                   5,780           7,612          16,429          17,635
                                                 --------        --------        --------        --------
Gross profit                                        1,952           1,568           4,976           1,743
General and administrative expenses                 1,004             565           2,310           1,878
Asset impairment charges                               --              --              --             180
                                                 --------        --------        --------        --------
Operating income (loss)                               948           1,003           2,666            (315)
Interest expense                                      295             169             774           1,095
Other income (expense)                                (23)            160             (55)          7,854
                                                 --------        --------        --------        --------
Income before income taxes                            630             994           1,837           6,444
Income taxes                                           --              --              --              --
                                                 --------        --------        --------        --------
Net income                                            630             994           1,837           6,444
Accretion of preferred stock                           --            (242)           (484)           (484)
                                                 --------        --------        --------        --------
Net income (loss) applicable to common and
common equivalent shares                         $    630        $    752        $  1,353        $  5,960
                                                 ========        ========        ========        ========

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Operating revenues decreased 16%, or $1.5 million, from $9.2 million for the three months ended September 30, 2001 to $7.7 million for the three months ended September 30, 2002. Drilling revenues remained constant at $7.0 million for the three month periods ended September 30, 2002 and 2001. Aviation revenues decreased $0.7 million from the three month period ended September 30, 2001 to the same three month period of 2002 as a result of fewer aircraft and fewer hours flown. Permitting revenues decreased $0.5 million from the third quarter of 2001 to the third quarter of 2002; likewise, survey revenues decreased $0.1 million. This decrease was primarily attributable to our decision to concentrate personnel, equipment and available working capital into more profitable segments of the seismic industry.

         Operating expenses decreased 24%, or $1.8 million, from $7.6 million for the three months ended September 30, 2001 to $5.8 million for the three months ended September 30, 2002. This decrease is partially attributable to lower operating payroll and payroll related costs, which decreased $0.2 million from $2.8 million to $2.6 million for the three month periods ended September 30, 2001 and 2002, respectively. Our average number of field personnel increased by 37 from 182 employees during the third quarter of 2001 to 219 employees during the third quarter of 2002. We currently utilize third party contractors to perform all survey and permitting services as well as some drilling services. Third party contract services decreased $0.5 million during the three months ended September 30, 2002 as compared to September 30, 2001 principally as a result of the decrease in permitting and survey revenues. Rentals and leases expenses decreased $0.5 million primarily as a result of the capitalization of the aircraft previously leased by the aviation division. Explosives and down hole expenses decreased $0.3 million, and repairs and maintenance expenses and fuel and oil expenses decreased $0.1 million each from the three months ended September 30, 2001 to the same period of 2002 as management continues its efforts to control its costs.

         Gross profit margins were 25% for the three months ended September 30, 2002 as compared to 17% for the three months ended September 30, 2001. The increase in profit margins in 2002 as compared to 2001 was attributable to a combination of improved margins obtained for services rendered and implementation of stringent controls over, and a restructuring of, our field operating expenses.

         General and administrative expenses increased $0.4 million from $0.6 million for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002. Payroll and payroll related costs accounted for $0.1 million of this increase. The average number of administrative employees decreased from 31 during the third quarter of 2001 to 29 for the third quarter of 2002. During the three month period ended September 30, 2001, we also renegotiated certain vendor and lease agreements at terms more favorable than those agreements previously in existence, resulting in a savings of approximately $0.3 million with no comparable adjustments in the three month period ended September 30, 2002.

         Interest expense increased $0.1 million from the three months ending September 30, 2001 to the three months ended September 30, 2002. This is a result of higher levels of debt between the two periods, primarily the capitalization of the aviation fleet which was previously leased.

         No income tax expense was recognized on our income during the third quarters of 2001 or 2002 as we expect to utilize our net operating loss carryforwards, which have been reserved in prior periods, to offset our taxable income during the periods.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Operating revenues increased 10%, or $2.0 million, from $19.4 million for the nine months ended September 30, 2001 to $21.4 million for the nine months ended September 30, 2002. Revenues from our drilling operations increased $3.8 million principally as a result of an increase in seismic activity. The aviation, permitting and survey divisions, however, experienced an aggregate $1.8 million decrease in revenues over this same period, attributable to our decision to concentrate personnel, equipment and available working capital into more profitable segments of the seismic industry.

         Operating expenses decreased 7%, or $1.2 million, from $17.6 million for the nine months ended September 30, 2001 to $16.4 million for the nine months ended September 30, 2002. Rentals and leases expenses and repairs and maintenance expenses on previously leased aviation equipment decreased $0.7 million each during the first three quarters of 2002 as compared to the first three quarters of 2001. However, as a result of increased drilling activity for the seismic industry, explosive supplies used in the drilling operations increased $0.4 million for the nine months ended September 30, 2002 as compared to the same nine month period ended 2001.

         Gross profit margins were 23% and 9% for the nine months ended September 30, 2002 and 2001, respectively. The improvement in the profit margins is a direct result of increased business activity in our more profitable business segments, improved margins received for the services provided and more stringent controls on operating expenses.

         General and administrative expenses increased $0.4 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. We realized approximately $0.4 million in savings during the nine month period ended September 30, 2001 from renegotiating certain lease and vendor agreements with terms more favorable to us than those agreements for prior periods with no corresponding savings for the nine month period ended September 30, 2002. These increases were partially offset by a $0.1 million decrease in bad debt expense due to the recovery of amounts previously expensed.

         Restructuring and asset impairment charges decreased $0.2 million due to revaluation of certain drilling equipment in 2001 with no corresponding charges for the same period in 2002.

         Interest expense decreased $0.3 million from $1.1 million for the nine month period ended September 30, 2001 to $0.8 million for the nine month period ended September 30, 2002. The reduction was a result of lower average debt outstanding coupled with lower average interest rates during the periods.

         No income tax expense was recognized on income during the first nine months of 2001 or 2002 as we expect to utilize our net operating loss carryforwards, which have been reserved in prior periods, to offset our taxable income during those periods.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had approximately $0.3 million in cash compared to approximately $1.2 million at December 31, 2001. We had working capital of approximately $3.5 million at September 30, 2002, compared to approximately $2.3 million at December 31, 2001. The increase in working capital from December 31, 2001 to September 30, 2002 is due primarily to the increase in prepaid insurance resulting from policy renewals in September 2002.

         Cash provided by operating activities was $3.0 million for the period ended September 30, 2002. This compares to cash provided by operating activities totalling $5.9 million for the period ended September 30, 2001 which included $7.5 million from the receipt of key-man life insurance proceeds used principally to retire long term and subordinated debt.

         Our primary credit facility is with PNC Bank (the "PNC Facility"). The PNC Facility, which partially replaced the Hibernia Facility in September 2002, currently provides us with a $3.5 million equipment loan and a $7.0 million revolving line of credit to finance working capital requirements. The revolving line of credit bears interest at prime plus 1.5% and the equipment loan bears interest at prime plus 1.75% and both have a final maturity of August 23, 2005. The proceeds from the facility were used to repay debt. As of September 30, 2002, we had approximately $6.1 million outstanding under the PNC Facility, of which $2.7 million was outstanding under the revolving line of credit and $3.4 million was outstanding under the equipment term note. Availability under the revolving line of credit is the lower of: (i) $7.0 million or (ii) the sum of 85% of eligible accounts receivable, plus 50% of eligible aviation inventory of parts and supplies. The revolving line of credit is collateralized by our accounts receivable and inventory. At September 30, 2002 additional borrowing capacity under the revolving line of credit was $0.9 million. We expect the cash flow provided by our operating activities will be adequate to finance our working capital needs for the remainder of 2002.

         At September 30, 2002, we also had approximately $9.3 million in other loans outstanding, including approximately $1.8 million in outstanding debt pursuant to agreements with a financing company. This loan is an asset-based financing instrument bearing interest at LIBOR plus 5.0% and maturing in August 2004. We also had $3.6 million in outstanding debt to a financing company pursuant to the acquisition of our aviation fleet previously financed through an operating lease. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 1, 2007. Additionally, we had $1.8 million in outstanding debt to a bank which is collateralized by our primary office buildings. The loan bears interest at prime plus 1.5% and has a final maturity of August 31, 2004. Of the remaining $2.1 million on other loans outstanding, $0.6 million is due pursuant to capital lease obligations on our vehicle fleet and $1.5 million is due to certain insurance finance companies.

         On January 18, 2002 we acquired the assets of AirJac Drilling, a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and certain future consideration. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. The acquisition also resulted in the recognition of $1.9 million of goodwill resulting principally from future discounts granted to Veritas in connection with future minimum work. Offsetting liabilities have been recorded for these future discounts. We received advances from affiliates totaling approximately $1.3 million in connection with the financing of this transaction. At September 30, 2002 approximately $0.4 million of these advances remain outstanding, all of which is secured by accounts receivable from a customer. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition date.

         Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and business acquisitions. Other than the acquisition discussed in
Note 9, we have no material commitments outstanding for expenditures nor do we anticipate significant capital expenditures in the remainder of 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         99.1 Certification of Chief Executive Officer

         99.2 Certification of Chief Financial Officer

 (b) Reports on Form 8-K

         Current Report on Form 8-K filed July 3, 2002 regarding reverse stock split.

         Current Report on Form 8-K filed August 9, 2002 regarding change in certifying accountant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                           OMNI ENERGY SERVICES CORP.



Dated: November 14, 2002                           /s/ JAMES C. ECKERT
                                           -------------------------------------
                                                      James C. Eckert
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)


Dated: November 14, 2002                        /s/ BURTON T. ZAUNBRECHER
                                           -------------------------------------
                                                   Burton T. Zaunbrecher
                                                 Executive Vice President,
                                           Chief Operating Officer and Treasurer


Dated: November 14, 2002                             /s/ G. DARCY KLUG
                                           -------------------------------------
                                                       G. Darcy Klug
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                          Officer)

                           OMNI Energy Services Corp.
                             a Louisiana corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

I, James Eckert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OMNI Energy Services Corp., a Louisiana corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                            /s/ JAMES ECKERT
                                            ---------------------------
                                            James Eckert
                                            Chief Executive Officer

                           OMNI Energy Services Corp.
                             a Louisiana corporation
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification


I, Darcy Klug, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OMNI Energy Services Corp., a Louisiana corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ G. DARCY KLUG
                                        --------------------------------------
                                        G. Darcy Klug
                                        Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 99.1             Certification of Chief Executive Officer

 99.2             Certification of Chief Financial Officer