Form 10-K
period 2002-12-31
OMNI ENERGY SERVICES CORP
filed 2003-03-31
CIK 1046212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 was $9,070,909.

     The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 26, 2003 was 9,101,778.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for our 2003 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           OMNI ENERGY SERVICES CORP.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Items 1 and 2.    Business and Properties.....................................    2
Item 3.           Legal Proceedings...........................................   12
Item 4.           Submission of Matters To a Vote of Security Holders.........   12

                                      PART II
Item 5.           Market for Registrant's Common Stock and Related Stockholder
                  Matters.....................................................   12
Item 6.           Selected Financial Data.....................................   13
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   14
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   25
Item 8.           Financial Statements and Supplementary Data.................   26
Item 9.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................   52

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........   52
Item 11.          Executive Compensation......................................   52
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................   52
Item 13.          Certain Relationships and Related Transactions..............   52
Item 14.          Controls and Procedures.....................................   53

                                      PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.........................................................   53
SIGNATURES....................................................................   54
EXHIBIT INDEX.................................................................   57

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     OMNI Energy Services Corp. is an oilfield service company specializing in providing an integrated range of onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States. Our principal market is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. During the latter part of 1997, we commenced operations in the mountainous regions of the Western United States. We previously operated in Canada and South America but in 1999 we ceased these international operations pending improvements in the international marketplace.

     We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only company that currently can both provide an integrated range of seismic drilling, permitting, survey and helicopter support services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. In February 2002, we acquired all of the assets of AirJac Drilling, a division of Veritas Land DGC. This acquisition created the largest domestic provider of seismic drilling services to geophysical companies. We also maintain a fleet of helicopters, including an inventory of aviation parts, turbine engines and other miscellaneous flight equipment used in providing aviation services to our customers.

     We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. ("OMNI") was formed as a Louisiana corporation on September 11, 1997. On December 4, 1997, we completed a share exchange, pursuant to which the holders of common units in OMNI Geophysical, L.L.C. exchanged all of the outstanding common units of OMNI Geophysical, L.L.C. for 4,000,000 shares of OMNI's common stock, $0.01 par value per share (the "Common Stock"), and completed an initial public offering of 1,150,000 shares of Common Stock.

INDUSTRY OVERVIEW

     Seismic data generally consists of computer-generated three-dimensional ("3-D") images or two-dimensional ("2-D") cross sections of subsurface geologic formations and is used in the exploration for new hydrocarbon reserves and as a tool for enhancing production from existing reservoirs. Onshore seismic data is acquired by recording subsurface seismic waves produced by an energy source, usually dynamite, at various points ("source points") at a project site. Historically, 2-D surveys were the primary technique used to acquire seismic data. However, advances in computer technology have made 3-D seismic data, which provides a more comprehensive geophysical image, a practical and capable oil and gas exploration and development tool. 3-D seismic data has proven to be more accurate and effective than 2-D data at identifying potential hydrocarbon-bearing geological formations. The use of 3-D seismic data to identify locations to drill both exploration and development wells has improved the economics of finding and producing oil and gas reserves, which in turn has created increased demand for 3-D seismic surveys and seismic support services.

     Oil and gas companies generally contract with independent geophysical companies to acquire seismic data. Once an area is chosen for seismic analysis, we obtain permits and landowner consents, either by us, by the geophysical company or by special permitting agents. The geophysical company then determines the layout of the source and receiving points. For 2-D data, the typical configuration of source and receiving points is a straight line with a source point and small groups of specialized sensors ("geophones") or geophone stations placed evenly every few hundred feet along the line. For 3-D data, the configuration is generally a grid of perpendicular lines spaced a few hundred to a few thousand feet apart, with geophone stations spaced evenly every few hundred feet along one set of parallel lines, and source points spaced evenly every few hundred feet along the perpendicular lines. This configuration is designed by the geophysical company to provide the best imaging of the targeted geological structures while taking into account surface obstructions such as water wells, oil and gas wells, pipelines and areas where landowner consents cannot be obtained. A survey team then marks the source points and geophone locations, and the source points are drilled and loaded with dynamite.

     After the source points have been drilled and loaded and the network of geophones and field recording boxes deployed over a portion of the project area, the dynamite is detonated at a source point. Seismic waves generated by the blast move through the geological formations under the project area and is reflected by various subsurface strata back to the surface where they are detected by geophones. The signals from the geophones are collected and digitized by recording boxes and transmitted to a central recording system. In the case of 2-D data, the geophones and recording devices from one end of the line are then shuttled, or "rolled forward," to the other end of the line and the process is repeated. In the case of 3-D data, numerous source points, typically located between the first two lines of a set of three or four parallel lines of geophone stations, are activated in sequence. The geophone stations and recording boxes from the first of those lines are then rolled forward to form the next line of geophone stations. The process is repeated, moving a few hundred feet at a time, until the entire area to be analyzed has been covered.

     After the raw seismic data has been acquired, it is sent to a data processing facility. The processed data can then be manipulated and viewed on computer workstations by geoscientists to map the subsurface structures to identify formations where hydrocarbons are likely to have accumulated and to monitor the movement of hydrocarbons in known reservoirs. Domestically, seismic drilling and survey services are typically contracted to companies such as OMNI as geophysical companies have found it more economical to outsource these services and focus their efforts and capital on the acquisition and interpretation of seismic data.

DESCRIPTION OF OPERATIONS

     We provide an integrated range of onshore services including seismic drilling, operational support, permitting, and surveying and helicopter support to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States.

     Seismic Drilling. Our primary activity is the drilling and loading of source points for seismic analysis. Once the geophysical company has plotted the various source points and a survey crew has marked their locations, our drill crews are deployed to drill and load the source points.

     In the Transition Zone, we use water pressure rotary drills mounted on various types of vehicles to drill the source holes. The nature, accessibility and environmental sensitivity of the terrain surrounding the source point determine the type of vehicle used. Transition Zone source holes are generally drilled to depths of 40 to 180 feet depending on the nature of the terrain and the needs of the geophysical company, using ten-foot sections of drill pipe, which are carried with the drilling unit. Our Transition Zone vehicles are typically manned with a driver and one or two helpers. The driver is responsible for maneuvering the vehicle into position and operating the drilling unit, while the helper sets and guides the drill into position, attaches the drilling unit's water source, if drilling in dry areas, and loads the drill pipe sections used in the drilling process. Once the hole has been drilled to the desired depth, it is loaded with dynamite, which is carried onboard our vehicles in special containers. The explosive charge is set at the bottom of the drill hole and then tested to ensure that the connection has remained intact. Once the charge has been tested, the hole is plugged in accordance with local, state and federal regulations and marked so that the geophysical company can identify it for detonation at a later date. This process is repeated throughout the survey area until all source points have been drilled and loaded.

     In seismic rock drilling, we use compressed air rotary/hammer drills to drill holes that are typically shallower than Transition Zone holes. Rock drills are manned by a two-man or three-man crew and are transported to and from locations by hand, surface vehicle or helicopter. Once the hole has been drilled to the desired depth, it is loaded with explosives, which are delivered to the job site in an explosive magazine carried by hand, vehicle or helicopter.

     Operational Support. We are able to coordinate a variety of related services to customers performing 3-D seismic data acquisition projects that produce significant economies and value. Our substantial base of experience gained from years of work supporting 3-D seismic projects enables us to provide significant pre-job planning information to the customer during job design analysis. Typical 3-D seismic data acquisition projects in the field involve large amounts of equipment, personnel and logistics coordination. Coordination of movements between permitting, drilling, survey and recording crews is of critical importance to timely, safe and cost effective execution of the job. We have a pool of senior field supervisors, who have broad seismic industry experience and are able to coordinate the activities of drill crews, permit agents and survey teams with the recording crews to achieve improved results. These personnel also have the ability to recommend changes to the customer field representatives in the manner of executing the job in the field to improve performance and reduce costs. By having the ability to perform significant field coordination, we are able to streamline field decision making and information flow and reduce customer overhead costs that otherwise would be required to perform these supervisory tasks. We also have one of the industry's leading Health, Safety and Environmental ("HSE") programs. The involvement of our experienced personnel monitoring HSE field practices greatly reduces customer involvement in this area. By offering the only integrated combination of seismic drilling, permit acquisition, seismic survey and operational support, in addition to an equipment fleet that is one of the largest in terms of number of units and most diverse in the industry, we provide significant operational advantages to the customer.

     Permitting. In November 2000, we created a "Geophysical Permit Acquisition Division." Our staff of contract permit agents first conducts research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

     Currently we have 21 permit agents under contract conducting services throughout the Gulf Coast States. These agents have significant experience in the permit acquisition and management process.

     Survey. Once all permits and landowner consents for a seismic project have been obtained and the geophysical company has determined the placement of source and receiving points, survey crews are sent into the field to plot each source and receiving point prior to drilling. We employ both GPS (global positioning satellite) equipment, which is more efficient for surveying in open areas, and conventional survey equipment, which is generally used to survey wooded areas. We have successfully integrated both types of equipment in order to complete projects throughout the varied terrain of the Transition Zone and elsewhere. In addition, the survey crews have access to our extensive fleet of specialized transportation equipment, as opposed to most other survey companies, which must rent this equipment.

     Helicopter Support. Through our Aviation Division, created with the acquisition of substantially all of the assets of American Aviation Incorporated ("American Aviation") in July 1997, we provide helicopter support services to geophysical companies throughout the continental United States. Also, we have ongoing offshore contracts with service companies operating in the Gulf of Mexico, and we provide helicopter support to certain federal and state governmental agencies when needed. We use long-line helicopters to shuttle geophones and recorders used to collect seismic data between receiving points. Once seismic data has been acquired from a portion of the project site, the geophones and recorders must be moved into position to collect data from the next area to be analyzed. By using helicopters, we are able to reduce delays in completing stages of a seismic project by transporting the geophones and recording boxes to the next receiving points in the survey area in an efficient manner and with minimal environmental impact. Our helicopters are also used to transport heli-portable drilling units into remote or otherwise inaccessible terrain in an efficient and environmentally sensitive manner.

     Currently we own and operate 9 helicopters. In order to improve the utilization of our fleet, we have decided to reduce the number of aircraft used solely in our seismic support services. We are currently considering plans to sell 2 aircraft used solely to support our seismic operations. Our pilots have an average of approximately 13,000 flight hours. We perform all routine maintenance and repairs on our aircraft at our facilities in Carencro, Louisiana.

     International Operations. We commenced line cutting and survey services in South America in July 1998, in conjunction with the formation of our joint venture, OMNI International Energy Services -- South America, Ltd. During 1999, we removed a portion of our equipment from South America and reduced operating levels to a minimum pending improvements in market conditions. We are currently trying to sell our remaining assets in South America.

     Fabrication and Maintenance. At our Carencro facilities, we perform all routine repairs and maintenance for our Transition Zone and highland drilling equipment. We design and fabricate aluminum marsh all terrain vehicles (ATV's), a number of our support boats and pontoon boats, and the drilling units we use on all of our Transition Zone equipment. We purchase airboats directly from the manufacturer and then modify the airboats to install the drilling equipment. We have also designed and built a limited number of highland drilling units by installing our drilling equipment on tractors bought directly from the manufacturer. We also fabricate rock-drilling equipment and have the capability of fabricating other key equipment, such as swamp ATV's. Because of our ability to fabricate and maintain much of our equipment, we do not believe that we are dependent on any one supplier for our drilling equipment or parts.

FACILITIES AND EQUIPMENT

     Facilities. In early 1998, we completed the construction of two new buildings, which house our corporate headquarters, fabrication facility and primary maintenance facility. The buildings are located on approximately 34 acres of land in Carencro, Louisiana. The buildings provide approximately 20,000 square feet of office space and 32,000 square feet of covered maintenance and fabrication space. From 1999 to 2001, we leased from an affiliate two additional buildings adjacent to our main headquarters. The buildings provided approximately 2,500 square feet of office space and 19,000 square feet of covered maintenance, fabrication and warehouse space. We used these buildings for the storage and maintenance of a portion of our survey and aviation assets. The lease on these facilities expired in 2001, at which point we moved the remaining assets and personnel into our primary maintenance facility.

     During part of 2002, we leased an operations base in Loveland, Colorado to support our rock-drilling operations. The lease expired in 2002 at which point we decided to consolidate our equipment into our primary maintenance facility in Carencro, Louisiana. We own an office and warehouse facility in Santa Cruz, Bolivia, which is currently being sold.

     Transition Zone Transportation and Drilling Equipment. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                                              NUMBER OF UNITS AS OF
TYPES OF EQUIPMENT                                              DECEMBER 31, 2002
------------------                                            ---------------------
Highland Drilling Units(1)..................................           79
Water Buggies...............................................           55
Aluminum Marsh ATV's........................................           23
Steel Marsh ATV's(2)........................................            8
Airboat Drilling Units......................................           40
Swamp ATV's.................................................           30
Pullboats...................................................           21
Pontoon Boats...............................................           18
Skid-Mounted Drilling Units.................................           20

---------------

(1) Twenty-four of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.

(2) These drilling units are currently held for sale (see Note 5 to the Consolidated Financial Statements).

     Because of our extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which we fabricated, we believe that we are the only company that currently can provide an integrated range of seismic drilling and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

     Highland Drilling Units and Water Buggies. We currently own and operate 72 highland drilling units for seismic drilling in dry land areas, 17 of which are currently dedicated to our seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. This highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a "water buggy" that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

     Marsh ATV's. The environmentally sensitive wetlands along the U.S. Gulf Coast containing water grasses on dry land and in shallow water and areas mixed with open water are referred to as marsh areas. When there is a minimum amount of water in these areas, marsh ATV's, which are amphibious vehicles supported by pontoons that are surrounded by tracks, are used to provide seismic drilling services. The pontoons enable the marsh ATV to float while the tracks propel the vehicle through the water and over dry marsh areas. Each marsh ATV is equipped with a drilling unit and a small backhoe for digging and a small hole to collect water necessary for drilling.

     Some marsh areas have sufficient surrounding water to support drilling without an external water source, but often water must be pumped into the area from a remote water source or a portable supply must be carried by the marsh ATV.

     We own and operate 23 marsh ATV's, of which 8 are made of stainless steel and 15 are made of aluminum. All of the stainless steel marsh ATV's are currently held for sale. The aluminum ATV's are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Landowner consents will often require the use of aluminum ATV's in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana, state and federal refuges. We fabricated our own aluminum marsh ATV's at our facilities in Carencro, Louisiana.

     Airboat Drilling Units. We own and operate 40 airboat drilling units. An airboat-drilling unit consists of a drilling unit fabricated and installed on a large, three-engine airboat. Because of their better mobility, airboat-drilling units are used in shallow waters and all marsh areas where sufficient water is present.

     Swamp ATV's and Pullboats. Wooded lowlands typically covered with water are referred to as the "swamp areas" of the Transition Zone. Our swamp ATV's are used to provide drilling services in these areas. Swamp ATV's are smaller, narrower versions of the marsh ATV's. The smaller unit is needed in swamp areas due to the dense vegetation typical in the terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. We own and operate 30 swamp ATV's and 18 pullboats. Swamp ATV's are also used in connection with survey operations in swamp areas.

     Pontoon Boats. We own and operate 18 pontoon boats that are used in shallow or protected inland bays and lakes and shallow coastal waters. Each pontoon boat uses a skid-mounted drilling unit installed on board.

     Jack-Up Rigs. When a seismic survey requires source points to be drilled in deeper inland bays or lakes or in deeper coastal waters, we use jack-up rigs equipped with one of our skid-mounted drilling units. Seismic activity in water deeper than approximately 20 feet is generally conducted by using offshore seismic techniques that do not include the drilling and loading of source points.

     Skid-Mounted Drilling Units. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pullboats, pontoon boats, jack-up rigs and other equipment we operate based on customer needs. We manufacture our skid-mounted drilling units at our facilities in Carencro, Louisiana and we own 18 of these units, one of which is located outside of the Transition Zone.

     Miscellaneous. We own and operate 88 single engine airboats and 21 outboard powered boats, which we use to ferry personnel and supplies to locations throughout the Transition Zone. We also maintain a fleet of 5 tractor-trailer trucks and numerous other trucks, trailers and vehicles to move our equipment and personnel to projects throughout the Transition Zone.

     Heli-portable and Seismic Rock Drilling Equipment. We had 37 heli-portable and man-portable drilling units and 36 highland drilling units dedicated to seismic rock drilling. We also have the ability to manufacture our own heli-portable and man-portable seismic rock-drilling units, and often export and provide servicing of heli-portable and man-portable drilling units. Seven heli-portable drilling units were sold subsequent to December 31, 2002.

     Aviation Equipment. The following table sets forth the type and number of helicopters that are operated by our Aviation division:

HELICOPTERS                                                   NUMBER OF AIRCRAFT
-----------                                                   ------------------
Bell Long Ranger 206L-III...................................          2
Bell Jet Ranger 206B-III....................................          3
Bell 407....................................................          2(1)
Hughes MD 500 E.............................................          2

---------------

(1) Includes one Bell 407 acquired after December 31, 2002.

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

SAFETY AND QUALITY ASSURANCE

     We maintain a stringent safety assurance program to reduce the possibility of costly accidents. Our HSE department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees, which include first aid and CPR training. Our HSE manager reports directly to our Chief Executive Officer and supervises two HSE field advisors and one instructor who provides Occupational Safety and Health Act ("OSHA") mandated training. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

     Our pilots are trained to the Federal Aviation Administration ("FAA") Federal Aviation Regulation ("FAR") 135 (non-scheduled commercial passenger) or 133 (external load) standards and must satisfy annual FAA check-rides. Licensed maintenance personnel are deployed to each project site at which aircraft are used.

CUSTOMERS; MARKETING; CONTRACTING

     Customers. Our customers are primarily geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A few customers have historically generated a large portion of our revenue. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 34% (Western Geophysical), 71% (Grant Geophysical, Quantum Geophysical and Western Geophysical) and 84% (Veritas DGC and Western Geophysical) of revenue for fiscal 2000, 2001 and 2002, respectively.

     Marketing. Our services traditionally have been marketed by our principal executive officers. We believe that this marketing approach helps us preserve long-term relationships established by our executive officers. As our geographical and service capabilities expand, we intend to continue implementing our marketing efforts in the Transition Zone and in the Rocky Mountain region from our principal offices in Carencro, Louisiana.

     Contracting -- Seismic Drilling. We generally contract with our customers for seismic drilling services on a unit-price basis, either on a "per hole" or "per foot" basis. These contracts are often awarded after a competitive bidding process. We price our contracts based on detailed project specifications provided by the customer, including the number, location and depth of source holes and the project's completion schedule. As a result, we are generally able to make a relatively accurate determination prior to pricing a contract of the type and amount of equipment required to complete the contract on schedule.

     Because of unit-price contracting, we sometimes bear a portion of the risk of production delays that are beyond our control, such as those caused by adverse weather. We often bill the customer standby charges if our operations are delayed due to delays in permitting or surveying or for other reasons within the geophysical company's control.

     Contracting -- Permitting Services. We contract with our customers for permitting services on a day rate or per project basis. Under the per project basis, revenue is recognized when certain percentages of the permitting process are completed. Contracts are often awarded to us only after competitive bidding. In the case of the per project basis, we determine the price after we have taken into account such factors as the number of permit agents, the number of permits and the detailed project specification provided by the customer.

     Contracting -- Survey Services. We contract with our customers for seismic survey services on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Contracts are often awarded to us only after competitive bidding. In each case, the price is determined after we have taken into account such factors as the number of surveyors and other personnel, the type of terrain and transportation equipment, and the precision required for the project based on detailed project specifications provided by the customer.

COMPETITION

     Seismic Drilling Services. The principal competitive factors for seismic drilling services are price and the ability to meet customer schedules, although other factors including safety, capability, reputation and environmental sensitivity are also considered by customers when deciding upon a provider of seismic drilling services. We have numerous competitors in the Transition Zone and, in particular, in the highland areas in which we operate. We believe that no other company operating in the Transition Zone owns a fleet of Transition Zone seismic drilling equipment as varied or as large as ours. Our extensive and diverse equipment base allows us to provide drilling services to our customers throughout the Transition Zone with the most efficient and environmentally appropriate equipment. We believe there are numerous competitors offering rock and heli-portable drilling in the Rocky Mountain region and internationally.

     Permitting Services. Our competitors include a number of larger, well-established companies with a number of permit agents comparable to us.

     Survey Services. Our competitors include a number of larger, well-established companies with a number of crews comparable to us.

     Helicopter Support Services. We have numerous competitors that provide helicopter support services to geophysical companies operating in the Transition Zone and service companies operating offshore in the Gulf of Mexico. We believe that we are the only company offering both seismic drilling and long-line support services in the Transition Zone. We believe that there are numerous companies offering helicopter services in rock drilling and other mountain areas, as well as internationally. Some of these companies have greater experience in these areas and several operate more aircraft than we do in these areas.

SEASONALITY AND WEATHER RISKS

     Our operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies at the end of the fourth quarter and in the first quarter is generally lower than at other times of the year. As a result, our revenue and gross profit during the fourth quarter and the first quarter of each year are typically low as compared to the other quarters. Operations may also be affected by the rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for our equipment and decrease the number of vehicles available for operations.

BACKLOG

     Our backlog represents those seismic drilling and survey projects for which a customer has hired us and has scheduled a start date for the project. Projects currently included in our backlog are subject to termination or delay without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported.

     As of December 31, 2002, our backlog was approximately $33.3 million compared to $29.3 million at December 31, 2001. Backlog at December 31, 2002 includes seismic drilling and survey projects in the Transition Zone in addition to seismic rock drilling projects. Our aviation and permitting divisions historically have not measured backlog due to the nature of our business and our contracts which are generally cancelable by either party with thirty days written notice.

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

     We carry persons and property in our aircraft pursuant to authority granted by the FAA. Under the Federal Aviation Act it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the FAA has issued the operator of such aircraft an operating certificate. We have all FAA certificates required to conduct our helicopter and aviation operations, and all of our aircraft are registered with the FAA.

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

     Worker Safety. Laws and regulations relating to workplace safety and worker health, primarily OSHA and regulations promulgated thereunder, govern our operations. In addition, various other governmental and quasi-governmental agencies require us to obtain certain permits, licenses and certificates with respect to our operations. The kind of permits, licenses and certificates required in our operations depend upon a number of factors. We believe that we have all permits, licenses and certificates necessary to the conduct of our existing business.

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

EMPLOYEES

     As of December 31, 2002, we had approximately 185 employees, including approximately 161 operating personnel and 24 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age and offices held by each of the executive officers as of March 28, 2003 are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
James C. Eckert...........................  53    President and Chief Executive Officer
Burton T. Zaunbrecher.....................  42    Executive Vice-President, Chief Operating
                                                  Officer
G. Darcy Klug.............................  51    Chief Financial Officer

     James C. Eckert was appointed our President and Chief Executive Officer in March 2001. He served as Vice-President for Business Development of Veritas DGC Land Inc. from 1998 to 2000. Prior to 1998, Mr. Eckert supervised the highland and transition seismic acquisitions of Veritas DGC Land Inc. Prior to 1992, he served as President of GFS Company, a company that he co-founded in 1985, until its acquisition in 1992 by Digicon, Inc., a predecessor by merger to Veritas, Inc. Mr. Eckert graduated from University of Southern Mississippi in 1971.

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

ITEM 3. LEGAL PROCEEDINGS

     Several of our former Board members and one current Board member, as well as our directors and officers insurance companies, have been named as defendants in a lawsuit filed by certain shareholders in connection with our private sale of securities in October 2000 (See Note 1). The lawsuit alleges, among other things, federal and state securities violations and misrepresentations. We are not named as defendants in this lawsuit; however, we may have indemnification obligations to the named individuals for actions in their capacity as members of our Board of Directors. We maintain directors and officers insurance for these types of matters, and we do not currently believe that these obligations will have a material adverse effect on our financial position.

     One of our current directors has been named as a defendant in a lawsuit filed by an officer and director of the Company in connection with our private sale of securities in October 2000 (See Note 1). The lawsuit alleges, among other things, negligent misrepresentation, omission of material facts, and state securities violations. We are not named as a defendant in this lawsuit; however, we may have indemnification obligations to the named individual for actions in his capacity as a member of our Board of Directors. We maintain directors and officers insurance for these types of matters, and we do not currently believe that this obligation will have a material adverse effect on our financial position.

     In connection with our private sale of securities in October 2000 (See Note
1), we have also received two shareholder derivative demands requesting that we take legal action against all of our former Board members and officers for breaches of their duties and obligations to us and our shareholders. We have appointed a committee of our Board consisting of independent members to investigate and evaluate the allegations in these demands and make recommendations to the Board of Directors as they deem advisable.

     We are involved in various legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed for quotation on the Nasdaq National Market under the symbol "OMNI". At March 26, 2003 we had 2,029 shareholders of record of Common Stock. The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated, giving retroactive effect to the one for three reverse stock split effective July, 3 2002.

                                                              HIGH     LOW
                                                              -----   -----
2001
First quarter...............................................  $5.34   $1.14
Second quarter..............................................  $4.77   $3.18
Third quarter...............................................  $3.81   $1.50
Fourth quarter..............................................  $2.85   $1.50
2002
First quarter...............................................  $3.63   $1.80
Second quarter..............................................  $2.64   $1.00
Third quarter...............................................  $2.38   $1.29
Fourth quarter..............................................  $1.37   $0.74

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

  EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002:

                                                                                (c)
                                                                         NO. OF SECURITIES
                                      (a)                                    REMAINING
                                   NUMBER OF                               AVAILABLE FOR
                                SECURITIES TO BE                          FUTURE ISSUANCE
                                ISSUED UPON THE            (b)              UNDER EQUITY
                                  EXERCISE OF        WEIGHTED AVERAGE       COMPENSATION
                                  OUTSTANDING       EXERCISE PRICE OF     PLANS (EXCLUDING             (d)
                                    OPTIONS,           OUTSTANDING           SECURITIES        TOTAL OF SECURITIES
                                  WARRANTS AND      OPTIONS, WARRANTS       REFLECTED IN           REFLECTED IN
PLAN CATEGORY                        RIGHTS             AND RIGHTS       COLUMNS (a) & (b)      COLUMNS (a) & (c)
-------------                  ------------------   ------------------   ------------------   ----------------------
Equity Compensation Plans
  Approved by Stockholders...       801,486               $2.94               198,514               1,000,000
Equity Compensation Plans Not
  Approved by Stockholder....        53,006               $4.32                46,994                 100,000
                                    -------               -----               -------               ---------
     Total...................       854,492               $3.03               245,508               1,100,000
                                    =======               =====               =======               =========

  PLAN NOT APPROVED BY STOCKHOLDERS

     In January 1999, we approved the Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of our Common Stock to non-officer employees of our company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the effective date of the grant. A total of 100,000 shares of Common Stock are authorized, of which 46,994 remain available for issuance at December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data as of and for the five years ended December 31, 2002 are derived from our audited consolidated financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The per share data gives retroactive effect to the one for three reverse stock split effective July 3, 2002.

     The financial statements for the years ended December 31, 1998, through 2001, were audited by Arthur Andersen LLP ("Andersen"), who has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen.

                                                                    YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                        1998       1999       2000      2001      2002
                                                       -------   --------   --------   -------   -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Operating revenue..................................  $73,207   $ 32,687   $ 16,563   $23,686   $27,796
  Operating expense..................................   57,724     35,443     20,212    20,893    22,142
                                                       -------   --------   --------   -------   -------
  Gross profit.......................................   15,483     (2,756)    (3,649)    2,793     5,654
  General and administrative expense.................   13,226     12,344      5,999     3,126     3,771
  Asset impairment and other charges.................    3,379     10,336     11,284       632        --
                                                       -------   --------   --------   -------   -------
  Operating income (loss)............................   (1,122)   (25,436)   (20,932)     (965)    1,883
  Interest expense...................................    1,683      2,989      3,012     1,300     1,079
  Other expense (income), net........................     (281)       150      1,846    (7,929)       (4)
                                                       -------   --------   --------   -------   -------
  Income (loss) before income taxes..................   (2,524)   (28,575)   (25,790)    5,664       808
  Income tax expense (benefit).......................     (706)    (1,275)        --        --      (400)
                                                       -------   --------   --------   -------   -------
  Income (loss) before minority interest.............   (1,818)   (27,300)   (25,790)    5,664     1,208
  Minority interest and income (loss) of
    subsidiaries.....................................      (18)      (362)       (17)       --        --
                                                       -------   --------   --------   -------   -------
  Net income (loss)..................................  $(1,800)  $(26,938)  $(25,773)  $ 5,664     1,208
Accretion of preferred stock.........................       --         --         --      (726)     (484)
                                                       -------   --------   --------   -------   -------
Net earnings (loss) applicable to common and common
  equivalent shares..................................  $(1,800)  $(26,938)  $(25,773)  $ 4,938   $   724
                                                       =======   ========   ========   =======   =======
Earnings (loss) per common share:
  Basic..............................................  $ (0.33)  $  (5.07)  $  (4.43)  $  0.55   $  0.08
  Diluted............................................  $ (0.33)  $  (5.07)  $  (4.43)  $  0.50   $  0.08
Number of Weighted Average Shares
  Basic..............................................    5,283      5,323      5,819     9,015     8,739
  Diluted............................................    5,283      5,323      5,819     9,844     8,745

                                                                       AS OF DECEMBER 31,
                                                         -----------------------------------------------
                                                          1998      1999      2000      2001      2002
                                                         -------   -------   -------   -------   -------
Balance Sheet Data:
  Total assets.........................................  $85,346   $51,021   $34,624   $38,448   $41,325
  Long-term debt, less current maturities..............   14,371     1,186     8,500     9,289     8,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed under the heading "Cautionary Statements." "Forward looking statements" provided by us pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

     This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

RECENT DEVELOPMENTS

     In January 2002, we acquired the assets of AirJac Drilling, a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate purchase price was $2.0 million cash plus certain other consideration (See Note 12 to the Consolidated Financial Statements). In this acquisition we acquired the following types of equipment:

                                                                NUMBER OF
TYPES OF EQUIPMENT                                            UNITS ACQUIRED
------------------                                            --------------
Highland Drilling Units.....................................        20
Water Buggies...............................................        22
Aluminum Marsh ATVs.........................................         4
Airboat Drilling Units......................................         5
Swamp ATVs..................................................         5
Pullboats...................................................         5
Pontoon Boats...............................................         2
Skid-Mounted Drilling Units.................................         3

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

     During 1999, with the reduction in the price of oil and gas, we began to experience a decrease in demand for our services. In 2001, the market experienced a rebound. For the years ended December 31, 2000, 2001 and 2002, our operating revenues were $16.6 million, $23.7 million, and $27.8 million, respectively.

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

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2002
                                                              ------------   ------------
Operating revenue...........................................    $23,686        $27,796
Operating expense...........................................     20,893         22,142
                                                                -------        -------
Gross profit................................................      2,793          5,654
General and administrative expenses.........................      3,126          3,771
Asset impairment and other charges..........................        632             --
                                                                -------        -------
Operating income (loss).....................................       (965)         1,883
Interest expense............................................      1,300          1,079
Other (income) expense......................................     (7,929)            (4)
                                                                -------        -------
Income before taxes.........................................      5,664            808
Income tax benefit (expense)................................         --           (400)
                                                                -------        -------
Income before minority interest.............................      5,664          1,208
Minority interest in loss of subsidiaries...................         --             --
                                                                -------        -------
Net income..................................................      5,664          1,208
Accretion of preferred stock................................       (726)          (484)
                                                                -------        -------
Net income applicable to common and common equivalent
  shares....................................................    $ 4,938        $   724
                                                                =======        =======

     Operating revenues increased 17%, or $4.1 million, from $23.7 million to $27.8 million for the years ended December 31, 2001 and 2002, respectively. This increase was due primarily to the aforementioned acquisition of the assets of AirJac Drilling and improved market conditions in the geophysical industry in 2002. As a result, drilling revenues increased from $18.0 million for the year ended December 31, 2001 to $24.5 million for the year ended December 31, 2002. The increase in drilling revenues was partially offset by a decline in revenues in our other divisions. Our newly formed permitting division reported revenues of $0.2 million for the year ended December 31, 2002 as compared to $1.5 million for the same period of 2001. Survey revenues decreased from $0.6 million for the year ended December 31, 2001 to zero for the year ended December 31, 2002. This decline is attributable to our decision to concentrate our personnel, equipment and available working capital on the more profitable segments of the seismic industry. Aviation revenues decreased from $3.7 million for the year ended December 31, 2001 to $3.1 million for the year ended December 31, 2002 as we continued to reduce our seismic aviation fleet in order to concentrate on the more profitable offshore market. Operating revenues are expected to increase in 2003 as demand for our services continues to improve.

     Operating expenses increased 6%, or $1.2 million, from $20.9 million in 2001 to $22.1 million in 2002. Operating payroll expense increased $0.8 million from $8.4 million to $9.2 million for the years ended December 31, 2001 and 2002, respectively. The increase in seismic activity resulted in a corresponding increase in the amount of personnel employed. The average number of field employees was 185 in 2002 and 172 in 2001. Also, as a result of the increased activity levels in 2002 as compared to 2001, explosives expenses and repairs and maintenance expenses increased $0.5 million and $0.9 million, respectively. These increases were partially offset by a $1.2 million decrease in rental expense and related insurance expense on leased aviation equipment from 2001 to 2002. The decrease in rental expense resulted from the refinancing of our aviation fleet in December 2001. Our aviation fleet was previously operated under an operating lease. Insurance expense declined as we reduced the size of our aviation fleet dedicated solely to support our seismic drilling operations. While operating expenses are expected to continue to increase in 2003 as operating revenues increase, we expect these expenses to remain in line with revenues.

     Gross profit increased 104%, or $2.9 million, from $2.8 million to $5.7 million, for the years ended December 31, 2001 and 2002, respectively. Further, our gross profit margin improved from 11.8% in 2001 to 20.9% in 2002. The increase in gross profit margin is a result of increased business activity in our more profitable business segments, improved utilization of our equipment and personnel for the services provided and more stringent controls over operating expenses.

     General and administrative expenses increased $0.7 million, or 23%, from $3.1 million for 2001 compared to $3.8 million for 2002. Payroll expenses accounted for $0.4 million of this increase as administrative payroll costs increased from $1.2 million for the year ended December 31, 2001 to $1.6 million for the year ended December 31, 2002. This increase is principally attributable to an increase in the average number of administrative employees between the periods. During 2001 we realized savings in certain general and administrative costs by renegotiating lease and vendor agreements with more favorable terms than those in preceding years. General and administrative expenses are expected to increase slightly in 2003 due to increased business activity.

     During 2001, we recorded asset impairment charges of $0.6 million (See Note
5) compared to $0.0 million in 2002.

     Interest expense was $1.1 million for the year ended December 31, 2002 compared to $1.3 million for the year ended December 31, 2001. The increase was principally attributable to increased debt levels resulting from our decision to acquire our aviation fleet in December 2001 that was previously operated through an operating lease.

     Other income decreased $7.9 million between the year ended December 31, 2001 and the year ended December 31, 2002. The decrease was primarily attributable to the receipt of $7.5 million in proceeds from a key-man life insurance policy in 2001 procured on the life of our founder and former CEO. He was killed in a private aircraft accident in February 2001.

     For the year ended December 31, 2001, losses incurred by us generated an additional net operating loss carryforward for which a reserve has been provided (see Note 10), resulting in income tax expense of $0. In 2002 the Company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003.

     Accretion of preferred stock decreased $0.2 million from $0.7 million for the year ended December 31, 2001 to $0.5 million for the year ended December 31, 2002. The decrease is due to the accretion of dividends at 8% during the free dividend period from April 2001 through June 30, 2002.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
Operating revenue...........................................    $ 16,563       $23,686
Operating expense...........................................      20,212        20,893
                                                                --------       -------
Gross profit (loss).........................................      (3,649)        2,793
General and administrative expenses.........................       5,999         3,126
Asset impairment and other charges..........................      11,284           632
                                                                --------       -------
Operating loss..............................................     (20,932)         (965)
Interest expense............................................       3,012         1,300
Other (income) expense......................................       1,846        (7,929)
                                                                --------       -------
Income (loss) before taxes..................................     (25,790)        5,664
Income tax benefit (expense)................................          --            --
                                                                --------       -------
Income (loss) before minority interest......................     (25,790)        5,664
Minority interest in loss of subsidiaries...................         (17)           --
                                                                --------       -------
Net income (loss)...........................................     (25,773)        5,664
                                                                --------       -------
Accretion of preferred stock................................          --          (726)
                                                                --------       -------
Net income (loss) applicable to common and common equivalent
  shares....................................................    $(25,733)      $ 4,938
                                                                ========       =======

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

     Gross profit increased $6.4 million, or 178%, from a gross loss of $3.6 million to a gross profit of $2.8 million for the years ended December 31, 2000 and 2001, respectively. This increase is a result of increased business activity in our more profitable business segments, increased prices received for the services provided and more stringent controls over operating expenses.

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

     During 2001, we realized asset impairment charges of $0.6 million (See Note
5) compared to $11.3 million in 2000.

     Interest expense was $1.3 million for the year ended December 31, 2001 compared to $3.0 million for the year ended December 31, 2000.

     Other income increased $9.8 million from a loss of $1.8 million for the year ended December 31, 2000 to $7.9 million for the year ended December 31, 2001. The increase is primarily from the receipt of $7.5 million in proceeds from a key-man life insurance policy procured on the life our CEO, who was killed in a private aircraft accident in February 2001. The increase was also due to $1.8 million of net losses on the sale of assets in 2000 offset by $0.1 million in interest income in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     To meet the capital requirements of the increasing market demand for our services, during the second half of fiscal 2000 and the first half of fiscal 2001, we significantly improved our capital structure and available liquidity. In late 2000, we successfully raised $5.1 million in new private equity. In early 2001 we received $7.5 million in key man life insurance proceeds. With the new equity and the life insurance proceeds, we initiated a program to restructure our senior and subordinated credit facilities.

     During 1999, 2000 and 2001, we privately placed a total of $7.5 million, $3.4 million and $1.5 million, respectively, in subordinated debentures with an affiliate. The debentures accrued interest at 12% per annum or a rate commencing at 12% per annum and escalating over the life of the note to a maximum of 20% per annum. The debentures matured five years from the date of their issuance with interest payable quarterly. Detachable from these debentures, were warrants to purchase 1,912,833 shares of our common stock. The warrants vested over four years and with exercise prices from ranging from $2.25 to $15.00. We recorded each warrant at its relative fair value at date of issuance.

     In July 2000, we factored with an affiliate and with recourse to us, approximately $1.0 million of trade receivables of a major customer. The receivable had become ineligible under the terms of our revolving credit facility. In exchange for transferring ownership rights and title in the trade receivable of this customer, the affiliate forgave approximately $1.0 million of the subordinated debt. The amount was factored at a discount charge of 1.5% of the amount advanced against the trade receivables transferred. As of December 2002, we have received $0.8 of the $1.0 million factored amount due. The remaining $0.2 million is classified as amounts due to affiliate. In addition, we borrowed $0.5 million from this affiliate during 2002. As of December 31, 2002, $0.1 million remained outstanding. We are currently finalizing repayment terms with the affiliate of all of the remaining outstanding balances. The loan is secured by the amounts due from certain customers.

     As more fully described below, during the fourth quarter of 2000 and the first quarter of 2001, we dramatically improved our financial position with the successful raise of $5.1 million of new equity and the receipt of $7.5 million in proceeds from a key-man life insurance policy. With the proceeds we repaid approximately $2.0 million of senior secured indebtedness. Further, we reached an agreement to eliminate all of the remaining subordinated debt to an affiliate by the payment of approximately $1.0 million to satisfy $2.0 million of the indebtedness and the issuance of shares of Series B Preferred Stock for the remaining outstanding balance. We extended the maturity dates for all of our senior secured indebtedness; and negotiated a 1.5% fixed interest rate reduction on approximately $6.9 million of our senior secured debt.

     On October 31, 2000, we completed the private placement of approximately
2.3 million shares of our common stock for approximately $4.3 million. In addition, the purchasers of the common stock received options to purchase approximately 0.9 million shares of our common stock at an exercise price of $2.25 per share. Further, in the event of the death of our founder and then CEO, the terms of the private placement permitted the private equity shareholders to "put" their stock back to us for the amount of their investment. To secure the private equity shareholders' right to "put" the acquire common stock, we purchased a $7.5 million key-man life insurance policy on the life of our founder and then CEO. In addition, we issued to an affiliate 800 shares of Series A Preferred Stock for $0.8 million in cash and converted approximately $4.6 million of subordinated debt into 4,550 shares of Series A Preferred Stock. This conversion reduced the amount of subordinated debentures outstanding at December 31, 2000 to $5.5 million. With the completion of these capital transactions, we reached agreements to extend the maturity dates of approximately $13.0 million senior secured debt.

     The proceeds of the October 2000 private placement of stock were used to repay $1.3 million of secured indebtedness, complete the acquisition of Gulf Coast Resources, Inc. and provide working capital.

     On February 10, 2001, our founder and then CEO, was killed in a private aircraft accident. As a result, we received $7.5 million in insurance proceeds from the key man insurance policy purchased in connection with the aforementioned private placement. The private placement shareholders waived their right to "put" their stock back to us. In connection with the receipt of these waivers, we also obtained commitments from our senior secured lenders to modify the then existing credit agreements. Under the terms of these revised commitments, the maturity dates were extended and interest rates were reduced from prime plus 3% to prime plus 1.5%. With the proceeds we paid $2.0 million of our senior secured term indebtedness and we reached an agreement with an affiliate, the holder of our outstanding subordinated debt to convert our remaining outstanding subordinated debt into $4.6 million of Series B Preferred Stock. Under the terms of this agreement, we paid the holder of our outstanding subordinated debt, $1.0 million in satisfaction of $2.0 million of indebtedness and issued 4,600 shares of Series B Preferred Stock in full satisfaction of the remaining unpaid subordinated debentures.

     In September 2002, we entered into a $10.5 million senior credit facility with a bank including a $7.0 million working capital revolving line of credit (the "Line") and a $3.5 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

     At December 31, 2002, we had approximately $0.7 million in cash on hand as compared to approximately $1.2 million at December 31, 2001. At December 31, 2002, we had working capital of approximately $2.9 million as compared to approximately $2.3 million at December 31, 2001. The increase in working capital is due to increased profitability, improved cash flow generated by our operations and the impact of our debt restructuring efforts.

     Cash provided by operating activities was $5.0 million and $6.4 million in the years ended December 31, 2002 and 2001, respectively. Income provided from our operations was the single largest contributing factor in both years.

     Availability under the Line is the lower of: (i) $7.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lessor of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.75% at December 31, 2002) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of December 31, 2002 we had $3.0 million outstanding under the Line and additional borrowing availability of $0.8 million. The weighted-average interest rate on borrowings under our revolving lines of credit was 9.2% and 6.2% for the years ended December 31, 2001 and 2002, respectively.

     At December 31, 2002, we also had outstanding approximately $10.6 million in other senior secured debt including approximately $1.5 million with an equipment finance company. This loan amortizes over seven years bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at December 31, 2002 we had approximately $3.3 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 2007. Our real estate is financed with a bank with payments amortized ten years, bearing interest at prime plus 1.5% and matures in August 2004. At December 31, 2002, the balance outstanding under our real estate loan was $1.8 million.

     Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2002, we acquired the assets of AirJac Drilling (See Notes 12 and 14) and approximately $0.4 million of new vehicles accounted for as a capital lease. In 2003 we expect to continue renewing our rolling stock, expanding our aviation fleet and continuing to pursue various strategic acquisitions. At this time, we have no material commitments outstanding for expenditures nor do we anticipate acquiring a significant amount of capital assets in 2003.

CONTRACTUAL COMMITMENTS

     We have the following contractual obligations as of December 31, 2002:

                                                          PAYMENTS DUE BY PERIOD
                                                  --------------------------------------
                                                            LESS THAN    1-3      AFTER
                                                   TOTAL     1 YEAR     YEARS    4 YEARS
                                                  -------   ---------   ------   -------
Long-term debt..................................  $ 9,878    $1,852     $6,610   $1,416
Capital lease obligations.......................      697       383        314       --
                                                  -------    ------     ------   ------
  Total Contractual Cash........................  $10,575    $2,235     $6,924   $1,416

     In addition to the obligations described above, we also have a revolving line of credit, which is secured by our accounts receivable and inventory. The line of credit matures on August 31, 2004. The balance outstanding on the line of credit was $3.0 million at December 31, 2002.

     We periodically finance insurance policies on a short-term basis. As of December 31, 2002, $1.6 million was outstanding for various polices financed with maturity dates ranging from June 2003 to September 2003.

     We believe that cash flow generated from operations in 2003 will be sufficient to fund our working capital needs, satisfy our debt service requirements and fulfill our capital expenditure requirements for at least the next twelve months.

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

RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2001, we leased a facility from an affiliate. Lease payments totaled approximately $0.1 million which approximated market value. The lease was terminated in July 2001 (See Notes 4, 8 and 9 for transactions with our affiliates).

     In July 2000, we entered into a series of transactions with the same affiliate that enabled us to factor, with recourse, approximately $1.0 million of the trade receivable of a major customer. This receivable had become ineligible under the terms of our revolving line of credit. As of December 31, 2002 we were liable to the affiliate for approximately $0.2 million. In addition, we borrowed $0.5 million from this affiliate during 2002. As of December 31, 2002, $0.1 million remained outstanding. We are currently finalizing repayment terms with the affiliate of all of the remaining outstanding balances. The loan is secured by the amounts due from certain customers.

     During the years ended December 31, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements (See
Note 9 regarding the accounting for preferred stock).

     In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of December 31, 2002. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.25 to $6.00 per share.

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

     We have made significant investments in inventory to service our equipment. On a routine basis, we use judgments in determining the level of reserves required to state inventory at the lower of cost or market. Technological innovations, market activity levels and the physical condition of products primarily influence our estimates. Changes in these or other factors may result in adjustments to the carrying value of inventory.

     Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of our net assets. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. We have established reserves to reduce our net deferred tax assets to estimated realizable value. If tax regulations change, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of our net deferred tax assets and liabilities may be required. In making this determination we have considered future income in assessing the ultimate recoverability of the recognized net deferred tax asset.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six-month transition period allowed by the new standard. Our goodwill balances were determined not to be impaired. Goodwill amortization for each of the years ended December 31, 2002, 2001 and 2000 was $0, $103,000, and $21,000, respectively.
The following table presents our net income as reported in our consolidated financial statements compared to what would have been reported had the SFAS No. 142 been in effect as of January 1, 2000.

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 2000      2001
                                                               --------   ------
Net income (loss), as reported..............................   $(25,773)  $4,938
Amortization of goodwill....................................         21      103
                                                               --------   ------
Net income (loss), as adjusted..............................   $(25,752)  $5,041
                                                               ========   ======
Earnings (loss) per common share:
  Basic.....................................................   $  (4.43)  $ 0.56
  Diluted...................................................   $  (4.43)  $ 0.51
Number of weighted average shares
  Basic.....................................................      5,819    9,015
  Diluted...................................................      5,819    9,844

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board ("APB") Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item should be reclassified. We have elected not to adopt this statement early.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact on the financial statements for the year ended December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will continue to account for this compensation in accordance with APB No. 25. We will adopt the interim reporting requirements in the first fiscal period of the year ending 2003. In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2002. All instruments described are non-traded instruments and approximated fair value.

                                                  2003    2004    2005    2006   2007
                                                  -----   -----   -----   ----   -----
                                                         (DOLLARS IN THOUSANDS)
Long-term debt
  Fixed Rate....................................    437     473     512   507    1,416
     Average interest rate......................    8.0%    8.0%    8.0%  8.0%     8.0%
  Variable Rate.................................  1,414   2,807   2,312    --       --
     Average interest rate......................    6.2%    6.0%    6.0%   --       --
Short-term debt
  Fixed Rate....................................  1,581      --      --    --       --
     Average interest rate......................    5.8%     --      --    --       --
  Variable Rate.................................     --      --      --    --       --
     Average interest rate......................     --      --      --    --       --

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   27
Report of Independent Public Accountants....................   28
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................   29
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 2001 and 2002..........................   30
Consolidated Statements of Changes in Equity for the Years
  Ended December 31, 2000, 2001 and 2002....................   31
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 2001 and 2002..........................   32
Notes to Consolidated Financial Statements..................   33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
OMNI Energy Services Corp.

     We have audited the accompanying consolidated balance sheet of OMNI Energy Services Corp. as of December 31, 2002, and the related consolidated statements of operations, changes in equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of OMNI Energy Services Corp. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 14, 2002, expressed an unqualified opinion on those statements before the restatement adjustments and transitional disclosures described in Note 1.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNI Energy Services Corp. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

     As discussed above, the financial statements of OMNI Energy Services Corp. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised. The Company's board of directors approved a one-for-three reverse stock split, and all references to number of shares and per-share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per-share information reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the authorization for the one-for-three reverse stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per-share, and other applicable disclosures such as stock options. We also applied audit procedures with respect to the disclosures in Note 1 pertaining to financial statement revisions to include the transitional disclosures required by FAS 142. In our opinion, the restatement adjustments for the reverse stock split for 2001 and 2000 described in Note 1 are appropriate and have been properly applied and the FAS 142 transitional disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such restatement adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                          Ernst & Young LLP

New Orleans, Louisiana
March 27, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH OMNI'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH AND HEREBY INCORPORATED BY REFERENCE INTO THE FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OF WHICH THIS REPORT FORMS A PART.

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

                                                    ARTHUR ANDERSEN LLP

New Orleans, Louisiana
March 14, 2002

                           OMNI ENERGY SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2002

                                                                 2001        2002
                                                              ----------   --------
                                                                 (IN THOUSANDS)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  1,233    $    704
  Trade receivables, net....................................      3,303       4,485
  Other receivables.........................................      1,947       1,440
  Parts and supplies inventory..............................      2,723       2,711
  Prepaid expenses..........................................        857       2,228
  Deferred tax asset........................................         --         400
  Assets held for sale......................................        630         413
                                                               --------    --------
    Total current assets....................................     10,693      12,381
                                                               --------    --------
PROPERTY AND EQUIPMENT:
  Land......................................................        359         359
  Building and improvements.................................      4,505       4,530
  Drilling, field and support equipment.....................     24,834      27,354
  Aviation equipment........................................      5,109       4,189
  Shop equipment............................................        392         425
  Office equipment..........................................      1,500       1,535
  Vehicles..................................................      2,526       2,590
  Construction in progress..................................         50          --
                                                               --------    --------
                                                                 39,275      40,982
  Less: accumulated depreciation............................     13,707      16,559
                                                               --------    --------
    Total property and equipment, net.......................     25,568      24,423
                                                               --------    --------
OTHER ASSETS:
  Goodwill, net.............................................      2,006       1,886
  Intangible asset, net.....................................         --       1,820
  Other.....................................................        181         815
                                                               --------    --------
                                                                  2,187       4,521
                                                               --------    --------
    Total assets............................................   $ 38,448    $ 41,325
                                                               ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $  2,125    $  2,235
  Insurance notes...........................................        625       1,581
  Accounts payable..........................................      2,598       4,216
  Accrued expenses..........................................      2,240       1,239
  Sales taxes payable.......................................        707          67
  Accrued interest..........................................         71          29
                                                               --------    --------
    Total current liabilities...............................      8,366       9,367
                                                               --------    --------
LONG-TERM LIABILITIES:
  Line of credit............................................      2,012       2,978
  Other long-term liabilities...............................         --         638
  Long-term debt, less current maturities...................      9,289       8,340
                                                               --------    --------
    Total long-term liabilities.............................     11,301      11,956
                                                               --------    --------
                                                                 19,667      21,323
                                                               --------    --------
MINORITY INTEREST...........................................        221         221
                                                               --------    --------
COMMITMENTS AND CONTINGENCIES...............................         --          --
                                                               --------    --------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
    authorized; 12,100 shares issued and outstanding,
    liquidation preference of $1,000 per share..............     11,616      12,100
  Common stock, $.01 par value, 45,000,000 shares
    authorized; 9,098,491 and 9,101,778 issued at December
    31, 2001 and 2002, respectively.........................         91          91
  Treasury stock, 361,800 shares acquired at cost...........       (706)       (706)
  Additional paid-in capital................................     56,825      56,831
  Accumulated other comprehensive loss......................        (83)        (78)
  Accumulated deficit.......................................    (49,183)    (48,457)
                                                               --------    --------
    Total stockholders' equity..............................     18,560      19,781
                                                               --------    --------
    Total liabilities and stockholders' equity..............   $ 38,448    $ 41,325
                                                               ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                 2000          2001         2002
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS,EXCEPT PER SHARE DATA)
Operating revenue...........................................   $ 16,563      $23,686      $27,796
Operating expense...........................................     20,212       20,893       22,142
                                                               --------      -------      -------
  Gross profit (loss).......................................     (3,649)       2,793        5,654
General and administrative expense..........................      5,999        3,126        3,771
Asset impairment and other charges..........................     11,284          632           --
                                                               --------      -------      -------
  Operating income (loss)...................................    (20,932)        (965)       1,883
Interest expense............................................      3,012        1,300        1,079
Other (income) expense......................................      1,846       (7,929)          (4)
                                                               --------      -------      -------
  Income (loss) before taxes................................    (25,790)       5,664          808
Income tax benefit..........................................         --           --         (400)
                                                               --------      -------      -------
  Income (loss) before minority interest....................    (25,790)       5,664        1,208
Minority interest in loss of subsidiaries...................        (17)          --           --
                                                               --------      -------      -------
     Net income (loss)......................................    (25,773)       5,664        1,208
Accretion of preferred stock................................         --         (726)        (484)
                                                               --------      -------      -------
Net earnings (loss) applicable to common and common
  equivalent shares.........................................   $(25,773)     $ 4,938      $   724
                                                               ========      =======      =======
Basic income (loss) per common share:.......................   $  (4.43)     $  0.55      $  0.08
Diluted income (loss) per common share:.....................   $  (4.43)     $  0.50      $  0.08
Number of shares used in calculating earnings (loss) per
  share:
  Basic.....................................................      5,819        9,015        8,739
  Diluted...................................................      5,819        9,844        8,745

  The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.

      CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                         PREFERRED STOCK       COMMON STOCK      TREASURY   ADDITIONAL
                                         ----------------   ------------------    STOCK      PAID-IN
                                         SHARES   AMOUNT     SHARES     AMOUNT    AMOUNT     CAPITAL
                                         ------   -------   ---------   ------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
BALANCE, January 1, 2000...............   1,000     1,000   5,326,502     53         --       47,704
Deferred Compensation Expense..........      --        --          --     --         --           62
-- issuance of common shares for
  acquisitions.........................      --        --   1,302,490     13         --        2,430
-- issuance of common shares...........      --        --   2,320,000     23         --        4,326
-- stock option exercise...............      --        --      21,583     --         --           64
  -- preferred stock...................   6,500     6,500          --     --         --           --
Comprehensive income:
  -- net loss..........................      --        --          --     --         --           --
  -- foreign currency translation
    adjustments........................      --        --          --     --         --           --
                                         ------   -------   ---------    ---      -----      -------
Total comprehensive loss...............      --        --          --     --         --           --
                                         ------   -------   ---------    ---      -----      -------
BALANCE, December 31, 2000.............   7,500     7,500   8,970,575     89         --       54,586
                                         ------   -------   ---------    ---      -----      -------
-- issuance of common shares...........                         8,333     --         --           15
-- stock option exercise...............      --        --     119,583      1         --          217
-- offering costs......................      --        --          --     --         --         (168)
-- conversion of subordinated debt to
  preferred stock......................      --     3,390          --     --         --        2,176
-- accretion of preferred stock........      --       726          --     --         --           --
-- treasury stock......................      --        --          --     --       (706)          --
Comprehensive income:
  -- net income........................      --        --          --     --         --           --
  -- foreign currency translation
    adjustments........................      --        --          --     --         --           --
                                         ------   -------   ---------    ---      -----      -------
Total comprehensive income.............      --        --          --     --         --           --
                                         ------   -------   ---------    ---      -----      -------
BALANCE, December 31, 2001.............   7,500   $11,616   9,098,491    $90      $(706)     $56,826
                                         ------   -------   ---------    ---      -----      -------
-- issuance of common shares...........                --          --     --         --           --
-- stock option exercise...............      --        --       3,333      1         --            5
-- conversion of subordinated debt to
  preferred stock......................   4,600        --          --     --         --           --
-- accretion of preferred stock........      --       484          --     --         --           --
Comprehensive income:
  -- net income........................      --        --          --     --         --           --
  -- foreign currency translation
    adjustments........................      --        --          --     --         --           --
                                         ------   -------   ---------    ---      -----      -------
Total comprehensive income.............      --       484          --     --         --           --
                                         ------   -------   ---------    ---      -----      -------
BALANCE, December 31, 2002.............  12,100   $12,100   9,101,824    $91      $(706)     $56,831
                                         ======   =======   =========    ===      =====      =======

                                          ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE   ACCUMULATED
                                             LOSS          DEFICIT      TOTAL
                                         -------------   -----------   --------
                                                 (DOLLARS IN THOUSANDS)
BALANCE, January 1, 2000...............       (13)         (28,348)      20,396
Deferred Compensation Expense..........        --               --           62
-- issuance of common shares for
  acquisitions.........................        --               --        2,443
-- issuance of common shares...........        --               --        4,349
-- stock option exercise...............        --               --           64
  -- preferred stock...................        --               --        6,500
Comprehensive income:
  -- net loss..........................        --          (25,773)     (25,773)
  -- foreign currency translation
    adjustments........................       (23)              --          (23)
                                             ----         --------     --------
Total comprehensive loss...............       (23)         (25,773)     (25,796)
                                             ----         --------     --------
BALANCE, December 31, 2000.............       (36)         (54,121)       8,018
                                             ----         --------     --------
-- issuance of common shares...........                                      15
-- stock option exercise...............        --               --          218
-- offering costs......................        --               --         (168)
-- conversion of subordinated debt to
  preferred stock......................        --               --        5,566
-- accretion of preferred stock........        --             (726)          --
-- treasury stock......................        --               --         (706)
Comprehensive income:
  -- net income........................        --            5,664        5,664
  -- foreign currency translation
    adjustments........................       (47)              --          (47)
                                             ----         --------     --------
Total comprehensive income.............       (47)           5,664        5,617
                                             ----         --------     --------
BALANCE, December 31, 2001.............      $(83)        $(49,183)    $ 18,560
                                             ----         --------     --------
-- issuance of common shares...........        --               --           --
-- stock option exercise...............        --               --            6
-- conversion of subordinated debt to
  preferred stock......................        --               --           --
-- accretion of preferred stock........        --             (484)          --
Comprehensive income:
  -- net income........................        --            1,210        1,210
  -- foreign currency translation
    adjustments........................         5               --            5
                                             ----         --------     --------
Total comprehensive income.............         5              726        1,321
                                             ----         --------     --------
BALANCE, December 31, 2002.............      $(78)        $(48,457)    $ 19,781
                                             ====         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                2000      2001      2002
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(25,773)  $ 5,664   $ 1,208
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities --
  Depreciation..............................................     3,627     3,197     3,584
  Amortization..............................................       416       169       200
  (Gain) loss on fixed asset dispositions...................     1,852       (71)      (13)
  Deferred compensation.....................................        62        --        --
  Provision for bad debts...................................        46       134      (134)
  Minority interest.........................................       (17)       --        --
  Interest expense on detachable warrants...................        --        --        --
  Asset impairment and other charges........................    11,284       632        --
  Deferred taxes............................................        --        --        --
Changes in operating assets and liabilities --
  Decrease (increase) in assets --
    Receivables -- Trade....................................     1,997    (1,498)   (1,047)
    Receivables -- Other....................................      (320)     (606)      514
    Inventory...............................................     1,789       (74)      166
    Prepaid expenses........................................      (163)     (152)    2,296
    Other...................................................    (2,273)      228    (1,933)
  Increase (decrease) in liabilities --
    Accounts payable and accrued expenses...................     1,858    (1,443)       31
    Due to affiliates and stockholders/members..............        --       175       143
                                                              --------   -------   -------
      Net cash provided by (used in) operating activities...    (5,615)    6,355     5,014
                                                              --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash received........................       811        --    (2,076)
  Proceeds from disposal of fixed assets....................       866       179     1,067
  Purchase of fixed assets..................................      (735)     (334)     (890)
                                                              --------   -------   -------
      Net cash provided by (used in) investing activities...       942      (155)   (1,899)
                                                              --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................       918     1,521     3,500
  Principal payments on long-term debt......................    (3,294)   (4,779)   (7,731)
  Loan closing costs........................................        --        --      (384)
  Net borrowings/(payments) on line of credit...............    (1,746)      324       966
  Purchase of treasury stock................................        --      (706)       --
  Proceeds from issuance of subordinated debt...............     2,812     1,500        --
  Repayment of subordinated debt............................        --    (3,209)       --
  Proceeds from issuance of common stock....................     4,250        65         6
  Proceeds from issuance of preferred stock.................     1,950        --        --
                                                              --------   -------   -------
         Net cash provided by (used in) financing
           activities.......................................     4,890    (5,284)   (3,643)
                                                              --------   -------   -------
  Effect of exchange rate changes on cash...................        (4)       --        --
NET INCREASE (DECREASE) IN CASH FROM OPERATIONS.............       213       916      (528)
CASH, at beginning of period................................       104       317     1,233
                                                              --------   -------   -------
CASH, at end of period......................................  $    317   $ 1,233   $   704
                                                              ========   =======   =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST......................................  $  3,012   $ 1,300   $ 1,079
                                                              ========   =======   =======
CASH PAID FOR TAXES.........................................  $     --   $    50   $    --
                                                              ========   =======   =======
AVIATION EQUIPMENT PURCHASE FINANCED BY NOTE PAYABLE........  $     --   $ 5,108   $    --
                                                              ========   =======   =======
EQUIPMENT ACQUIRED UNDER CAPITAL LEASE......................  $     --   $    --   $   688
                                                              ========   =======   =======
PREMIUM FINANCED WITH INSURANCE CARRIER.....................  $     --   $    --   $ 3,619
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of OMNI Energy Services Corp., a Louisiana corporation, and subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts and transactions have been eliminated in these financial statements. Certain prior year amounts have been reclassified to be consistent with current year financial statement presentation.

     The consolidated financial statements and related notes thereto include the retroactive effect of a one-for-three reverse stock split which was effective July 3, 2002.

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

     We receive our revenues from customers in the energy industry. The seismic market has remained depressed due primarily to the excess capacity of available seismic data in the market. This volatile market has impacted our ability, as well as that of our customers and others in the industry, to change their forecasts and budgets in response to future uncertainties of commodity pricing. These fluctuations can rapidly impact our cash flows as supply and demand factors impact the number and size of seismic projects available.

     We continue to adjust our operations to current market conditions by downsizing our operations through closure of certain operating locations, disposing of excess equipment and reducing our corporate overhead structure (see
Note 5).

     During the later half of 2000, we began to experience an increase in bidding activity. During this same time we continued our efforts to renegotiate our loan agreements with our senior lenders and raise additional equity capital. During the fourth quarter of 2000, we completed the raising of additional equity capital which facilitated the restructuring of our senior secured credit facilities.

     On October 31, 2000 we completed a $4.3 million private equity offering in exchange for 2,320,000 shares of common stock and the option to acquire an additional 942,500 shares of common stock at an exercise price of $2.25 per share. The private equity shareholders received the right to "put" their shares back to us in the event of the death of our founder and then CEO. To secure the "put" we acquired a $7.5 million key man life insurance policy. A portion of the insurance policy was assigned to the private equity shareholders to secure their "put." In addition, we sold to an affiliate 800 shares of Series A preferred stock for $0.8 million cash and also converted $4.6 million in subordinated debt into 4,550 shares of Series A preferred stock. In connection with the completion of these capital transactions, we reached agreements with our secured lenders to extend the maturity dates of approximately $13 million in senior secured indebtedness. The proceeds from the sale of stock were used to repay debt, acquire Gulf Coast Resources, Inc. (see Note 12) and provide working capital.

     On February 10, 2001, our founder and then CEO was killed in a private plane accident. As a result of this accident, we received $7.5 million of proceeds from the aforementioned key man life insurance policy. The receipt of the insurance proceeds is included as "other income" in the Statement of Operations. The private equity shareholders waived their right to "put" their common shares back to us. In connection with obtaining these waivers, we also obtained from our senior secured lenders commitments to modify the existing loan agreements. Under these revised agreements, the maturity dates were extended with principal amortization remaining substantially the same. Additionally, the interest rate on $6.9 million of the indebtedness was reduced from prime plus 3% to prime plus 1.5%. In connection with the revised agreements, we repaid

                           OMNI ENERGY SERVICES CORP.

$2.0 million of the then existing senior secured term indebtedness and restructured all of the outstanding subordinated debt.

     In May 2001 we reached an agreement with our affiliate, the holders of our outstanding subordinated debt, to pay $1.0 million in full satisfaction of $2.0 million of indebtedness. We further agreed to issue shares of Series B Preferred Stock in satisfaction of the remaining outstanding subordinated debt, including accrued interest (See Note 4).

     In November 2001 we renegotiated with our senior secured lenders the amortization of certain senior secured term indebtedness, the maturity dates of all senior secured debt and a reduction in the interest rates of certain senior secured debt from the prime interest rate plus 3% to the current rate of LIBOR plus 5%.

     In September 2002, we refinanced our working capital revolving line of credit and certain equipment term indebtedness with a $10.5 million senior credit facility including a $7.0 million revolving line of credit and a $3.5 million equipment term loan.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates include asset impairment reserves, useful lives for depreciation and amortization, receivables reserve requirements and the realizability of deferred tax assets. Actual results could differ from those estimates.

  RECENT PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The adoption did not have an impact on the Company's financial position as it has not entered into any derivative instruments.

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six-month transition period allowed by the new standard. The Company's goodwill balances were determined not to be impaired. Goodwill amortization for each of the years ended December 31, 2001 and 2000 was $103,000, and $21,000, respectively. The following table presents the Company's

                           OMNI ENERGY SERVICES CORP.

net income as reported in the Company's consolidated financial statements compared to what would have been reported had the SFAS No. 142 been in effect as of January 1, 2000.

                                                                DECEMBER 31,
                                                              -----------------
                                                                2000      2001
                                                              --------   ------
Net income (loss) applicable to common and common equivalent shares, as reported.......................................  $(25,773)  $4,938
Amortization of goodwill....................................        21      103
                                                              --------   ------
Net income (loss) applicable to common and common equivalent shares, as adjusted.......................................  $(25,752)  $5,041
                                                              ========   ======
Income (loss) per common share:
  Basic.....................................................  $  (4.43)  $ 0.56
  Diluted...................................................  $  (4.43)  $ 0.51
Number of weighted average shares
  Basic.....................................................     5,819    9,015
  Diluted...................................................     5,819    9,844

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. The Company has elected not to adopt this statement early.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact on the financial statements for the year ended December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative

                           OMNI ENERGY SERVICES CORP.

methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent

                           OMNI ENERGY SERVICES CORP.

disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Through December 31, 2001, we evaluated our long-lived assets for financial impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluated the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicated that the future undiscounted cash flows of certain long-lived assets were not sufficient to cover the carrying value of such assets, the assets were adjusted to their estimated fair values. Effective January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a material effect on our financial statements for the year ended December 31, 2002.

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

                           OMNI ENERGY SERVICES CORP.

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

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. We provide for depreciation by charging operations in amounts estimated to allocate the cost of the assets over their estimated useful lives and salvage values as follows:

ASSET CLASSIFICATION                                          USEFUL LIFE   SALVAGE VALUE
--------------------                                          -----------   -------------
Buildings and improvements..................................  25 years           --
Drilling, field and support equipment.......................  5-10 years         10%
Aviation equipment..........................................  10 years           10%
Shop equipment..............................................  10 years           --
Office equipment............................................  5 years            --
Vehicles....................................................  4-5 years          --

     Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are reflected in the Statement of Operations. Drilling equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period. Included in property and equipment at December 31, 2002 is approximately $750,000, which is net of accumulated depreciation of approximately $225,000 for vehicles purchased under capital lease obligations and $125,000, net of accumulated depreciation of $5,000, for compressors purchased under capital lease obligations.

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs were being amortized on a straight-line basis over a twenty-five year period. Through December 31, 2001, we periodically assessed the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2001 and 2002, accumulated goodwill amortization totaled approximately $123,811 and $123,811 respectively. (See Note 5 for impairment charges related to goodwill.) As of December 31, 2001 and 2002, we have goodwill of $2.0 million. We recognized approximately $21,000 and $103,000 in goodwill amortization expense for the year ended December 31, 2000 and 2001, respectively. No goodwill amortization expense was recorded in the year ended December 31, 2002. There were no changes to goodwill balances during the years ended December 31, 2001 and 2002 other than amortization expense for 2001. We also recognized $100,000 in amortization expense related to the customer intangible asset for the year ended December 31, 2002.

                           OMNI ENERGY SERVICES CORP.

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

  OVERHAUL AND REPAIR COSTS

     Major overhaul of component parts for our owned aircraft are capitalized as prepaid items as incurred and amortized over service hours flown. Major overhauls to bring leased aircraft to specifications required at the termination of our operating leases are accrued on the basis of hours flown. Routine repairs and maintenance are expensed as incurred.

2.  VALUATION ALLOWANCE ACCOUNTS

     The allowance for uncollectible accounts consists of the following (in thousands):

                                        BALANCE AT    ADDITIONS    WRITE-OFF OF
                                       BEGINNING OF   CHARGED TO   UNCOLLECTIBLE   BALANCE AT END
DESCRIPTION                               PERIOD       EXPENSE        AMOUNTS        OF PERIOD
-----------                            ------------   ----------   -------------   --------------
December 31, 2002
  Allowance for uncollectible
     accounts........................     $1,174         $ 27         $(1,156)         $   45
                                          ======         ====         =======          ======
December 31, 2001
  Allowance for uncollectible
     accounts........................     $1,238         $134         $  (198)         $1,174
                                          ======         ====         =======          ======
December 31, 2000
  Allowance for uncollectible
     accounts........................     $3,148         $178         $(2,088)         $1,238
                                          ======         ====         =======          ======

     The accrual to bring leased aircraft back to repair specifications at the termination of the operating lease is as follows (in thousands):

                                           BALANCE AT
                                          BEGINNING OF               REPAIR    BALANCE AT END
DESCRIPTION                                  PERIOD      ADDITIONS   CHARGES     OF PERIOD
-----------                               ------------   ---------   -------   --------------
December 31, 2002
  Operating lease repair accrual........     $  117       $   --     $  (117)      $   --
                                             ======       ======     =======       ======
December 31, 2001
  Operating lease repair accrual........     $1,633       $1,247     $(2,763)      $  117
                                             ======       ======     =======       ======
December 31, 2000
  Operating lease repair accrual........     $  456       $1,275     $   (98)      $1,633
                                             ======       ======     =======       ======

                           OMNI ENERGY SERVICES CORP.

3.  LONG-TERM DEBT AND LINE OF CREDIT

     Long-term debt consists of the following (dollars in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2002
                                                              ------   ------
Notes payable to a finance company, variable interest rate
  at LIBOR plus 5.0% (6.38% at December 31, 2002) maturing
  July 31, 2006, secured by various property and
  equipment.................................................  $2,402   $1,454
Notes payable to a bank with interest payable at Prime plus
  1.5% (5.75% at December 31, 2002) maturing August 31,
  2004, secured by various property and equipment...........   3,973    1,767
Notes payable to a bank with interest payable at Prime plus
  1.75% (6.00% at December 31, 2002) maturing August 31,
  2004, secured by various property and equipment...........      --    3,312
Notes payable to a finance company with interest at 8%
  maturing January 1, 2007, secured by aviation fleet.......   4,729    3,345
Capital lease payable to a leasing company secured by
  vehicles..................................................     290      596
Capital lease payable to a vendor secured by equipment......      --      101
Various unsecured notes payable.............................      20       --
                                                              ------   ------
     Total..................................................  11,414   10,575
Less: Current maturities....................................   2,125    2,235
                                                              ------   ------
Long-term debt, less current maturities.....................  $9,289   $8,340
                                                              ======   ======

     Annual maturities of long-term debt during each of the following years ended December 31, are as follows (in thousands):

2003........................................................  $ 2,235
2004........................................................    3,502
2005........................................................    2,907
2006........................................................      515
2007........................................................    1,416
                                                              -------
                                                              $10,575
                                                              =======

     The estimated fair value of long-term debt, based on borrowing rates currently available to us for notes with similar terms and average maturities, approximated the carrying value as of December 31, 2001 and 2002.

     We have a working capital revolving line of credit agreement (the "Line") with a bank. Availability under the Line is the lower of: (i) $7.0 million or,
(ii) the sum of 85% of eligible accounts receivable, plus the lessor of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.75% at December 31, 2002) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of December 31, 2002 we had $3.0 million outstanding under the Line and additional borrowing availability of $0.8 million. The weighted-average interest rate on borrowings under our revolving lines of credit was 9.2% and 6.2% for the years ended December 31, 2001 and 2002,

                           OMNI ENERGY SERVICES CORP.

     The senior secured credit agreements contain customary financial covenants requiring, among other things, minimum levels of EBITDA, working capital, tangible net worth and debt to EBITDA ratios. As of December 31, 2002 we were in compliance with all of these covenants.

     Subsequent to December 31, 2002, we agreed to renegotiated maturity dates of certain credit facilities and entered into an agreement to extend the amortization of the principal balance on one of our senior credit facilities. The revised maturity dates have been reflected in the consolidated financial statement and the related notes thereto. The extended amortization of the principal balance of the one senior credit facility will be reflected in our financial statements for the first quarter of the year ending 2003.

4.  SUBORDINATED DEBT

     During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements (See Note 9 regarding the accounting for preferred stock).

     In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.25 to $6.00 per share.

     The following table summarizes the exercise prices of outstanding warrants as of December 31, 2002:

EXERCISE PRICE                                                WARRANTS
--------------                                                --------
$6.00.......................................................   12,500
$4.50.......................................................  172,223
$2.25.......................................................  761,110
                                                              -------
                                                              945,833
                                                              =======

5.  ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES

     During 1997 and the first half of 1998, we experienced significant growth through a series of strategic acquisitions, and increasing demand for our services. Due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, we experienced a sharp decline in the demand for our services during the second half of 1998 through 2000. This decline in customer demand materialized quickly from the previous growth period and caused us to reassess our overall operations. This change in our market and

                           OMNI ENERGY SERVICES CORP.

reassessment of operations resulted in our recording of the following charges to asset impairment during 2000, 2001, and 2002 (in thousands):

                                                               2000     2001   2002
                                                              -------   ----   -----
Impairment of drilling, field equipment and inventory.......  $ 3,428   $632   $  --
Write-down of other assets..................................      330     --      --
Write-down of goodwill (net)................................    7,526     --      --
                                                              -------   ----   -----
                                                              $11,284   $632   $  --
                                                              =======   ====   =====

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

     In 2001 we revalued the tractors being held for sale to prices that more closely approximated their fair market values. In doing so, we recognized asset impairment charges of $0.2 million for the year ended December 31, 2001, by the end of 2001 all of the tractors were sold at prices that approximated their newly assigned values. We also revalued the steel marsh buggies being held for sale to their appraised fair market values as of December 31, 2001. This revaluation resulted in an additional $0.4 million charge to asset impairment for the year ended December 31, 2001.

     In 2002 we collected $0.1 million of rent on facilities located in South America, which have been applied as a reduction of the value of these assets in held for sale.

     At December 31, 2001 and 2002, we had $0.6 million and $0.5 million in assets held for sale of which $0.1 million is included in "Other Assets" and $0.4 million is included in "Assets Held for Sale" in the accompanying balance sheet as of December 31, 2002. As of December 31, 2002, assets held for sale include 8 steel marsh buggies as well as the remaining assets of our South American operation, for which we have specific agreements to sell. We expect to dispose of the remaining assets held for sale during 2003. The carrying values, which we believe approximate fair market value of our assets held for sale at December 31, 2002, are is as follows (in thousands):

                                                              DECEMBER 31,
ASSET TYPE                                                        2002
----------                                                    ------------
Steel marsh buggies.........................................      $108
South American facility and other...........................       413
                                                                  ----
     Total assets held for sale.............................      $521
                                                                  ====

6.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2001 we leased a facility from a major shareholder at a total lease expense of $0.1 million, which approximated market values. We were under a lease contract for a portion of 2001 (See Note 8). See also Notes 4 and 9 for other transactions with our affiliates.

                           OMNI ENERGY SERVICES CORP.

     In July 2000, we entered into a series of transactions with the same affiliate that enabled us to factor, with recourse, approximately $1.0 million of the trade receivable of a major customer. This receivable had become ineligible under the terms of our Line. As of December 31, 2002 we were liable to the affiliate for approximately $0.2 million related to this agreement. In addition, we borrowed $0.5 million from this affiliate during 2002. As of December 31, 2002, $0.1 million remained outstanding. We are currently finalizing repayment terms with the affiliate of all of the remaining outstanding balances. The loan is secured by the amounts due from certain customers.

     We also placed subordinated debt with our major shareholder, which was subsequently converted to preferred stock (See Notes 4 and 9).

7.  CUSTOMER AND CREDIT CONCENTRATION

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

     During the year ended December 31, 2002, two customers accounted for 84% (58% and 26%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2002, are amounts owed from these customers totaling approximately 68% (67% and 1%, respectively) of total accounts receivable.

     Included in "Other Receivables" at December 31, 2002 is $0.5 million related to the work performed in Bolivia. We are pursuing collection from the related customer, however, the final amount to be collected depends on a number of factors and the ultimate resolution may be less than the recorded receivable.

8.  COMMITMENTS AND CONTINGENCIES

  LEASES

     During 1999, we entered into a sale-leaseback transaction with our aviation fleet. We received $8.0 million upon sale of the aircraft and entered into an operating lease for a period of 10 years. Monthly rental payments under the lease were approximately $80,000. In December 2001, we exercised our option to acquire the aviation fleet previously under this lease obligation resulting in a $4.7 million note payable at December 31, 2001 (See Note 3). Future payments under this agreement will be recorded as a reduction in principal of the debt.

     In connection with our new senior secured credit facility (See Note XX), in September 2002, we negotiated with a financing institution for the acquisition of certain drilling equipment and the early termination of the lease of certain seismic aviation equipment previously accounted for as non-cancelable operating leases.

     Total rental expense was $2,612,840, $1,558,767 and $489,517 for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2002 there were no material non-cancelable operating leases in effect.

                           OMNI ENERGY SERVICES CORP.

  INSURANCE

     We carried workers compensation insurance coverage with a deductible amount of $250,000 per incident for claims incurred in 1997. In 1999, we changed insurance carriers and had no deductible. Management is not aware of any significant workers compensation claims or any significant claims incurred but not reported as of December 31, 2002.

  LITIGATION

     Several of our former Board members and one current Board member, as well as our directors' and officers' insurance companies, have been named as defendants in a lawsuit filed by certain shareholders in connection with our private sale of securities in October 2000 (See Note 1). The lawsuit alleges, among other things, federal and state securities violations and misrepresentations. We are not named as defendants in this lawsuit; however, we may have indemnification obligations to the named individuals for actions in their capacity as members of our Board of Directors. We maintain directors' and officers' insurance for these types of matters, and we do not currently believe that these obligations will have a material adverse effect on our financial position.

     One of our current directors has been named as a defendant in a lawsuit filed by an officer and director of the company in connection with our private sale of securities in October 2000 (See Note 1). The lawsuit alleges, among other things, negligent misrepresentation, omission of material facts, and state securities violations. We are not named as a defendant in this lawsuit; however, we may have indemnification obligations to the named individual for actions in his capacity as a member of our Board of Directors. We maintain directors and officers insurance for these types of matters, and we do not currently believe that this obligation will have a material adverse effect on our financial position.

     In connection with our private sale of securities in October 2000 (See Note
1), we have also received two shareholder derivative demands requesting that we take legal action against all of our former Board members and officers for breaches of their duties and obligations to us and our shareholders. We have appointed a committee of our Board consisting of independent members to investigate and evaluate the allegations in these demands and make recommendations to the Board of Directors as they deem advisable.

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

9.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     At December 31, 2002 we had a total of 7,500 shares of Series A Preferred Stock and 4,600 shares of Series B Preferred Stock, at a total liquidation value of $12.1 million.

     The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $2.25, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share, has voting rights on all matters submitted to a vote of our

                           OMNI ENERGY SERVICES CORP.

shareholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. The preferred shareholders also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of April 2001 there were approximately $0.3 million of dividends in arrears relating to these outstanding shares of Series A Preferred Stock. The affiliate has also agreed that dividends will not accrue after June 30, 2002 until our earning reach a mutually agreed upon level.

     In March 2002, we issued 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 4). The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. We also agreed that dividends would not accrue on the outstanding stock from May 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of May 2001 there were no dividends in arrears relating to the outstanding shares of Series B Preferred Stock. The affiliate has also agreed that dividends will not accrue after June 30, 2002 until our earning reach a mutually agreed upon level.

  STOCK OPTIONS

     In September 1997, we adopted and our sole shareholder approved the Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to our key employees, officers, directors who are our employees, and our consultants and advisors and non-employee directors ("Eligible Persons"). Under the incentive plan, we may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the date of grant. A total of 1,000,000 shares of common stock have been authorized under the Incentive Plan, of which 198,514 remain available for issuance at December 31, 2002.

     In January 1999, we approved the Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of our common stock to non-officer employees of our company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the effective date of the grant. A total of 100,000 shares of common stock are authorized, of which 46,994 remain available for issuance at December 31, 2002.

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

                           OMNI ENERGY SERVICES CORP.

     Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:

                                                                        FOR THE YEARS ENDED
                                  -----------------------------------------------------------------------------------------------
                                         DECEMBER 31, 2000                DECEMBER 31, 2001               DECEMBER 31, 2002
                                  -------------------------------   -----------------------------   -----------------------------
                                     AS       COMPEN-      PRO         AS       COMPEN-     PRO        AS       COMPEN-     PRO
                                  REPORTED   SATION(1)    FORMA     REPORTED   SATION(1)   FORMA    REPORTED   SATION(1)   FORMA
                                  --------   ---------   --------   --------   ---------   ------   --------   ---------   ------
                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to
  common and common equivalent
  shares........................  $(25,773)    (567)     $(26,340)   $4,938      (369)     $4,569    $  724       (67)     $  657
Basic income (loss) per share...  $  (4.43)      --      $  (1.51)   $ 0.55        --      $ 0.17    $ 0.08        --      $ 0.08
Diluted income (loss) per
  share.........................  $  (4.43)      --      $  (1.51)   $ 0.50        --      $ 0.15    $ 0.08        --      $ 0.08

---------------

(1) Represents stock based employee compensation expense determined under fair value based method for all awards, net of tax.

     A summary of our stock options as of December 31, 2000, 2001 and 2002, and changes during the years then ended, which give retroactive effect to the one for three reverse stock split effective July 3, 2002, are presented below:

                                                  WEIGHTED AVERAGE    INCENTIVE      OTHER
                                                   EXERCISE PRICE    PLAN OPTIONS   OPTIONS
                                                  ----------------   ------------   -------
Balance at December 31, 1999....................       $24.81           473,446      15,615
                                                       ------          --------     -------
  Granted.......................................         1.95           451,760          --
  Exercised.....................................         2.16           (16,916)         --
  Forfeited.....................................        25.74          (372,640)    (12,282)
                                                       ------          --------     -------
Balance at December 31, 2000....................        10.38           535,650       3,333
                                                       ------          --------     -------
  Granted.......................................         2.67           723,000          --
  Exercised.....................................         1.89           122,901          --
  Forfeited.....................................         3.75          (473,216)         --
                                                       ------          --------     -------
Balance at December 31, 2001....................         3.40           908,335       3,333
                                                       ------          --------     -------
  Granted.......................................         1.94            75,000          --
  Exercised.....................................         1.87            (3,333)         --
  Forfeited.....................................         5.05          (125,510)     (3,333)
                                                       ------          --------     -------
Balance at December 31, 2002....................       $ 3.03           854,492          --
                                                       ======          ========     =======

     The weighted average fair value at date of grant for options granted during 2000 was $1.62 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility 111%; (c) average risk-free interest rate of 5.86%; and (d) expected life of 6.5 years.

     The weighted average fair value at date of grant for options granted during 2001 was $1.98 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility 94%; (c) average risk-free interest rate of 4.17%; and (d) expected life of 6.5 years.

     The weighted average fair value at date of grant for options granted during 2002 was $1.94 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing

                           OMNI ENERGY SERVICES CORP.

model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 150%; (c) average risk-free interest rate of 3.11%; and (d) expected life of 6.5 years.

     The following table summarizes information about stock options outstanding as of December 31, 2002:

                                       OPTIONS OUTSTANDING
                            ------------------------------------------       OPTIONS EXERCISABLE
                                          WGTD. AVG.                     ----------------------------
                              NUMBER       REMAINING      WGTD. AVG.       NUMBER        WGTD. AVG.
EXERCISE PRICES             OUTSTANDING   CONTR. LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------             -----------   -----------   --------------   -----------   --------------
$1.30 - $5.21.............    835,926         7.9           $ 2.40         413,833         $ 2.37
$5.22 - $10.42............      2,165         4.2           $ 9.00           2,165         $ 9.00
$10.43 - $15.64...........      2,238         0.8           $15.00           2,238         $15.00
$15.65 - $36.48...........     10,831         4.2           $33.00          10,831         $33.00
$36.49 - $52.12...........      3,332         5.4           $52.12           3,333         $52.12
                              -------         ---           ------         -------         ------
                              854,492         7.8           $ 3.03         432,399         $ 3.61
                              =======         ===           ======         =======         ======

  COMMON STOCK

     The consolidated financial statements and related notes thereto include the retroactive effect of a one for three reverse stock split effective July 3, 2002. We currently have 15,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 9,098,491 and 9,101,778 issued at December 31, 2001 and 2002, respectively. In November 2000, 1,302,489 new shares were issued in conjunction with the acquisition of Gulf Coast Resources, Inc. (See Note 12) and 2,320,000 were issued in conjunction with the private placement (See Note 1). In 2001 we repurchased 361,800 shares, which are classified as treasury shares.

  EARNINGS PER SHARE

     Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. Giving retroactive effect the one for three reverse stock split effective July 3, 2002, we had 538,983, 371,698 and 985,615 options outstanding in the years ended December 31, 2000, 2001 and 2002, respectively, that were excluded from the calculation of diluted EPS as antidilutive. In addition, warrants to purchase up to 1,912,833, 184,722 and 2,121,662 shares of common stock were also excluded for the years ended December 31, 2000, 2001 and 2002, respectively.

     The following table sets forth the computation of basic and diluted weighted average shares for the years ended December 31, 2000, 2001 and 2002 (in thousands):

                                                              2000    2001    2002
                                                              -----   -----   -----
Shares:
  Basic shares outstanding..................................  5,819   9,015   8,739
                                                              -----   -----   -----
  Effect of dilutive securities:
     Stock options..........................................     --     225       6
     Warrants...............................................     --     604      --
                                                              -----   -----   -----
  Dilutive shares outstanding...............................  5,819   9,844   8,745
                                                              =====   =====   =====

                           OMNI ENERGY SERVICES CORP.

10.  INCOME TAXES

     The components of deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows (in thousands):

                                                                2001       2002
                                                              --------   --------
Deferred Tax Assets:
  Allowance for doubtful accounts...........................  $    434   $     17
  Foreign taxes.............................................       147        147
  Goodwill..................................................     1,827      1,812
  Net operating loss carryforward...........................    12,915     13,799
  Accrued liabilities.......................................        66         --
                                                              --------   --------
     Total deferred tax assets..............................    15,389     15,775
Deferred Tax Liabilities:
  Property and equipment....................................    (4,796)    (5,337)
Customer intangible.........................................        --       (674)
Less: Valuation Allowance...................................   (10,593)    (9,364)
                                                              --------   --------
Net Deferred Tax Asset/(Liability)..........................  $     --   $    400
                                                              ========   ========

     The income tax expense (benefit) for the years ended December 31, 2000, 2001 and 2002 consisted of the following (in thousands):

                                                             2000     2001     2002
                                                            -------   -----   -------
Current benefit...........................................  $(4,942)  $(928)  $  (884)
Deferred (benefit) expense................................   (1,828)    285     1,713
Less: change in valuation allowance.......................    6,770     643    (1,229)
                                                            -------   -----   -------
     Total tax benefit....................................  $    --   $  --   $   400
                                                            =======   =====   =======

     The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, 2000, 2001 and 2002 is shown below:

                                                              2000   2001   2002
                                                              ----   ----   ----
Statutory federal rate......................................  (34)%   34%    34%
State taxes.................................................   (3)     3      3
Goodwill....................................................  (10)    --     --
Life insurance proceeds.....................................   --    (49)    --
Valuation allowance.........................................   47     16    (87)
Other.......................................................   --     (4)    --
                                                              ---    ---    ---
     Total..................................................    0%     0%    50%
                                                              ===    ===    ===

     As of December 31, 2001, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $37.3 million. The NOLs will expire commencing 2019. We account for income taxes under the provision of SFAS No. 109 which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the likelihood of a concept of "more-likely-than-not" of realizing such benefit. In determining whether it is "more-likely-than-not" that we will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given

                           OMNI ENERGY SERVICES CORP.

to evidence that is "objective and verifiable") in making the determination. SFAS No. 109 indicated that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such

                           OMNI ENERGY SERVICES CORP.

as cumulative losses in recent years"; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance of $9.4 million for all of the recorded net deferred tax assets. In 2002 the Company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. Future favorable adjustments to the valuation allowance may be required if and when circumstances change.

11.  SEGMENT INFORMATION

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we operate principally in four segments, which operate in North America. As of December 31, 2002, approximately $0.5 million of our assets are located in South America. All remaining assets are located in North America.

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

     The following shows industry segment information for the years ended December 31, 2000, 2001 and 2002:

                                                           2000      2001      2002
                                                         --------   -------   -------
                                                            (THOUSANDS OF DOLLARS)
OPERATING REVENUES:
  Drilling.............................................  $  8,878   $17,971   $24,477
  Aviation.............................................     6,308     3,644     3,066
  Survey...............................................     1,377       611        --
  Permitting...........................................        --     1,460       253
                                                         --------   -------   -------
     Total.............................................  $ 16,563   $23,686   $27,796
                                                         ========   =======   =======
GROSS PROFIT (LOSS):
  Drilling.............................................  $ (2,567)  $ 2,121   $ 4,990
  Aviation.............................................      (223)    1,084     1,273
  Survey...............................................      (477)     (177)     (111)
  Permitting...........................................        --       177        30
  Other................................................      (382)     (412)     (528)
                                                         --------   -------   -------
     Total.............................................    (3,649)    2,793     5,654
General and administrative expenses....................     5,999     3,126     3,771
Asset impairment and other charges.....................    11,284       632        --
Other (income) expense, net............................     4,858    (6,629)    1,075
                                                         --------   -------   -------
Income (loss) before taxes.............................  $(25,790)  $ 5,664   $   808
                                                         ========   =======   =======

                           OMNI ENERGY SERVICES CORP.

                                                           2000      2001      2002
                                                         --------   -------   -------
                                                            (THOUSANDS OF DOLLARS)
IDENTIFIABLE ASSETS:
  Drilling(1)..........................................  $ 24,684   $21,045   $24,309
  Aviation(2)..........................................     1,371     6,993     6,096
  Survey...............................................     1,744     1,516     1,050
  Other................................................     6,925     8,894     9,870
                                                         --------   -------   -------
     Total.............................................  $ 34,624   $38,448   $41,325
                                                         ========   =======   =======
CAPITAL EXPENDITURES:
  Drilling (1)(3)......................................  $     64   $   271   $   625
  Aviation(2)..........................................        --        --        25
  Survey...............................................        --        --        --
  Other................................................        --        63        35
                                                         --------   -------   -------
     Total.............................................  $     64   $   334   $   685
                                                         ========   =======   =======

---------------

(1) In September 2002, we acquired certain drilling equipment previously under lease obligation.

(2) In December 2001, we exercised our purchase option to acquire the aviation fleet previously under lease obligation.

(3) Net of assets obtained in acquisitions (See Note 12).

12.  ACQUISITION

     Effective October 31, 2000, we acquired Gulf Coast Resources, a seismic drilling support company headquartered in Broussard, Louisiana. The aggregate purchase price was $3.7 million consisting of $0.8 million in cash and 1,302,489 shares of common stock valued at $2.4 million. The excess cost over the estimated fair value of the net assets resulted in goodwill of approximately $2.1 million, which is being amortized on a straight-line basis over 20 years. Our pro forma results as though Gulf Coast Resources transaction had taken place on January 1, 2000 would have resulted in revenues, net loss and basic loss per share of $20 million, $(25.7) million and $(1.24), respectively. The operating results of Gulf Coast Resources have been included in consolidated statements of income from the effective date of acquisition.

     On January 18, 2002 we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc., a seismic drilling support company headquartered in New Iberia, Louisiana (Veritas). The aggregate acquisition cost was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and a commitment valued at $1.9 million to discount future work to be performed for Veritas over a four year period. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. The acquisition resulted in the recognition of a $1.9 million customer relationship intangible asset. We established a liability for these future minimum discounts which will be recognized as work is performed. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition

                           OMNI ENERGY SERVICES CORP.

date. The following summarized unaudited data reflects our consolidated pro forma results of operations as if the AirJac transaction had taken place on January 1, 2001 (in thousands):

                          UNAUDITED PRO FORMA RESULTS

                                                              TWELVE MONTHS ENDED
                                                               DECEMBER 31, 2001
                                                              -------------------
Revenue.....................................................        $35,712
Gross Profit................................................          3,498
Net income..................................................          5,475
Basic earnings per share....................................        $  0.61
Diluted earnings per share..................................        $  0.56

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Current assets..............................................  $   154
  Property, plant, and equipment............................    2,101
  Customer relationship.....................................    1,920
  Capital lease obligation assumed..........................     (179)
  Obligation for future discounts...........................   (1,920)
                                                              -------
     Cash purchase price....................................  $ 2,076
                                                              =======

     The amount assigned to the customer relationship intangible will be amortized over a twenty year period and will not result in any residual value. The amortization expense related to this amount is expected to be $0.5 million over the next five years.

13.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
2002                                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
----                                                --------   -------   ------------   -----------
Operating revenues................................   $4,614    $9,059       $7,732        $6,391
Gross profit (loss)...............................      809     2,214        1,952           678
Net operating income (loss).......................      301     1,416          948          (782)
Net income (loss).................................       65     1,142          630          (629)
                                                     ------    ------       ------        ------
Accretion of preferred stock......................     (242)     (242)          --            --
                                                     ------    ------       ------        ------
Net earnings (loss) applicable to common and
  common equivalent shares........................   $ (177)   $  900       $  630        $ (629)
                                                     ======    ======       ======        ======
Net income (loss) per common share:
Basic income (loss) per common share..............   $(0.02)   $ 0.10       $ 0.07        $(0.07)
                                                     ======    ======       ======        ======
Diluted income (loss) per common share............   $(0.02)   $ 0.10       $ 0.07        $(0.07)
                                                     ======    ======       ======        ======

                           OMNI ENERGY SERVICES CORP.

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
2001                                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
----                                                --------   -------   ------------   -----------
Operating revenues................................  $ 4,212    $5,985       $9,180        $ 4,309
Gross profit (loss)(2)............................     (585)      760        1,568          1,050
Net operating income (loss).......................   (1,620)      302        1,003           (650)
Net income (loss).................................    5,254       196          994           (780)
                                                    -------    ------       ------        -------
Accretion of preferred stock(3)...................       --      (242)        (242)          (242)
                                                    -------    ------       ------        -------
Net earnings (loss) applicable to common and
  common equivalent shares(3).....................  $ 5,254    $  (46)      $  752        $(1,022)
                                                    =======    ======       ======        =======
Net income (loss) per common share:
Basic income (loss) per common share(3)...........  $  0.59    $(0.01)      $ 0.08        $ (0.11)
                                                    =======    ======       ======        =======
Diluted income (loss) per common share(3).........  $  0.43    $(0.00)      $ 0.08        $ (0.11)
                                                    =======    ======       ======        =======

                                                                   QUARTER ENDED
                                                 --------------------------------------------------
2000                                             MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31(1)
----                                             --------   -------   ------------   --------------
Operating revenues.............................  $ 5,810    $ 3,238     $  4,296        $ 3,219
Gross loss.....................................   (1,043)    (1,310)        (391)          (905)
Net operating loss.............................   (2,792)    (2,594)     (13,214)        (2,332)
Net loss.......................................  $(3,509)   $(3,311)    $(14,010)       $(4,943)
                                                 =======    =======     ========        =======
Net loss per common share:
Basic loss per common share....................  $ (0.66)   $ (0.62)    $  (2.63)       $ (0.54)
                                                 =======    =======     ========        =======
Diluted loss per common share..................  $ (0.66)   $ (0.62)    $  (2.63)       $ (0.54)
                                                 =======    =======     ========        =======

---------------

(1) The fourth quarter of 2000 includes a provision for valuation allowance of $10.9 million. (See Note 10).

(2) The fourth quarter of 2001 includes an insurance premium receivable recorded of approximately $0.3 million and an inventory book to physical adjustment of approximately $0.4 million.

(3) The second and third quarters of 2001 have been restated to record accretion of preferred stock (See Note 9).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 8, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent public accountants and on August 9, 2002 engaged Ernst & Young LLP ("E & Y") as our independent public accountants for the fiscal year ending December 31, 2002. These actions were approved by the Board of Directors.

     Arthur Andersen's reports on our Financial Statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During fiscal year ended December 31, 2001 and 2000, and through August 8, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on our Financial Statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen informed us that due to then current difficulties it was unable to respond to the Company's filing stating its agreement with such statements.

     During the fiscal years ended December 31, 2001 and 2000, and through August 8, 2002, we did not consult with E & Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our Financial Statements, or any matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of shareholders and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

          Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          OMNI ENERGY SERVICES CORP.
                                               (Registrant)

                                          By:      /s/ JAMES C. ECKERT
                                            ------------------------------------
                                                      James C. Eckert
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: March 31, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
               /s/ JAMES C. ECKERT                       President, Chief Executive       March 31, 2003
 ------------------------------------------------      Officer, Chairman of the Board
                 James C. Eckert


            /s/ BURTON T. ZAUNBRECHER                 Executive Vice President, Chief     March 31, 2003
 ------------------------------------------------      Operating Officer, Secretary,
              Burton T. Zaunbrecher                              Treasurer


                /s/ G. DARCY KLUG                         Chief Financial Officer         March 31, 2003
 ------------------------------------------------      (Principal Financial Officer)
                  G. Darcy Klug


              /s/ CRICHTON W. BROWN                               Director                March 31, 2003
 ------------------------------------------------
                Crichton W. Brown


               /s/ STEVEN T. STULL                                Director                March 31, 2003
 ------------------------------------------------
                 Steven T. Stull


              /s/ MICHAEL G. DEHART                               Director                March 31, 2003
 ------------------------------------------------
                Michael G. DeHart


               /s/ RICHARD C. WHITE                               Director                March 31, 2003
 ------------------------------------------------
                 Richard C. White

                           OMNI ENERGY SERVICES CORP.
                            A LOUISIANA CORPORATION
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           SECTION 302 CERTIFICATION

I, James C. Eckert, certify that:

     1. I have reviewed this annual report on Form 10-K of OMNI Energy Services Corp., a Louisiana corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ JAMES C. ECKERT
                                          --------------------------------------
                                                     James C. Eckert
                                                 Chief Executive Officer

Date: March 31, 2003

                           OMNI ENERGY SERVICES CORP.
                            A LOUISIANA CORPORATION
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           SECTION 302 CERTIFICATION

I, G. Darcy Klug, certify that:

     1. I have reviewed this annual report on Form 10-K of OMNI Energy Services Corp., a Louisiana corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ G. DARCY KLUG
                                          --------------------------------------
                                                      G. Darcy Klug
                                                 Chief Financial Officer

Date: March 31, 2003

                           OMNI ENERGY SERVICES CORP.
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  2.1     Exchange Agreement between the members of OMNI Geophysical,
          L.L.C. and OMNI Energy Services Corp. (the "Company")(1)
  2.2     Exchange Agreement by and among American Aviation
          Incorporated, American Aviation L.L.C. and OMNI Geophysical,
          L.L.C., dated as of July 1, 1997.(2)
  2.3     Agreement and Plan of Merger dated as of November 16, 2000 among us, Gulf Coast Acquisition Company, Inc., Gulf Coast
          Resources, Inc. and the shareholders listed therein.(7)
  3.1     Composite Articles of Incorporation of OMNI Energy Services
          Corp.(as of November 7, 2000).(7)
  3.2     Form of Articles of Amendment -- Articles of
          Incorporation(8)
  3.3     Bylaws of OMNI, as amended.(5)
  4.1     See Exhibit 3.1 and 3.2 for provisions of our Articles of
          Incorporation and By-laws defining the rights of holders of
          Common Stock.
  4.2     Specimen Common Stock Certificate.(2)
  4.3     Form of Stock Purchase Agreement effective October 31, 2000 between us and each of Dixie Chris OMNI LLC, Advantage
          Capital Partners X Limited Partnership, RJP Investment
          Company, LLC, Charles Chatelain, Adrian M. Vega, Jr.,
          William W. Rucks, IV, Burton T. Zaunbrecher and Gerald
          Hanchey.(7)
  4.4     Agreement by and among us and the holders of Series A 8%
          convertible Preferred Stock dated May 8, 2001.(8)
*10.1     Form of Indemnity Agreement by and between us and each of
          our directors and executive officers.(2)
*10.2     Stock Incentive Plan.(2)
*10.3     Form of Stock Option Agreements under our Stock Incentive
          Plan.(2)
 10.4     Intangible Asset Purchase Agreement by and among American
          Aviation Incorporated, American Aviation L.L.C. and OMNI
          Geophysical, L.L.C., dated as of July 1, 1997.(2)
 10.5     Joint Venture Agreement among us, OMNI International Energy
          Services, Ltd. and Edwin Waldman Attie effective July 1,
          1999.(3)
 10.6     Third Amended and Restated Loan Agreement by and among us, certain of our subsidiaries and Hibernia National Bank,
          dated October 30, 2001.(6)
 21.1     Subsidiaries of OMNI Energy Services Corp.
 23.1     Consent of Ernst & Young LLP
 23.2     Notification regarding consent of Arthur Andersen LLP.
 99.1     Certification of Chief Executive Officer.
 99.2     Certification of Chief Financial Officer.

---------------

 *  Management contract or compensation plan or arrangement

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

(8) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.