Form 10-K/A
period 2002-12-31
OMNI ENERGY SERVICES CORP
filed 2003-04-30
CIK 1046212

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

                     Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 was $9,070,909.

The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 26, 2003 was 9,101,778.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

         On March 31, 2003, OMNI Energy Services Corp. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Initial Form 10-K"). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2003 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 30, 2003. Since filling the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth, as of April 30, 2003, certain information about the Company's directors. All of the directors are elected annually for a one-year term. There are no arrangements or understandings between the Company and any person, pursuant to which such person has been elected a director, and no director is related to any other director or executive officer of the Company.

    Directors                                                    Age        Position
    ---------                                                    ---        --------
     James C. Eckert.........................................    53     Chairman of the Board
     Steven T. Stull.........................................    44     Director (1)
     Crichton W. Brown.......................................    45     Director (2)
     Michael G. DeHart.......................................    52     Director (1) (2)
     Richard C. White........................................    47     Director (1) (2)
     Burton T. Zaunbrecher...................................    42     Director

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

         Richard C. White is the former President and Chief Executive Officer of NuTec Energy Services Inc. He held that position from October of 2001 until his retirement in September 2002. He was Chief Executive Officer of Veritas DGC Land, Inc. from January 2000 through June 2000. From 1995 until his retirement in October 1999, Mr. White served as President of Western Geophysical Company, as well as Senior Vice President of Western Atlas Inc. He also served as President of Baker Hughes Incorporated from August 1998 until October 1999. Prior to 1995, he held various other executive positions with Western Geophysical Company, including Chief Operating Officer. Mr. White graduated from Bloomsberg University in 1978 and has been a director of the Company since March 2001.

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

EXECUTIVE OFFICERS

         The name, age and offices held by each of the executive officers as of April 30, 2002 are as follows:

                       NAME                       AGE                     POSITION
                       ----                       ---                     --------
      James C. Eckert............................  53         President and Chief Executive Officer

      Burton T. Zaunbrecher......................  42         Executive Vice-President, Chief Operating Officer

      G. Darcy Klug..............................  51         Chief Financial Officer


      Information regarding Messrs. Eckert and Zaunbrecher is contained above under "Directors".

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's directors, executive officers and 10% stockholders have filed timely with the Commission reports of ownership and changes in ownership of equity securities of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

    The following table sets forth all compensation information for the three years ended December 31, 2002, for the Company's Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company had a total annual salary and bonus exceeding $100,000 during 2002.

                           SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                    ------------
                                                                                    NO. OF SHARES
                                                   ANNUAL COMPENSATION               UNDERLYING
                                            ---------------------------------       OPTIONS/SARS      ALL OTHER
 NAME AND PRINCIPAL POSITION                YEAR        SALARY          BONUS        GRANTED(1)     COMPENSATION (2)
 ---------------------------                ----        ------          -----        ----------     ----------------
      James C. Eckert(3)                    2002       $113,750        $91,625           ---            $ --
             President and Chief            2001        $45,375          $ --          331,667          $ --
              Executive Officer

      Burton T. Zaunbrecher (4)             2002        $83,000        $22,000           ---            $ --
           Chief Operating Officer          2001        $58,000          $ --          83,333           $ --
                                            2000        $6,000         $100,000          ---            $ --

      G.Darcy Klug (5)                      2002        $83,000        $37,500           ---            $ --
           Chief Financial Officer          2001       $ 37,500          $ --          133,333          $ --



(1)      See the following tables for additional information.

(2) Perquisites and other personal benefits paid to each Named Executive Officer in any of the years presented did not exceed the lesser of $50,000, or 10% of such Named Executive Officer's salary and bonus for that year

(3) Mr. Eckert has been employed by the Company since March 2001; as a result, compensation for 2001 is for a partial year.

(4) Mr. Zaunbrecher has been employed by the Company since November 2000; as a result, compensation for 2000 is for a partial year. The number of stock options granted in 2000 shown above does not include options he received as an equity investor.

(5) Mr. Klug has been employed by the Company since May 2001; as a result, compensation for 2001 is for a partial year.


2002 STOCK OPTION AND STOCK APPRECIATION RIGHT GRANTS

    There were no stock options granted to the Named Executive Officers during 2002.


STOCK OPTION HOLDINGS

    The following table sets forth information, as of December 31, 2002, with respect to stock options held by the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock in 2002.

AGGREGATE OPTION VALUES AT YEAR END

                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                  OPTIONS AT YEAR END             AT YEAR END(1)
                              ---------------------------   ---------------------------
                              EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                              -----------   -------------   -----------   -------------
James C. Eckert                 209,988        121,678     $          0   $          0
Burton T.  Zaunbrecher (2)      204,165        33,334      $          0   $          0
G. Darcy Klug                   66,666         66,667      $          0   $          0

(1) The closing sale price of the Common Stock on December 31, 2002 was $0.76 per share, as reported by the Nasdaq National Market.

(2) Includes 54,166 options issued in connection with a private placement in 2000.


EXECUTIVE EMPLOYMENT AGREEMENTS

    The term of Mr. Eckert's employment agreement is from March 31, 2001 to March 31, 2004. The agreement provides that Mr. Eckert will serve as Chairman of the Board of the Company during such term at a base salary of $100,000, $125,000 and $150,000 for the twelve month periods ended March 31, 2002, 2003 and 2004, respectively; and that Mr. Eckert's employment can be terminated at any time by the Company for cause or for breach of the agreement by Mr. Eckert.

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

    Each person who becomes a non-employee director is granted an option to purchase 3,333 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date such person becomes a director.

    Additionally, in each year during which the Company's Stock Incentive Plan is in effect and a sufficient number of shares of Common Stock are available thereunder, each person who is a non-employee director on the day following the annual meeting of the Company's stockholders will be granted an option to purchase 1,667 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on such date. All such options become fully exercisable on the first anniversary of their date of grant and expire on the tenth anniversary thereof, unless the non-employee director ceases to be a director of the Company, in which case the exercise periods will be shortened.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of April 30, 2003, certain information regarding beneficial ownership of Common Stock by (i) each of the Named Executive Officers (as defined below in "Executive Compensation"), (ii) each director of the Company, (iii) all of the Company's directors and executive officers as a group and (iv) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, all as in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares based on information furnished to the Company by such stockholders.


                                                                                 PERCENTAGE OF
                                                      NUMBER OF SHARES            OUTSTANDING
            NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED           COMMON STOCK
            ------------------------                 ------------------           ------------
Steven T. Stull                                         8,654,549(1)                 54.3%
Advantage Capital                                       8,646,550(2)                 54.3%
Dixie Chris OMNI, L.L.C                                 1,733,333(3)                  7.8%
Wellington Management Company, LLP                        750,000(4)                  5.1%
   75 State Street
   Boston, MA 02109
James C. Eckert                                           209,988(5)                   *
Crichton W. Brown                                           7,999(6)                   *
Michael G. DeHart                                           8,866(7)                   *
Richard C. White                                            6,666(8)                   *
Burton T. Zaunbrecher                                     337,497(9)                  1.0%
G. Darcy Klug                                              66,666(10)                  *
All directors and executive officers
       as a group (7 persons)                           9,292,231(11)                55.3%


----------

    *       Less than one percent.

(1) The address of Mr. Stull is c/o Advantage Capital, 909 Poydras Street, Suite 2230, New Orleans, LA 70112. Includes 8,646,550 shares held by the Advantage Capital companies referred to in note (2). Mr. Stull is the majority shareholder of each of the general partners referred to in note (2). Also includes 7,999 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(2) Based on a filing made with the SEC reflecting ownership of Common Stock as of August 30, 2002. The address of Advantage Capital is 909 Poydras Street, Suite 2230, New Orleans, Louisiana 70112. Of these shares, (i) 97,994 are held by Advantage Capital Partners Limited Partnership of which Advantage Capital Corporation is the general partner; 331,277 are held by Advantage Capital Partners II Limited Partnership, of which Advantage Capital Corporation is the general partner; 538,686 are held by Advantage Capital Partners III Limited Partnership, of which Advantage Capital Management Corporation is the general partner; 1,008,565 are held by Advantage Capital Partners IV Limited Partnership, of which Advantage Capital Financial Company, L.L.C. is the general partner; 619,197 are held by Advantage Capital Partners V Limited Partnership, of which Advantage Capital Advisors, L.L.C. is the general partner; and 495,000 are held by Advantage Capital Partners X Limited Partnership, of which Advantage Capital NOLA X, L.L.C. is the general partner; (ii) 278,333 are issuable upon the exercise of options exercisable within sixty days; (iii) 945,832 are issuable upon the exercise of warrants exercisable within sixty days;
         (iv) 3,333,333 are issuable upon the conversion of the Company's Series A 8% Convertible Preferred Stock; and (v) 1,226,667 are issuable upon conversion of the Company's Series B 8% Convertible Preferred Stock. The options are held by Advantage Capital Partners X Limited Partnership, of which Advantage Capital NOLA X, L.L.C. is the general partner. Of the warrants, 733,090 are held by Advantage Capital Partners VI Limited Partnership, of which Advantage Capital NOLA VI, L.L.C. is the general partner; 5,312 are held by Advantage Capital Partnership VII Limited Partnership, of which Advantage Capital NOLA VII, L.L.C. is the general partner; 1,250 are held by Advantage Capital Partners VIII Limited Partnership, of which Advantage Capital NOLA VIII, L.L.C. is the general partner; 255,889 are held by Advantage Capital Partners IX Limited Partnership, of which Advantage Capital NOLA IX, L.L.C. is the general partner; 228,333 are held by Advantage Capital Partners X Limited Partnership, of which of which Advantage Capital NOLA X, L.L.C. is the general partner; and 625 are held by Advantage Capital Technology Fund, L.L.C.

(3) Includes 233,333 shares issuable upon the exercise of warrants currently exercisable or exercisable within sixty days and 433,333 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days. The address of Dixie Chris OMNI, L.L.C. is 600 Jefferson Street, Suite 408, Lafayette, Louisiana 70503.

(4) Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2002. The filing indicates shared voting power with respect to 425,000 shares of Common Stock and dispositive power with respect to 750,000 shares of Common Stock.

(5) Includes 209,988 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(6) Includes 7,999 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(7) Includes 3,333 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(8) Includes 6,666 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(9) Includes 204,165 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days, 94,084 shares of common stock, 39,248 shares of common stock in the name of certain Trusts.

(10) Includes 66,666 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(11) Includes 1,730,981 shares that such persons have the right to receive upon the exercise of options and warrants currently exercisable or exercisable within sixty days, and 3,333,333 shares that such persons have the right to receive upon the conversion of the Company's Series A 8% Convertible Preferred Stock; and 1,226,667 shares that such persons have the right to receive upon the conversion of the Company's Series B Convertible Preferred Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The business of the Company was founded in 1987 by Mr. Jeansonne. In July 1996, the successor to this business, OMNI Geophysical Corporation ("OGC"), of which Mr. Jeansonne was a director, executive officer and principal shareholder, sold substantially all of its assets, other than the land and building on which the Company's headquarters were then located, to OMNI Geophysical, L.L.C., the Company's predecessor ("OMNI Geophysical"). At the time of this transaction, Mr. Jeansonne also retained certain assets used primarily to entertain clients of the business. Since that time, OMNI Geophysical and the Company have leased the former headquarters building from OGC for its aviation division under an agreement that also contained an option to purchase. OMNI Geophysical and the Company have also used the assets retained by Mr. Jeansonne, and in return have borne substantially all of the direct costs of client development at these facilities.

    During the years ended December 31, 1999, 2000 and 2001, we privately placed with BizCapital (an affiliate of Advantage Capital) subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness which has been reflected as a capital contribution from the affiliate rather than as income in our financial statements.

    In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of December 31, 2002. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.25 to $6.00 per share and expire between March 2005 and October 2005.

    The following table summarizes the exercise prices of warrants as of December 31, 2002:

                      EXERCISE PRICE            WARRANTS
                      --------------            --------
                         $  6.00                   12,500
                         $  4.50                  172,223
                         $  2.25                  761,110
                                              -----------
                                                  945,833

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

           Date:  April 30, 2003

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



              SIGNATURE                                       TITLE                                      DATE
              ---------                                       -----                                      ----
/s/       James C. Eckert            President, Chief Executive Officer, Chairman of the            April 30, 2003
--------------------------------     Board
          James C. Eckert


/s/    Burton T  .Zaunbrecher        Executive Vice President, Chief Operating Officer,
--------------------------------     Secretary, Treasurer                                           April 30, 2003
       Burton T. Zaunbrecher


          /s/ G. Darcy Klug          Chief Financial Officer                                        April 30, 2003
--------------------------------
              G. Darcy Klug



        /s/ Crichton W. Brown        Director                                                       April 30, 2003
--------------------------------
            Crichton W. Brown


          /s/ Steven T. Stull        Director                                                       April 30, 2003
--------------------------------
              Steven T. Stull



      /s/ Michael G. DeHart          Director                                                       April 30, 2003
--------------------------------
          Michael G. DeHart


      /s/ Richard C. White           Director                                                       April 30, 2003
--------------------------------
         Richard C. White


                           OMNI ENERGY SERVICES CORP.
                             A LOUISIANA CORPORATION
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            SECTION 302 CERTIFICATION

I, James C. Eckert, certify that:

    1. I have reviewed this amendment to the annual report on Form 10-K/A of OMNI Energy Services Corp., a Louisiana corporation (the "registrant");

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


Date: April 30, 2003

                           OMNI ENERGY SERVICES CORP.
                             A LOUISIANA CORPORATION
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            SECTION 302 CERTIFICATION

I, G. Darcy Klug, certify that:

    1. I have reviewed this amendment to the annual report on Form 10-K/A of OMNI Energy Services Corp., a Louisiana corporation (the "registrant");

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

Date: April 30, 2003