Form 10-Q
period 2003-03-31
OMNI ENERGY SERVICES CORP
filed 2003-05-15
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                  For the Quarterly period ended March 31, 2003

                                       or

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

       Registrant's telephone number, including area code: (337) 896-6664

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                   ---     ---

         As of May 12, 2003 there were 9,101,778 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                             (Thousands of dollars)

                                                           March 31,      December 31,
                                                             2003             2002
                                                          -----------     ------------
                                                          (unaudited)      (Note 1)
                                         ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                            $     336       $     704
      Trade receivable, net                                    4,083           4,485
      Other receivables                                        1,423           1,440
      Parts and supplies inventory                             2,837           2,711
      Prepaid expenses                                         1,571           2,228
      Deferred tax asset                                         500             400
      Assets held for sale                                       383             413
                                                           ---------       ---------
           Total current assets                               11,133          12,381
                                                           ---------       ---------

PROPERTY AND EQUIPMENT:
      Land                                                       359             359
      Buildings and improvements                               4,530           4,530
      Drilling, field and support equipment                   26,806          27,354
      Aviation equipment                                       5,304           4,189
      Shop equipment                                             425             425
      Office equipment                                         1,540           1,535
      Vehicles                                                 2,516           2,590
                                                           ---------       ---------
                                                              41,480          40,982
      Less:  accumulated depreciation                         17,130          16,559
                                                           ---------       ---------
           Total property and equipment                       24,350          24,423
                                                           ---------       ---------

OTHER ASSETS:
      Goodwill                                                 1,886           1,886
      Intangible asset, net                                    1,795           1,820
      Other                                                      778             815
                                                           ---------       ---------
           Total other assets                                  4,459           4,521
                                                           ---------       ---------
           Total assets                                    $  39,942       $  41,325
                                                           =========       =========




   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                             (Thousands of dollars)


                                                                               March 31,      December 31,
                                                                                2003              2002
                                                                              -----------     ------------
                                                                              (unaudited)       (Note 1)
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt                                    $   1,662        $   2,235
      Notes payable, insurance                                                      807            1,581
      Accounts payable                                                            3,671            4,216
      Accrued expenses                                                            1,395            1,335
                                                                              ---------        ---------
           Total current liabilities                                              7,535            9,367
                                                                              ---------        ---------

LONG-TERM LIABILITIES:
      Line of credit                                                              3,783            2,978
      Other long-term liabilities                                                   528              638
      Long-term debt, less current maturities                                     8,209            8,340
                                                                              ---------        ---------
           Total long-term liabilities                                           12,520           11,956
                                                                              ---------        ---------

               Total liabilities                                                 20,055           21,323
                                                                              ---------        ---------
MINORITY INTEREST                                                                   221              221
                                                                              ---------        ---------

COMMITMENTS AND CONTINGENCIES                                                        --               --
                                                                              ---------        ---------
STOCKHOLDERS' EQUITY:
     Preferred Stock, no par value, 5,000,000 shares authorized; 12,100
           shares issued  and outstanding, liquidation preference of             12,100           12,100
           $1,000 per share
      Common Stock, $.01 par value, 45,000,000
           shares authorized; 9,101,778 issued and outstanding                       91               91
      Treasury Stock, 361,800 shares acquired at cost                              (706)            (706)
      Additional paid-in capital                                                 56,831           56,831
      Accumulated deficit                                                       (48,572)         (48,457)
      Cumulative translation adjustment                                             (78)             (78)
                                                                              ---------        ---------
           Total stockholders' equity                                            19,666           19,781
                                                                              ---------        ---------
           Total liabilities and stockholders' equity                         $  39,942        $  41,325
                                                                              =========        =========

   The accompanying notes are an integral part of these financial statements.

                               OMNI ENERGY SERVICES CORP.
                            CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)





                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2003             2002
                                                                 ---------        ---------
                                                                        (Unaudited)
Operating revenue                                                $   6,207        $   4,614
Operating expenses                                                   5,158            3,805
                                                                 ---------        ---------
Gross profit                                                         1,049              809

General and administrative expenses                                  1,060              508
                                                                 ---------        ---------
Operating income (loss)                                                (11)             301

Interest expense                                                       210              219
Other income (expense)                                                   6              (17)
                                                                 ---------        ---------
                                                                       204              236
                                                                 ---------        ---------
Income (loss) before taxes                                            (215)              65

Income taxes                                                          (100)              --
                                                                 ---------        ---------
Net income (loss)                                                     (115)              65

Accretion of preferred stock                                            --             (242)
                                                                 ---------        ---------
Net loss applicable to common and common equivalent
shares                                                           $    (115)       $    (177)
                                                                 =========        =========

Basic earnings (loss) per common share:                          $   (0.01)       $   (0.02)
Diluted earnings (loss) per common share:                        $   (0.01)       $   (0.02)

Weighted average shares outstanding:
Basic                                                                8,740            8,737
Diluted                                                              8,740            8,737

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (THOUSANDS OF DOLLARS)


                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                     2003             2002
                                                                   ---------        ---------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $    (115)       $      65
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities-
   Depreciation                                                          943              879
   Amortization                                                           70               12
   Loss on fixed asset disposition                                       (38)              18
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
      Receivables-
        Trade                                                            402            1,153
        Other                                                             17           (1,356)
      Inventory                                                         (126)             (69)
      Prepaid expenses                                                   657              471
      Other                                                               23               18
   Increase (decrease) in liabilities-
      Accounts payable and accrued expenses                             (697)             (75)
                                                                   ---------        ---------
        Net cash provided by operating activities                      1,136            1,116
                                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition paid with cash                                             --           (2,076)
   Proceeds from disposal of fixed assets                                293              700
   Purchase of fixed assets                                           (1,125)             (87)
                                                                   ---------        ---------
        Net cash used in investing activities                           (832)          (1,463)
                                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                               (1,478)          (1,990)
   Due to affiliates                                                      --            1,220
   Net borrowings on line of credit                                      805               62
                                                                   ---------        ---------
      Net cash used in financing activities                             (673)            (708)
                                                                   ---------        ---------

NET DECREASE IN CASH                                                    (369)          (1,055)
Cash and cash equivalents, at beginning of period                        704            1,233
                                                                   ---------        ---------
Cash and cash equivalents, at end of period                        $     336        $     178
                                                                   =========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                             $     210        $     219
                                                                   =========        =========
Equipment acquired under capital lease                             $      --        $     179
                                                                   =========        =========
Premiums financed with insurance carrier                           $      --        $   1,280
                                                                   =========        =========

The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. However, the management of OMNI Energy Services Corp. believes that this information is fairly presented. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information in footnotes required by generally accepted accounting principals for complete financial statements.

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

We had 1,008,879 options outstanding and warrants to purchase 2,121,662 shares of common stock as of March 31, 2003 that were excluded from the calculation of diluted EPS because they were antidilutive. Likewise, we had 355,679 options outstanding and warrants to purchase 184,722 shares of common stock as of March 31, 2002 that were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 3.  LONG-TERM DEBT

In September 2002, we entered into a $10.5 million senior credit facility with a bank including a $7.0 million working capital revolving line of credit (the "Line") and a $3.5 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

Availability under the Line is the lower of: (i) $7.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.75% at March 31, 2003) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of March 31, 2003 we had $3.8 million outstanding under the Line and additional borrowing availability of $0.7 million.

At March 31, 2003, we also had outstanding approximately $9.9 million in other senior secured debt including approximately $1.3 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at March 31, 2003 we had approximately $3.1 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 2007. Our real estate is financed with a bank with payments amortized over ten years, bearing interest at prime plus 1.5% and matures in August 2004. At March 31, 2003, the balance outstanding under our real estate loan was $1.7 million.

Our senior secured credit agreements contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures. As of March 31, 2003 we were in compliance with these covenants and we expect to maintain compliance throughout 2003.

In connection with the original issuance of certain subordinated debentures, we issued to an affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of March 31, 2003. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.25 to $6.00 per share. As of March 31, 2003, the original issuances of subordinated debentures had been converted into Series A and Series B Preferred Stock.

The following table summarizes the exercise prices of warrants to the affiliate as of March 31, 2002:



Exercise Price           Warrants
--------------           --------
$ 6.00                    12,500
$ 4.50                   172,223
$ 2.25                   761,110
                         -------
                         945,833
                         =======

NOTE 4.  PREFERRED STOCK

At March 31, 2003 we had a total of 7,500 shares of Series A Preferred Stock, and 4,600 shares of Series B Preferred Stock issued and outstanding, at a total liquidation value of $12.1 million.

The Series A Preferred Stock has an 8% cumulative dividend rate when earned, is convertible into our common stock with a conversion rate of $2.25 per share, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share, has voting rights on all matters submitted to a vote of our shareholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. The preferred shareholders also agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of May 2003 there were no dividends in arrears relating to the outstanding shares of Series A Preferred Stock. The affiliate also agreed that dividends will not accrue after June 30, 2002 until our earnings reach a mutually agreed upon level.

In March 2002, we issued 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). The Series B Preferred Stock has an 8% cumulative dividend rate when earned, is convertible into our common stock with an initial conversion rate of $3.75 per share, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. The affiliate also agreed that dividends would not accrue on the outstanding stock from May 2001 through June 2002. Dividends were being accreted at 8% during the free dividend period. As of May 2003 there were no dividends in arrears relating to the outstanding shares of Series B Preferred Stock. The affiliate has agreed that dividends will not accrue after June 30, 2002 until our earnings reach a mutually agreed upon level.

NOTE 5.  SEGMENT INFORMATION


The following shows industry segment information for our four operating segments, Drilling, Aviation, Survey, and Permitting for the three months ended March 31, 2003 and 2002 (in thousands):

                                                       Three months ended March 31,
                                                       ----------------------------
                                                          2003              2002
                                                       ----------        ----------
Operating revenues:
   Drilling                                            $    5,288        $    3,535
   Aviation                                                   740               929
   Survey                                                      --                --
   Permitting                                                 179               150
                                                       ----------        ----------
      Total                                            $    6,207        $    4,614
                                                       ==========        ==========

Gross profit (loss):
   Drilling                                            $      891        $      238
   Aviation                                                   258               733
   Survey                                                     (23)              (39)
   Permitting                                                  38                12
   Other                                                     (115)             (135)
                                                       ----------        ----------
      Total                                            $    1,049        $      809
                                                       ==========        ==========

General and administrative expenses                         1,060               508
Asset impairment charges                                       --                --
Other (income) expense                                        204               236
                                                       ----------        ----------
Income before taxes                                    $     (215)       $       65
                                                       ==========        ==========
Identifiable Assets:
   Drilling                                            $   22,057        $   23,178
   Aviation                                                 7,014             6,312
   Survey                                                   1,448             1,368
   Other                                                    9,422             8,376
                                                       ----------        ----------
      Total                                            $   39,942        $   39,234
                                                       ==========        ==========

Capital Expenditures:
   Drilling (1)                                        $       --        $       25
   Aviation                                                 1,115                --
   Survey                                                      --                --
   Other                                                        5                --
                                                       ----------        ----------
      Total                                            $    1,120        $       25
                                                       ==========        ==========

(1) Net of assets acquired from AirJac (See Note 9) totaling $2.1 million.

NOTE 6.  RECENT PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. No impairment of goodwill has occurred.

In April 2002, the FASB issued SFAS No. 145, "Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact on the Company's Financial Statements.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

NOTE 7.  CONCENTRATION OF CREDIT RISK

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. Due to the nature of our industry, we have a concentration of credit risks. As a result, adjustments to the allowance for doubtful accounts may be significant.

NOTE 8. ASSETS HELD FOR SALE

At March 31, 2003, we had $0.5 million in assets held for sale of which $0.1 million is included in "Other Assets" and $0.4 million is included in "Assets Held for Sale" in the accompanying balance sheets. As of March 31,2003 assets held for sale includes 8 steel marsh buggies as well as the remaining assets of our South American operation, for which we have specific agreements to sell. We expect to dispose of the remaining assets held for sale during 2003. The carrying values, which we believe approximate fair market value of our assets held for sale at March 31, 2003, are as follows (in thousands):


Asset Type                           March 31, 2003
----------                           --------------
Steel marsh buggies                      $   108
South American facility
  and other                                  393
                                         -------
  Total assets held for sale             $   501
                                         =======

NOTE 9. ACQUISITION

Effective January 18, 2002 we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc. (Veritas), a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and a commitment valued at $1.9 million to discount future work to be performed for Veritas over a four year period. In this acquisition we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. The acquisition resulted in the recognition of a $1.9 million customer relationship intangible asset. We established a liability for these future minimum discounts which will be recognized as work is performed. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition date. The results of operations between January 1, 2002 and the acquisition date, January 18, 2002 were not considered material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized (amounts in thousands):


Current assets                                                          $     154
Property, plant, and equipment                                              2,101
Customer relationship                                                       1,920
Capital lease obligation assumed                                             (179)
Obligation for future discounts                                            (1,920)
                                                                        ---------
        Net assets acquired                                             $   2,076
                                                                        =========

NOTE 10. STOCK BASED COMPENSATION

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

    Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:


                                                                   FOR THE THREE MONTHS ENDED
                                      -------------------------------------------------------------------------------------------
                                                     MARCH 31, 2002                                    MARCH 31, 2003
                                      ----------------------------------------        -------------------------------------------
                                         AS             COMPEN-         PRO              AS                COMPEN-         PRO
                                      REPORTED         SATION(1)       FORMA          REPORTED            SATION(1)       FORMA
                                      ---------        ---------     ---------        ---------           ---------     ---------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to
  common and common equivalent
  shares ..........................   $    (177)          (17)       $    (194)       $    (115)             (17)       $    (132)

Basic income (loss) per share .....   $   (0.02)           --        $   (0.02)       $   (0.01)              --        $   (0.02)
Diluted income (loss) per
  share ...........................   $   (0.02)           --        $   (0.02)       $   (0.01)              --        $   (0.02)

----------

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

    This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

    During 1999, with the reduction in the price of oil and gas, we began to experience a decrease in demand for our services. In 2001, the market began to experience a rebound. Based upon bid activity and existing backlog, we expect revenues to continue to improve in 2003.

    Seasonal Trends and Weather Risks. Our operations are subject to seasonal variations in weather conditions and available daylight hours. Since our activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours.




RESULTS OF OPERATIONS (IN THOUSANDS)


                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                             2003             2002
                                                          ---------        -----------
Operating revenue                                         $   6,207        $   4,614
Operating expense                                             5,158            3,805
                                                          ---------        ---------
Gross profit                                                  1,049              809
General and administrative expenses                           1,060              508
Asset impairment and other charges                               --               --
                                                          ---------        ---------
Operating income (loss)                                         (11)             301
Interest expense                                                210              219
Other income (expense)                                            6              (17)
                                                          ---------        ---------
Income (loss) before income taxes                              (215)              65
Income taxes                                                    100               --
                                                          ---------        ---------
Net income (loss)                                              (115)              65
Accretion of preferred stock                                     --             (242)
                                                          ---------        ---------
Net loss applicable to common and common equivalent
shares                                                    $    (115)       $    (177)
                                                          =========        =========

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Operating revenues increased 35% or $1.6 million, from $4.6 million for the three months ended March 31, 2002 to $6.2 million for the three months ended March 31, 2003. Drilling revenues increased $1.8 million, to $5.3 million for the three months ended March 31, 2003 from $3.5 million for the three months ended March 31, 2002. However, aviation revenues decreased from $0.9 million to $0.7 million for the three months ended March 31, 2002 compared to the same period in 2003. Permitting revenues remained constant at $0.2 million each for the three month periods ended March 31, 2002 and 2003.

         Operating expenses increased 37%, or $1.4 million, from $3.8 million for the three months ended March 31, 2002 to $5.2 million for the three months ended March 31, 2003. Increases in payroll costs accounted for 43% of this increase as operating payroll expense increased from $1.8 million to $2.4 million for the three months ended March 31, 2002 and 2003, respectively. The number of field personnel we employed increased from 146 for the three months ended March 31, 2002 to 161 for the three months ended March 31, 2003. Repairs and maintenance expenses also increased $0.7 million from the first quarter of 2002 to the same period of 2003.

         Gross profit margins were 17% for each of the three months ended March 31, 2003 and 2002, respectively.

         General and administrative expenses increased $0.6 million from $0.5 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003. Taxes and licenses increased $0.3 million from the first quarter of 2002 to the first quarter of 2003 as a result of the Company's resolution of certain previously disputed sales tax assessments. Insurance expenses, amortization expense, and professional services increased $0.1 million each from the period ended March 31, 2002 to the same period in 2003.

         Interest expense remained constant at $0.2 million for each of the three month periods ended March 31, 2002 and 2003.

         Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during the three month period ended March 31,2002. For the year ended December 31, 2002 the Company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. For the period ended March 31, 2003 the Company reversed an additional $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had approximately $0.3 million in cash compared to approximately $0.7 million at December 31, 2002. We had working capital of approximately $3.7 million at March 31, 2003, compared to approximately $3.0 million at December 31, 2002 as a result of the increase in drilling activity.

         Cash provided by operating activities was $1.1 million in each of the periods ended March 31, 2002 and 2003.

         In September 2002, we entered into a $10.5 million senior credit facility with a bank including a $7.0 million working capital revolving line of credit (the "Line") and a $3.5 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

         Availability under the Line is the lower of: (i) $7.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.75% at March 31, 2003) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of March 31, 2003 we had $3.8 million outstanding under the Line and additional borrowing availability of $0.7 million.

         At March 31, 2003, we also had outstanding approximately $9.9 million in other senior secured debt including approximately $1.3 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at March 31, 2003 we had approximately $3.1 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 2007. Our real estate is financed with a bank with payments amortized over ten years, bearing interest at prime plus 1.5% and matures in August 2004. At March 31, 2003, the balance outstanding under our real estate loan was $1.7 million.

    Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2002, we acquired the assets of AirJac Drilling (See Note 9) and approximately $0.4 million of new vehicles accounted for as a capital lease. In 2003 we expect to continue renewing our rolling stock, expanding our aviation fleet and continuing to pursue various strategic acquisitions. At this time, we have no material commitments outstanding for expenditures nor do we anticipate acquiring a significant amount of capital assets in 2003.

                          CRITICAL ACCOUNTING POLICIES

    There have been no changes to the Company's accounting policies as disclosed in our Form 10-K for December 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2002. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b) Changes in Internal Controls Since the Evaluation Date. There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls since the evaluation date.


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

                                         OMNI ENERGY SERVICES CORP.



Dated:   May 15, 2003                             /s/ JAMES C. ECKERT
                                         --------------------------------------
                                                      James C. Eckert
                                         President and Chief Executive Officer
                                                (Principal Executive Officer)



Dated:   May 15, 2003                             /s/ G. DARCY KLUG
                                         --------------------------------------
                                                      G. Darcy Klug
                                                  Chief Financial Officer
                                         (Principal Financial and Accounting
                                                        Officer)

                           OMNI ENERGY SERVICES CORP.
                             a Louisiana corporation
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification


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

Date: May 15, 2003

                                        /s/ James C. Eckert
                                        -------------------------------------
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

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

Date: May 15, 2003

                                    /s/ G. Darcy Klug
                                    -------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 99.1          Certification of Chief Executive Officer

 99.2          Certification of Chief Financial Officer