Form 10-Q
period 2003-06-30
OMNI ENERGY SERVICES CORP
filed 2003-08-14
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  T        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934
              For the Quarterly period ended June 30, 2003

                                       or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----       Exchange Act of 1934
              For the transition period         to
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
                                                            (Zip Code)


       Registrant's telephone number, including area code: (337) 896-6664


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes    T    No
                                               ----      ----
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes       No   T
                                                    ----      ----

         As of August 11, 2003 there were 9,101,778 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS


                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                             (Thousands of dollars)

ASSETS                                                           June 30,       December 31,
------                                                             2003            2002
                                                               -------------   -------------
                                                                (unaudited)       (Note 1)
CURRENT ASSETS:
     Cash and cash equivalents                                 $       2,231   $         704
     Trade receivable, net                                             5,550           4,485
     Other receivables                                                 1,142           1,440
     Parts and supplies inventory                                      2,884           2,711
     Prepaid expenses                                                  1,312           2,228
     Deferred tax asset                                                  725             400
     Assets held for sale                                                228             413
                                                               -------------   -------------
         Total current assets                                         14,072          12,381
                                                               -------------   -------------

PROPERTY AND EQUIPMENT:
     Land                                                                359             359
     Buildings and improvements                                        4,530           4,530
     Drilling, field and support equipment                            26,820          27,354
     Aviation equipment                                                5,739           4,189
     Shop equipment                                                      425             425
     Office equipment                                                  1,545           1,535
     Vehicles                                                          2,359           2,590
                                                               -------------   -------------
                                                                      41,777          40,982
     Less:  accumulated depreciation                                  17,917          16,559
                                                               -------------   -------------
         Total property and equipment, net                            23,860          24,423
                                                               -------------   -------------

OTHER ASSETS:
     Goodwill                                                          2,064           2,051
     Intangible asset, net                                             1,770           1,820
     Other                                                               704             650
                                                               -------------   -------------
         Total other assets                                            4,538           4,521
                                                               -------------   -------------
         Total assets                                          $      42,470   $      41,325
                                                               =============   =============




   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                             (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY                                   June 30,       December 31,
------------------------------------                                     2003             2002
                                                                    -------------    -------------
                                                                     (unaudited)        (Note 1)
CURRENT LIABILITIES:
     Current maturities of long-term debt                           $       1,528    $       2,235
     Notes payable, insurance                                                  --            1,581
     Accounts payable                                                       5,395            4,216
     Accrued expenses                                                       1,494            1,335
                                                                    -------------    -------------
         Total current liabilities                                          8,417            9,367
                                                                    -------------    -------------

LONG-TERM LIABILITIES:
     Line of credit                                                         4,278            2,978
     Other long term liabilities                                              455              638
     Long-term debt, less current maturities                                7,891            8,340
                                                                    -------------    -------------
         Total long-term liabilities                                       12,624           11,956
                                                                    -------------    -------------
TOTAL LIABILITIES                                                          21,041           21,323
                                                                    -------------    -------------

MINORITY INTEREST                                                             221              221
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY:
     Preferred Stock, Series A, 15,000 shares authorized,
         7,500 shares issued and outstanding; Series B,
         10,000 shares authorized, 4,600 shares issued and                 12,100           12,100
         outstanding
     Common Stock, $.01 par value, 45,000,000
         shares authorized; 9,101,778 issued and outstanding                   91               91
     Treasury Stock, 361,800 shares acquired at cost                         (706)            (706)
     Additional paid-in capital                                            56,831           56,831
     Accumulated deficit                                                  (47,030)         (48,457)
     Cumulative translation adjustment                                        (78)             (78)
                                                                    -------------    -------------
         Total equity                                                      21,208           19,781
                                                                    -------------    -------------
         Total liabilities and stockholders' equity                 $      42,470    $      41,325
                                                                    =============    =============


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                             Three Months Ended June 30,        Six Months Ended June 30,
                                           ------------------------------    ------------------------------
                                                2003             2002             2003             2002
                                           -------------    -------------    -------------    -------------
                                                     (Unaudited)                       (Unaudited)
Operating revenue                          $      10,409    $       9,059    $      16,616    $      13,673
Operating expenses                                 7,537            6,845           12,695           10,649
                                           -------------    -------------    -------------    -------------
     Gross profit                                  2,872            2,214            3,921            3,024

General and administrative expenses                1,232              798            2,291            1,307
                                           -------------    -------------    -------------    -------------
     Operating income                              1,640            1,416            1,630            1,717

Interest expense                                     237              259              447              478
Other income (expense)                               (86)             (15)             (81)             (32)
                                           -------------    -------------    -------------    -------------
                                                     323              274              528              510
                                           -------------    -------------    -------------    -------------
     Income before taxes                           1,317            1,142            1,102            1,207
Income taxes (benefit)                              (225)              --             (325)              --
                                           -------------    -------------    -------------    -------------
     Net income                                    1,542            1,142            1,427            1,207
Accretion of preferred stock                          --             (242)              --             (484)
                                           -------------    -------------    -------------    -------------
Net earnings applicable to common and
common equivalent shares                   $       1,542    $         900    $       1,427    $         723
                                           =============    =============    =============    =============

Basic net income per share:                $        0.18    $        0.10    $        0.16    $        0.08
Diluted net income per share:              $        0.18    $        0.10    $        0.16    $        0.08


Weighted average shares outstanding:
     Basic                                         8,740            8,739            8,740            8,738
     Diluted                                       8,742            9,004            8,740            9,019





   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (THOUSANDS OF DOLLARS)


                                                                                 Six months ended June 30,
                                                                                   2003             2002
                                                                               -------------    -------------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $       1,427    $       1,207
  Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation                                                                        1,881            1,776
   Amortization                                                                          277               25
   (Gain) loss on fixed asset disposition                                                (58)              15
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
     Receivables-
       Trade                                                                          (1,065)            (341)
       Other                                                                             297             (597)
     Inventory                                                                          (172)             (20)
     Prepaid expenses                                                                    916              945
     Assets held for sale                                                                185              (64)
     Other                                                                              (294)          (2,001)
   Increase (decrease) in liabilities-
     Accounts payable                                                                  1,179            1,864
     Accrued expenses                                                                    159           (1,643)
     Other long term liabilities                                                        (505)           1,164
                                                                               -------------    -------------
       Net cash provided by operating activities                                       4,227            2,330
                                                                               -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition paid with cash                                                             --           (2,076)
   Proceeds from disposal of fixed assets                                                338              703
   Purchase of fixed assets, net                                                      (1,599)              20
                                                                               -------------    -------------
       Net cash (used in) investing activities                                        (1,261)          (1,353)
                                                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                               (2,738)          (3,297)
   Proceeds from issuance of common stock                                                 --                6
   Due to affiliates                                                                      --              881
   Net borrowings on line of credit                                                    1,299              991
                                                                               -------------    -------------
     Net cash (used in) financing activities                                          (1,439)          (1,419)
                                                                               -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                        1,527             (442)
CASH, at beginning of period                                                             704            1,233
                                                                               -------------    -------------
CASH, at end of period                                                         $       2,231    $         791
                                                                               =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                                         $         447    $         478
                                                                               =============    =============
Equipment acquired under capital lease                                         $          --    $         440
                                                                               =============    =============
Premiums financed with insurance carrier                                       $          --    $       1,280
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

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles. Certain prior period amounts have been reclassified to be consistent with current year financial statement presentation.

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

For the three and six months ended June 30, 2003, we had 974,124 and 994,124 options outstanding, respectively, and warrants to purchase 2,121,622 shares of common stock as of June 30, 2003 that were excluded from the calculation of diluted EPS because they were antidilutive. Likewise, we had 313,345 and 311,350 options outstanding, respectively, for the three and six months ended June 30, 2002 and warrants to purchase 184,722 shares of common stock as of June 30, 2002 that were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 3. LONG-TERM DEBT


In September 2002, we entered into a $10.5 million senior credit facility including a $7.0 million working capital revolving line of credit (the "Line") and a $3.5 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

Availability under the Line is the lower of: (i) $7.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at June 30, 2003) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of June 30, 2003 we had $4.3 million outstanding under the Line and additional borrowing availability of $1.2 million, of which $0.1 million was restricted by customer concentration limits.

At June 30, 2003, we also had outstanding approximately $9.4 million in other senior secured debt including approximately $1.2 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at June 30, 2003 we had approximately $3.0 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 2007.

In June 2003, we received a commitment for a new $1.65 million real estate loan with a bank. The proceeds were used to repay the existing real estate loan, the principal balance of which totalled $1.7 million. The gain on the early extinguishment of the then existing real estate debt has been recognized as income. The new real estate loan is payable in 240 equal monthly installments plus interest accruing at the prime interest rate plus 1.5% and is secured by our corporate office, real estate and fabrication and maintenance facilities. Further, under the terms of the new real estate credit agreement, a principal payment of $0.2 million is due in July 2008.

Our senior secured credit agreements and our real estate loan contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures. As of June 30, 2003 we were in compliance with these covenants and we expect to maintain compliance throughout 2003.

In connection with the original issuance of certain subordinated debentures, we issued to an affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of June 30, 2003. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.25 to $6.00 per share.

The following table summarizes the exercise prices of warrants to the affiliate as of June 30, 2003:

 Exercise Price               Warrants
 --------------               --------
    $  6.00                     12,500
    $  4.50                    172,222
    $  2.25                    761,111
                              --------
                               945,833

NOTE 4. PREFERRED STOCK


At June 30, 2003 we had a total of 7,500 shares of Series A Preferred Stock, and 4,600 shares of Series B Preferred Stock issued and outstanding, at a total liquidation value of $12.1 million.

The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $2.25, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends, has voting rights on all matters submitted to a vote of our shareholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. The preferred shareholders agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of June 2003 there were no dividends in arrears relating to these outstanding shares of Series A Preferred Stock. The affiliate has also agreed that dividends will not accrue after June 30, 2003 until our EBITDA reaches a mutually agreed upon level.

In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. The preferred shareholders agreed that dividends would not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of June 2003 there were no dividends in arrears relating to these outstanding shares of Series A Preferred Stock. The affiliate has also agreed that dividends will not accrue after June 30, 2003 until our EBITDA reaches a mutually agreed upon level.

NOTE 5. SEGMENT INFORMATION


The following shows industry segment information for our four operating segments
- Drilling, Aviation, Survey, and Permitting for the three and six month periods ended June 30, 2003 and 2002:


                                                 Three months ended June 30,       Six months ended June 30,
                                                ------------------------------   -----------------------------
                                                     2003             2002            2003            2002
                                                -------------    -------------   -------------   -------------
Operating revenues:
   Drilling                                     $       8,881    $       8,227   $      14,169   $      11,762
   Aviation                                             1,038              779           1,778           1,708
   Survey                                                  --               --              --              --
   Permitting                                             490               53             669             203
                                                -------------    -------------   -------------   -------------
     Total                                      $      10,409    $       9,059   $      16,616   $      13,673
                                                =============    =============   =============   =============


                                                  Three months ended June 30,      Six months ended June 30,
                                                ------------------------------   -----------------------------
                                                     2003             2002           2003            2002
                                                -------------    -------------   -------------   -------------
Gross profit:
   Drilling                                     $       2,845    $       2,235    $       3,735    $       2,474
   Aviation                                               160              133              418              866
   Survey                                                 (15)             (30)             (37)             (69)
   Permitting                                             102                9              140               22
   Other (Corporate)                                     (220)            (133)            (335)            (269)
                                                -------------    -------------    -------------    -------------
     Total                                      $       2,872    $       2,214    $       3,921    $       3,024

General and administrative expenses                     1,232              798            2,291            1,307
Other expense (income), net                               323              274              528              510
                                                -------------    -------------    -------------    -------------
Income before taxes                             $       1,317    $       1,142    $       1,102    $       1,207
                                                =============    =============    =============    =============

Capital Expenditures (1):
   Drilling                                     $          34    $         278    $          34    $         278
   Aviation                                               435               --            1,550               --
   Survey                                                  --               --               --               --
   Permitting                                              --               --               --               --
   Other                                                    5               29               15               30
                                                -------------    -------------    -------------    -------------
     Total                                      $         474    $         307    $       1,599    $         308
                                                =============    =============    =============    =============


(1) Net of assets acquired from AirJac (See Note 9) totaling $2.1 million.

Identifiable Assets:                            June 30, 2003    June 30, 2002
                                                -------------    -------------
   Drilling                                     $      21,576    $      25,786
   Aviation                                             7,773            6,198
   Survey                                               1,013            1,095
   Permitting                                             157               54
   Other                                               11,951            8,292
                                                -------------    -------------
     Total                                      $      42,470    $      41,425
                                                =============    =============

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board (APB) Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified.

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

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, " was issued to establish new standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003. Management does not expect this statement to have a material impact on the Company's financial statements.

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


NOTE 8. ASSETS HELD FOR SALE


At June 30, 2003, we had $0.3 million in assets held for sale of which $0.1 million is included in "Other Assets" and $0.2 million is included in "Assets Held for Sale" in the accompanying balance sheets. As of June 30,2003 assets held for sale includes 8 steel marsh buggies as well as the remaining assets of our South American operation, for which we have specific agreements to sell. We expect to dispose of the remaining assets held for sale during the second half of 2003. The carrying values, which we believe approximate fair market value of our assets held for sale at June 30, 2003, are as follows (in thousands):


       Asset Type                        June 30, 2003
       ----------                        -------------
       Steel marsh buggies               $         108
       South American facility
         and other                                 228
                                         -------------
           Total assets held for sale    $         336
                                         =============


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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized (amounts in thousands):


 Current assets                                       $   154
 Property, plant, and equipment                         2,101
 Customer relationship                                  1,920
 Capital lease obligation assumed                        (179)
 Obligation for future discounts                       (1,920)
                                                      -------
        Net assets acquired                           $ 2,076
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

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:

                                                                         FOR THE THREE MONTHS ENDED
                                     ----------------------------------------------------------------------------------------------
                                                       JUNE 30, 2003                                 JUNE 30, 2002
                                     ----------------------------------------------   ---------------------------------------------
                                            AS           COMPEN-           PRO              AS           COMPEN-            PRO
                                        REPORTED        SATION(1)         FORMA          REPORTED       SATION(1)          FORMA
                                     -------------     -----------    -------------   -------------    ------------    ------------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to
  common and common equivalent
  shares..........................   $       1,542             (17)   $       1,525   $         900             (17)   $        883

Basic income (loss) per
share.............................   $        0.18              --    $        0.17   $        0.10              --    $       0.10

Diluted income (loss) per
  share...........................   $        0.18              --    $        0.17   $        0.10              --    $       0.10


                                                                         FOR THE SIX MONTHS ENDED
                                     ----------------------------------------------------------------------------------------------
                                                       JUNE 30, 2003                                  JUNE 30, 2002
                                     ----------------------------------------------   ---------------------------------------------
                                            AS           COMPEN-           PRO              AS           COMPEN-            PRO
                                        REPORTED        SATION(1)         FORMA          REPORTED       SATION(1)          FORMA
                                     -------------     -----------    -------------   -------------    ------------    ------------
                                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available
  to common and common equivalent
  shares...................          $       1,427             (34)   $       1,393   $         723             (34)   $        689

Basic income (loss) per
  share......................        $        0.16              --    $        0.16   $        0.08              --    $       0.08

Diluted income (loss) per
  share....................          $        0.16              --    $        0.16   $        0.08              --    $       0.08


(1) Represents stock based employee compensation expense determined under fair based method for all awards, net of tax.


11. INCOME TAXES

Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during the six month period ended June 30, 2002. For the year ended December 31, 2002 the company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. For the three and six month periods ended June 30, 2003 the Company reversed an additional $0.2 million and $0.3 million, respectively.

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


RESULTS OF OPERATIONS                           Three months ended June 30,        Six months ended June 30,
                                                   2003            2002             2003             2002
                                              -------------    -------------    -------------    -------------
Operating revenue .........................   $      10,409    $       9,059    $      16,616    $      13,673
Operating expense .........................           7,537            6,845           12,695           10,649
                                              -------------    -------------    -------------    -------------
Gross profit ..............................           2,872            2,214            3,921            3,024
General and administrative expenses .......           1,232              798            2,291            1,307
                                              -------------    -------------    -------------    -------------
Operating income ..........................           1,640            1,416            1,630            1,717
Interest expense ..........................             237              259              447              478
Other income (expense) ....................             (86)             (15)             (81)             (32)
                                              -------------    -------------    -------------    -------------
Income before income taxes ................           1,317            1,142            1,102            1,207
Income taxes ..............................            (225)              --             (325)              --
                                              -------------    -------------    -------------    -------------
Net income ................................           1,542            1,142            1,427            1,207
Accretion of preferred stock ..............              --             (242)              --             (484)
                                              -------------    -------------    -------------    -------------
Net income applicable to common and common
equivalent shares .........................   $       1,542    $         900    $       1,427    $         723
                                              =============    =============    =============    =============

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Operating revenues increased 14%, or $1.3 million, from $9.1 million for the three months ended June 30, 2002 to $10.4 million for the three months ended June 30, 2003. Drilling revenues increased $0.6 million for the three months ended June 30, 2003 as compared to the same three month period ended June 30, 2002 as a result of increased seismic drilling activity, principally in the transition zone. Likewise, our permitting and aviation revenues increased $0.4 million and $0.3 million, respectively, from the second quarter of 2002 to the second quarter of 2003. Aviation revenues increased as a result of greater number of flight hours during the second quarter of 2003 as compared to the same three month period ended June 30, 2002. Permitting revenues increased as a result of increased seismic activity.

         Operating expenses increased 10%, or $0.7 million, from $6.8 million for the three months ended June 30, 2002 to $7.5 million for the three months ended June 30, 2003. This increase is partially attributable to higher operating payroll and payroll related costs, which increased $0.3 million from $2.7 million to $3.0 million for the three month periods ended June 30, 2002 and 2003, respectively. Our average number of field personnel increased from 204 employees during the second quarter of 2002 to 213 employees during the second quarter of 2003. We currently utilize third party contractors exclusively to perform permitting services and occasionally to assist in drilling operations. Accordingly, third party contract services related to permitting increased $0.3 million during the three months ended June 30, 2003 as compared to June 30, 2002, and drilling contract services decreased $0.6 million for the same three-month period. Repairs and maintenance expenses and explosives and down hole expenses increased $0.2 million each from the three months ended June 30, 2002 to the same period of 2003 as a result of increased drilling activity. Likewise, fuel and oil expenses increased $0.1 million and depreciation expense increased $0.2 million from the first quarter of 2002 to the first quarter of 2003.

         Gross profit margins increased to 28% for the three months ended June 30, 2003 as compared to 24% for the three months ended June 30, 2002. The increase in profit margins in 2003 as compared to 2002 was attributable to a combination of improved margins obtained for services rendered and implementation of stringent controls over, and a restructuring of, our field operating expenses.

         General and administrative expenses increased $0.4 million from $0.8 million for the three months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2003. Payroll and payroll related costs accounted for $0.1 million of this increase. Professional services and bad debt expense increased $0.1 million each, and amortization expense increased $0.2 million from the three month period ended June 30, 2002 to the three month period ended June 30, 2003. During the three month period ended June 30, 2003, we refinanced our real estate debt which resulted in a savings of approximately $0.1 million with no comparable adjustment in the three month period ended June 30, 2002.

         Interest expense remained constant at approximately $0.2 million for the three months ended June 30, 2002 and June 30, 2003.

         Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during the three month period ended June 30, 2002. For the year ended December 31, 2002 the Company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. For the period ended June 30, 2003 the Company reversed an additional $0.2 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Operating revenues increased 21%, or $2.9 million, from $13.7 million for the six months ended June 30, 2002 to $16.6 million for the six months ended June 30, 2003. Revenues from our drilling operations increased $2.4 million principally as a result of an increase in seismic activity. Likewise, the permitting and aviation divisions also experienced an increase of $0.4 million and $0.1 million in revenues, respectively.

         Accordingly, operating expenses increased 20%, or $2.1 million, from $10.6 million for the six months ended June 30, 2002 to $12.7 million for the six months ended June 30, 2003. This increase is partially attributable to higher operating payroll and payroll related costs, which increased $0.9 million from $4.6 million to $5.5 million for the six month periods ended June 30, 2002 and 2003, respectively. Our average number of field personnel increased from 175 employees during the first half of 2002 to 187 employees during the first half of 2003. We currently utilize third party contractors exclusively to perform permitting services and occasionally to assist in drilling operations. Accordingly, third party contract services related to permitting increased $0.3 million during the first half of 2003 as compared to the first half of 2002, and drilling contract services decreased $0.7 million for the same six-month period. Repairs and maintenance expenses, fuel and oil expenses, and explosives and down hole expenses increased $0.9 million, $0.3 million, and $0.2 million, respectively from the six months ended June 30, 2002 to the same period of 2003 as a result of increased drilling activity.

         Gross profit margins were 24% and 22% for the six months ended June 30, 2003 and 2002, respectively. The improvement in the profit margins is a direct result of increased business activity in our more profitable business segments, improved margins received for the services provided and more stringent controls on operating expenses.

         General and administrative expenses increased $1.0 million from $1.3 million for the six months ended June 30, 2002 to $2.3 million for the six months ended June 30, 2003. Professional services increased $0.2 million and amortization expense and permits and licenses expenses increased $0.3 million each from the six month period ended June 30, 2002 to the same period in 2003. Payroll related expenses, insurance expenses and bad debt increased $0.1 million each from the first half of 2002 to the first half of 2003. These increases were partially offset by a $0.1 million savings during the six month period ended June 30, 2003 from refinancing our real estate loan with no corresponding savings for the six month period ended June 30, 2002.

         Interest expense remained constant at approximately $0.5 million for the six months ended June 30, 2002 and June 30, 2003.

         Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during the six month period ended June 30, 2002. For the year ended December 31, 2002 the Company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. For the six month period ended June 30, 2003 the Company reversed an additional $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         At June 2003, we had approximately $2.2 million in cash compared to approximately $0.7 million at December 31, 2002. We had working capital of approximately $5.7 million at June 30, 2003, compared to approximately $3.0 million at December 31, 2002. The increase in working capital from December 31, 2002 to June 30, 2003 is due primarily to the payment of $1.6 million in insurance notes payable since year-end.

         Cash provided by operating activities was $4.2 million for the period ended June 30, 2003. This compares to cash provided by operating activities totalling $2.3 million for the period ended June 30, 2002. Our cash position improved principally as a result of increased seismic drilling activity and improved operating results.

         In September 2002, we entered into a $10.5 million senior credit facility with a bank including a $7.0 million working capital revolving line of credit (the "Line") and a $3.5 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

         Availability under the Line is the lower of: (i) $7.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at June 30, 2003) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of June 30, 2003 we had $4.3 million outstanding under the Line and additional borrowing availability of $1.1 million.

         At June 30, 2003, we also had outstanding approximately $9.4 million in other senior secured debt including approximately $1.2 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at June 30, 2003 we had approximately $3.0 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 2007.

         In June 2003, we received a commitment for a new $1.65 million real estate loan with a bank. The proceeds were used to repay the existing real estate loan, the principal balance of which totalled $1.7 million. The gain on the early extinguishment of the then existing real estate debt has been recognized as income. The new real estate loan is payable in 240 equal monthly installments plus interest accruing at the prime interest rate plus 1.5% and is secured by our corporate office, real estate and fabrication and maintenance facilities. Further, under the terms of the new real estate credit agreement, a principal payment of $0.2 million is due in July 2008.

         Our senior secured credit agreements and real estate loan contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures. As of June 30, 2003 we were in compliance with these covenants and we expect to maintain compliance throughout 2003.


         Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2002, we acquired the assets of AirJac Drilling (See Note 9) and approximately $0.4 million of new vehicles accounted for as a capital lease. Thus far in 2003, we have acquired two new aircraft totalling approximately $1.6 million. For the remainder of 2003 we expect to continue renewing our rolling stock of vehicles, expanding our aviation fleet and continuing to pursue various strategic acquisitions. At this time, we have no material commitments outstanding for expenditures nor do we anticipate acquiring a significant amount of capital assets in the remainder of 2003.


CRITICAL ACCOUNTING POLICIES

         There have been no changes to the Company's accounting policies as disclosed in our Form 10-K for the period ended December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

         As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of our second fiscal quarter of 2003 (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.




                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         31.1 Certification of Chief Executive Officer
         31.2 Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer
         32.2 Certification of Chief Financial Officer

(b) Reports on Form 8-K

         Current Report on Form 8-K on May 16, 2003 which included our first quarter 2003 earnings release as an exhibit.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                        OMNI ENERGY SERVICES CORP.



Dated:   August 14, 2003                        /s/  JAMES C. ECKERT
                                        --------------------------------------
                                                     James C. Eckert
                                        President and Chief Executive Officer
                                               (Principal Executive Officer)



Dated:   August 14, 2003                        /s/ G. DARCY KLUG
                                        --------------------------------------
                                                    G. Darcy Klug
                                               Chief Financial Officer
                                          (Principal Financial and Accounting
                                                       Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  31.1          Certification of Chief Executive Officer
  31.2          Certification of Chief Financial Officer
  32.1          Certification of Chief Executive Officer
  32.2          Certification of Chief Financial Officer