Form 10-Q
period 2003-09-30
OMNI ENERGY SERVICES CORP
filed 2003-11-14
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

         For the Quarterly period ended September 30, 2003

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

         For the transition period from ____ to ____.


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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined by Rule 12b-2 of the Exchange Act). Yes     No   X
                                                    ---     ---

         As of November 6, 2003 there were 9,106,777 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS


                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (Thousands of dollars)

ASSETS                                                 September 30,    December 31,
                                                           2003            2002
                                                       -------------   -------------
                                                        (unaudited)       (Note 1)
CURRENT ASSETS:
     Cash and cash equivalents                         $       3,714   $         704
     Trade receivable, net                                     4,249           4,485
     Other receivables                                         2,338           1,440
     Parts and supplies inventory                              2,946           2,711
     Prepaid expenses                                          2,065           2,228
     Deferred tax asset                                        1,025             400
     Assets held for sale                                        127             413
                                                       -------------   -------------
         Total current assets                                 16,464          12,381
                                                       -------------   -------------

PROPERTY AND EQUIPMENT:
     Land                                                        359             359
     Buildings and improvements                                4,571           4,530
     Drilling, field and support equipment                    26,871          27,354
     Aviation equipment                                        3,779           4,189
     Shop equipment                                              425             425
     Office equipment                                          1,556           1,535
     Vehicles                                                  2,541           2,590
                                                       -------------   -------------
                                                              40,102          40,982
     Less:  accumulated depreciation                          18,612          16,559
                                                       -------------   -------------
         Total property and equipment, net                    21,490          24,423
                                                       -------------   -------------

OTHER ASSETS:
     Goodwill                                                  2,109           2,051
     Intangible asset, net                                     1,745           1,820
     Other                                                     1,064             650
                                                       -------------   -------------
         Total other assets                                    4,918           4,521
                                                       -------------   -------------
         Total assets                                  $      42,872   $      41,325
                                                       =============   =============

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY                                            September 30,    December 31,
                                                                                     2003            2002
                                                                                -------------    -------------
                                                                                 (unaudited)       (Note 1)
CURRENT LIABILITIES:
     Current maturities of long-term debt                                       $       1,476    $       2,235
     Notes payable, insurance                                                           1,237            1,581
     Accounts payable                                                                   4,085            4,216
     Accrued expenses                                                                   1,620            1,335
                                                                                -------------    -------------
         Total current liabilities                                                      8,418            9,367
                                                                                -------------    -------------

LONG-TERM LIABILITIES:
     Line of credit                                                                     4,184            2,978
     Other long term liabilities                                                          375              638
     Long-term debt, less current maturities                                            7,018            8,340
                                                                                -------------    -------------
         Total long-term liabilities                                                   11,577           11,956
                                                                                -------------    -------------
TOTAL LIABILITIES                                                                      19,995           21,323
                                                                                -------------    -------------
MINORITY INTEREST                                                                         221              221
                                                                                -------------    -------------

STOCKHOLDERS' EQUITY:
     Preferred Stock, Series A, 15,000 shares authorized, 7,500 shares issued and outstanding; Series B, 10,000 shares authorized, 4,600 shares
         issued and outstanding                                                        12,100           12,100
     Common Stock, $.01 par value, 45,000,000
         shares authorized; 9,106,777 issued and outstanding                               91               91
     Treasury Stock, 361,800 shares, at cost                                             (706)            (706)
     Additional paid-in capital                                                        56,840           56,831
     Accumulated deficit                                                              (45,833)         (48,457)
     Preferred stock dividends declared                                                   242               --
     Cumulative translation adjustment                                                    (78)             (78)
                                                                                -------------    -------------
         Total equity                                                                  22,656           19,781
                                                                                -------------    -------------
         Total liabilities and stockholders' equity                             $      42,872    $      41,325
                                                                                =============    =============

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                                       -----------------------------------    -----------------------------------
                                                           2003                   2002            2003                   2002
                                                       ------------           ------------    ------------           ------------
                                                                    (Unaudited)                            (Unaudited)
Operating revenue                                      $     10,218           $      7,732    $     26,834           $     21,405
Operating expenses                                            7,617                  5,780          20,312                 16,429
                                                       ------------           ------------    ------------           ------------
     Gross profit                                             2,601                  1,952           6,522                  4,976

General and administrative expenses                           1,090                  1,004           3,381                  2,310
                                                       ------------           ------------    ------------           ------------
     Operating income                                         1,511                    948           3,141                  2,666

Other income (expense):
        Interest                                               (202)                  (295)           (650)                  (774)
        Other                                                  (170)                   (23)           (250)                   (55)
                                                       ------------           ------------    ------------           ------------
                                                               (372)                  (318)           (900)                  (829)
                                                       ------------           ------------    ------------           ------------
     Income before taxes                                      1,139                    630           2,241                  1,837

Income taxes (benefit)                                         (300)                    --            (625)                    --
                                                       ------------           ------------    ------------           ------------
     Net income                                               1,439                    630           2,866                  1,837
Preferred stock dividends                                      (242)                    --            (242)                  (484)
                                                       ------------           ------------    ------------           ------------
Net earnings applicable to common and
common equivalent shares                               $      1,197           $        630    $      2,624           $      1,353
                                                       ============           ============    ============           ============

Basic net income per share:                            $       0.14           $       0.07    $       0.30           $       0.15
Diluted net income per share:                          $       0.14           $       0.07    $       0.30           $       0.15


Weighted average shares outstanding:
     Basic                                                    8,742                  8,740           8,741                  8,739
     Diluted                                                  8,782                  8,743           8,743                  8,804

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (THOUSANDS OF DOLLARS)

                                                                                             Nine months ended September 30,
                                                                                           -----------------------------------
                                                                                               2003                   2002
                                                                                           ------------           ------------
                                                                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $      2,866           $      1,837
  Adjustments to reconcile net income to net cash provided by operating  activities-
   Depreciation                                                                                   2,820                  2,674
   Amortization                                                                                     346                     60
   (Gain) loss on fixed asset disposition                                                           (43)                    (1)
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
     Receivables-
       Trade                                                                                        236                    (90)
       Other                                                                                       (898)                  (400)
     Inventory                                                                                     (234)                    61
     Prepaid expenses                                                                               163                  1,528
     Assets held for sale                                                                           285                    (34)
     Other                                                                                         (742)                (2,327)
   Increase (decrease) in liabilities-
     Accounts payable                                                                               276                  1,054
     Accrued expenses                                                                                20                 (2,251)
     Other long-term liabilities                                                                   (888)                   876
                                                                                           ------------           ------------
       Net cash provided by operating activities                                                  4,207                  2,987
                                                                                           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition paid with cash                                                                        --                 (2,076)
   Proceeds from disposal of fixed assets                                                         2,263                  1,035
   Assets acquired from lease buyout                                                                 --                 (1,000)
   Purchase of fixed assets, net                                                                 (1,887)                   (76)
                                                                                           ------------           ------------
       Net cash provided by (used in) investing activities                                          376                 (2,117)
                                                                                           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                       1,352                  3,500
   Principal payments on long-term debt                                                          (3,997)                (6,233)
   Proceeds from issuance of common stock                                                             9                      6
   Due to affiliates                                                                               (143)                   271
   Net borrowings (payments) on line of credit                                                    1,206                    668
                                                                                           ------------           ------------
     Net cash (used in) financing activities                                                     (1,573)                (1,788)
                                                                                           ------------           ------------

NET INCREASE (DECREASE) IN CASH                                                                   3,010                   (918)
CASH, at beginning of period                                                                        704                  1,233
                                                                                           ------------           ------------
CASH, at end of period                                                                     $      3,714           $        315
                                                                                           ============           ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                                                     $        650           $        774
                                                                                           ============           ============
Equipment acquired under capital lease                                                     $        220           $        492
                                                                                           ============           ============
Premiums financed with insurance carrier                                                   $      1,351           $      2,854
                                                                                           ============           ============

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

For the three and nine months ended September 30, 2003, we had 471,501 and 972,787 options outstanding, respectively, and warrants to purchase 2,121,662 shares of common stock as of September 30, 2003 that were excluded from the calculation of diluted EPS because they were antidilutive. Likewise, we had 1,004,460 and 448,410 options outstanding, respectively, for the three and nine months ended September 30, 2002 and warrants to purchase 2,121,662 shares of common stock as of September 30, 2002 that were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 3. LONG-TERM DEBT

In September 2002, we entered into a $10.5 million senior credit facility including a $7.0 million working capital revolving line of credit (the "Line") and a $3.5 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

Availability under the Line is the lower of: $7.0 million or the sum of 85% of eligible accounts receivable, plus the lesser of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at September 30, 2003) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of September 30, 2003 we had $4.2 million outstanding under the Line.

We have received a commitment from a bank (the "Commitment") to refinance our existing revolving line of credit and term loan. We expect to have this new facility completed during November 2003. The Commitment includes an $8.0 million working capital revolving credit facility and a $3.0 million senior term facility. The new facility will be collateralized by accounts receivable and inventory and will be subject to certain customer concentration limitations. Availability under this new line of credit will be the lower of: $8.0 million or the sum of 85% of eligible accounts receivable, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. This line will accrue interest at the prime interest rate plus 1.5% and will mature in November 2006. The term loan will be collateralized by certain equipment. It will accrue interest at the prime interest rate plus 1.75%, will have a five year amortization of principal and interest and will mature November 2006.

We do not anticipate any significant differences between the Commitment and the final terms of the new facility; however, there can be no assurances given that the terms will be the same.

At September 30, 2003, we also had outstanding approximately $8.5 million in other senior secured debt including approximately $1.2 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at September 30, 2003 we had approximately $2.2 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures in January 2007.

In August 2003, we completed a new $1.65 million real estate loan with a bank. The proceeds were used to repay the existing real estate loan, the principal balance of which totalled $1.7 million. The gain on the early extinguishment of the then existing real estate debt was recognized as income in the second quarter of 2003. The new real estate loan is payable in 240 equal monthly installments plus interest accruing at the prime interest rate plus 1.5% and is secured by our corporate office, real estate and fabrication and maintenance facilities. Further, under the terms of the new real estate credit agreement, a principal payment of $0.2 million is due in July 2008.

Our senior secured credit agreements and our real estate loan contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures. As of September 30, 2003 we were in compliance with these covenants and we expect to maintain compliance throughout 2003.

In connection with the original issuance of certain subordinated debentures, we issued to an affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of September 30, 2003. The remaining 945,833 warrants outstanding are all exercisable with exercise prices ranging from $2.25 to $6.00 per share, as set forth below:

                          Exercise Price        Warrants
                          --------------       ----------
                          $6.00                    12,500
                          $4.50                   172,222
                          $2.25                   761,111
                                               ----------
                                                  945,833
                                               ==========

NOTE 4. COMMITMENTS AND CONTINGENCIES

During September 2003 we entered into a sale leaseback transaction for two of our aircraft. We received $1.9 million upon the sale of the aircraft and entered into an operating lease for a period of 60 months. Monthly rental payments under the lease are approximately $30,000. We have the option to buy back the aircraft at the end of the lease period for 30% of the original sale price. The proceeds were used to retire debt.

NOTE 5. PREFERRED STOCK

At September 30, 2003 we had a total of 7,500 shares of Series A Preferred Stock, and 4,600 shares of Series B Preferred Stock issued and outstanding, at a total liquidation value of $12.1 million.

The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $2.25, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends, has voting rights on all matters submitted to a vote of our shareholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. Pursuant to an agreement with the preferred shareholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of September 2003 there were approximately $0.4 million dividends in arrears relating to these outstanding shares of Series A Preferred Stock. The affiliate previously agreed that dividends would not accrue after June 30, 2003 until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash.

In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. Pursuant to an agreement with the preferred shareholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of September 2003 there were approximately $0.1 million dividends in arrears relating to these outstanding shares of Series B Preferred Stock. The affiliate previously agreed that dividends would not accrue after June 30, 2003 until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash.

NOTE 6. SEGMENT INFORMATION

The following shows industry segment information for our four operating segments
- Drilling, Aviation, Survey, and Permitting for the three and nine month periods ended September 30, 2003 and 2002:

                                                   Three months ended September 30,            Nine months ended September 30,
                                                   --------------------------------            --------------------------------
                                                      2003                  2002                  2003                  2002
                                                   ----------            ----------            ----------            ----------

Operating revenues:
   Drilling                                        $    8,399            $    7,045            $   22,568            $   18,807
   Aviation                                             1,254                   637                 3,032                 2,345
   Survey                                                  --                    --                    --                    --
   Permitting                                             565                    50                 1,234                   253
                                                   ----------            ----------            ----------            ----------
     Total                                         $   10,218            $    7,732            $   26,834            $   21,405
                                                   ==========            ==========            ==========            ==========

                                                   Three months ended September 30,               Nine months ended September 30,
                                                   ---------------------------------             ---------------------------------
                                                      2003                   2002                  2003                     2002
                                                   ----------             ----------             ----------             ----------

Gross profit:
   Drilling                                        $    2,249             $    1,936             $    5,984             $    4,410
   Aviation                                               350                    163                    768                  1,044
   Survey                                                 (13)                   (21)                   (50)                   (91)
   Permitting                                             116                      8                    257                     30
   Other (Corporate)                                     (101)                  (134)                  (437)                  (417)
                                                   ----------             ----------             ----------             ----------
     Total                                         $    2,601             $    1,952             $    6,522             $    4,976

General and administrative expenses                     1,090                  1,004                  3,381                  2,310
Other expense (income), net                               372                    318                    900                    829
                                                   ----------             ----------             ----------             ----------
Income before taxes                                $    1,139             $      630             $    2,241             $    1,837
                                                   ==========             ==========             ==========             ==========

Capital Expenditures (1):
   Drilling                                        $      283             $       96             $      317             $      374
   Aviation                                               174                     20                  1,724                     20
   Survey                                                  --                     --                     --                     --
   Permitting                                              --                     --                     --                     --
   Other                                                   52                      4                     66                     34
                                                   ----------             ----------             ----------             ----------
     Total                                         $      509             $      120             $    2,107             $      428
                                                   ==========             ==========             ==========             ==========

(1) Net of assets acquired from AirJac (See Note 10) totaling $2.1 million and assets previously leased from Bank One totaling $1.0 million.

Identifiable Assets:                                     As of September 30,
                                                   --------------------------------
                                                      2003                  2002
                                                   ----------            ----------
Drilling                                           $   20,593            $   25,573
Aviation                                                7,356                 5,827
Survey                                                  1,000                 1,073
Permitting                                                 90                    40
Other                                                  13,833                 9,063
                                                   ----------            ----------
  Total                                            $   42,872            $   41,576
                                                   ==========            ==========

NOTE 7. RECENT PRONOUNCEMENTS

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

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued to establish new standards for how an entity classifies and measures certain financial "instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003. Management does not expect this statement to have a material impact on the Company's financial statements.

NOTE 8. CONCENTRATION OF CREDIT RISK

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

NOTE 9. ASSETS HELD FOR SALE

At September 30, 2003, we had $0.2 million in assets held for sale of which $0.1 million is included in "Other Assets" and $0.1 million is included in "Assets Held for Sale" in the accompanying balance sheets. As of September 30, 2003 assets held for sale included 8 steel marsh buggies as well as the remaining assets of our South American operation, for which we have specific agreements to sell. We expect to dispose of the remaining assets held for sale by the end of 2003. The carrying values, which we believe approximate fair market value of our assets held for sale at September 30, 2003, are as follows (in thousands):

                          Asset Type                                September 30, 2003
                          -------------------------------           ------------------
                          Steel marsh buggies                           $      108
                          South American facility
                            and other                                          128
                                                                        ----------
                              Total assets held for sale                $      236
                                                                        ==========

NOTE 10. ACQUISITION

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

11. STOCK BASED COMPENSATION

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

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:

                                                                      FOR THE THREE MONTHS ENDED
                                        ----------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 2003                             SEPTEMBER 30, 2002
                                        ------------------------------------------    ------------------------------------------
                                            AS           COMPEN-           PRO            AS          COMPEN-            PRO
                                         REPORTED       SATION(1)         FORMA        REPORTED       SATION(1)         FORMA
                                        -----------    -----------     -----------    -----------   ------------     -----------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to
  common and common equivalent
  shares ..........................     $    1,197            (17)     $    1,180     $      630            (17)     $      613
Basic income (loss) per share .....     $     0.14     $    (0.01)     $     0.13     $     0.07             --      $     0.07
Diluted income (loss) per
  share ...........................     $     0.14     $    (0.01)     $     0.13     $     0.07             --      $     0.07

                                                                      FOR THE NINE MONTHS ENDED
                                        ----------------------------------------------------------------------------------------
                                                    SEPTEMBER 30, 2003                           SEPTEMBER 30, 2002
                                        ------------------------------------------    ------------------------------------------
                                            AS           COMPEN-           PRO            AS          COMPEN-            PRO
                                         REPORTED       SATION(1)         FORMA        REPORTED       SATION(1)         FORMA
                                        -----------    -----------     -----------    -----------   ------------     -----------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to
  common and common equivalent
  shares ..........................     $    2,624            (34)      $    2,590     $    1,353            (34)     $    1,319
Basic income (loss) per share .....     $     0.30             --       $     0.30     $     0.15             --      $     0.15
Diluted income (loss) per
  share ...........................     $     0.30             --       $     0.30     $     0.15             --      $     0.15

(1) Represents stock based employee compensation expense determined under fair value based method for all awards, net of tax.

12. INCOME TAXES

Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during the nine month period ended September 30, 2002. For the year ended December 31, 2002 the Company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. For the three and nine month periods ended September 30, 2003 the Company reversed an additional $0.3 million and $0.6 million, respectively.

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

         During 1999, with the reduction in the price of oil and gas, we began to experience a decrease in demand for our services. In 2001 and 2002, the market experienced a rebound. Based on bid activity and existing backlog, we expect revenues to continue to improve throughout the remainder of 2003 and remain strong in 2004

         Seasonality and Weather Risks. Our operations are subject to seasonal variations in weather conditions and available daylight hours. Since our activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours.


Results of Operations                                    Three months ended September 30,          Nine months ended September 30,
                                                            2003                 2002                 2003                  2002
                                                        ------------         ------------         ------------         ------------
Operating revenue ..............................        $     10,218         $      7,732         $     26,834         $     21,405
Operating expense ..............................               7,617                5,780               20,312               16,429
                                                        ------------         ------------         ------------         ------------
Gross profit ...................................               2,601                1,952                6,522                4,976
General and administrative expenses ............               1,090                1,004                3,381                2,310
                                                        ------------         ------------         ------------         ------------
Operating income (loss) ........................               1,511                  948                3,141                2,666
Interest expense ...............................                 202                  295                  650                  774
Other income (expense) .........................                (170)                 (23)                (250)                 (55)
                                                        ------------         ------------         ------------         ------------
Income before income taxes .....................               1,139                  630                2,241                1,837
Income taxes ...................................                (300)                  --                 (625)                  --
                                                        ------------         ------------         ------------         ------------
Net income .....................................               1,439                  630                2,866                1,837
Preferred stock dividends ......................                (242)                  --                 (242)                (484)
                                                        ------------         ------------         ------------         ------------
Net income (loss) applicable to common and
common equivalent shares .......................        $      1,197         $        630         $      2,624         $      1,353
                                                        ============         ============         ============         ============

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Operating revenues increased 32%, or $2.5 million, from $7.7 million for the three months ended September 30, 2002 to $10.2 million for the three months ended September 30, 2003. Drilling revenues increased $1.4 million from $7.0 million for the three month period ended September 30, 2002 to $8.4 million for the three months ended September 30, 2003 as a result of increased seismic activity. Aviation revenues doubled from $0.6 million for the three month period ended September 30, 2002 to $1.2 million for the same three month period of 2003 as a result of more aircraft and greater hours flown. Permitting revenues increased $0.5 million from the third quarter of 2002 to the third quarter of 2003.

         Operating expenses increased 32%, or $1.8 million, from $5.8 million for the three months ended September 30, 2002 to $7.6 million for the three months ended September 30, 2003. This increase is partially attributable to higher operating payroll and payroll related costs, which increased $0.3 million from $2.6 million to $2.9 million for the three month periods ended September 30, 2002 and 2003, respectively. We currently utilize third party contractors to perform all permitting services as well as some drilling services. Third party contract services increased $0.2 million during the three months ended September 30, 2003 as compared to September 30, 2002 principally as a result of the increase in permitting revenues. Explosives and down hole expenses increased $0.6 million and repairs and maintenance expenses and fuel and oil expenses increased $0.3 million and $0.2 million, respectively, from the three months ended September 30, 2002 to the same period of 2003 as a result of increased seismic activity.

         Gross profit margins remained constant at 25% each for the three months ended September 30, 2003 and 2002 as management continues to maintain stringent control over our field operating expenses.

         General and administrative expenses increased only slightly from $1.0 million for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003.

         Interest expense decreased $0.1 million from the three months ended September 30, 2002 to the three months ended September 30, 2003. This is a result of lower levels of debt as well as reduced interest rates between the two periods.

         During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Accordingly, we accrued dividends of $0.2 million for the three months ended September 30, 2003. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash.

         Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during the three month period ended September 30, 2002. For the year ended December 31, 2002 we reversed $0.4 million of this related reserve due to our expectation of generating income in fiscal 2003. For the period ended September 30, 2003 we reversed an additional $0.3 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Operating revenues increased 25%, or $5.4 million, from $21.4 million for the nine months ended September 30, 2002 to $26.8 million for the nine months ended September 30, 2003. Revenues from our drilling and permitting operations increased $3.7 million and $1.0 million, respectively, principally as a result of an increase in seismic activity. The aviation division likewise experienced an increase in revenues of $0.7 million between the third quarters of 2002 and 2003 as a result of greater hours flown.

         Operating expenses increased 24%, or $3.9 million, from $16.4 million for the nine months ended September 30, 2002 to $20.3 million for the nine months ended September 30, 2003. This increase is partially attributable to higher operating payroll and payroll related costs, which increased $1.3 million from $7.1 million to $8.4 million for the nine month periods ended September 30, 2002 and 2003, respectively. Repairs and maintenance expenses also increased $1.3 million between the two periods. As a result of increased drilling activity for the seismic industry, explosive supplies and fuels and oils expenses increased $0.9 million and $0.4 million, respectively, for the nine months ended September 30, 2003 as compared to the same nine month period ended 2002.

         Gross profit margins were 24% and 23% for the nine months ended September 30, 2003 and 2002, respectively. This continued stability in profit margins is a direct result of increased business activity in our more profitable business segments and continued controls on operating expenses.

         General and administrative expenses increased $1.1 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Insurance expenses and professional services increased $0.2 million each. Amortization of loan closing costs and a customer intangible increased $0.3 million. We realized approximately $0.2 million in savings during the nine month period ended September 30, 2002 from renegotiating certain lease and vendor agreements with terms more favorable to us than those agreements for prior periods with no corresponding savings for the nine month period ended September 30, 2003. We also recognized a $0.1 million increase in bad debt expense due to the recovery of amounts previously expensed in the first nine months of 2002.

         Interest expense decreased $0.1 million from $0.8 million for the nine month period ended September 30, 2002 to $0.7 million for the nine month period ended September 30, 2003. The reduction was a result of lower average debt outstanding coupled with lower average interest rates during the periods.

         During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Accordingly, we accrued dividends of $0.2 million for the nine months ended September 30, 2003. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash.

         Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during the nine month period ended September 30, 2002. For the year ended December 31, 2002 we reversed $0.4 million of this related reserve due to our expectation of generating income in fiscal 2003. For the nine month period ended September 30, 2003 we reversed an additional $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         At September 2003, we had approximately $3.7 million in cash compared to approximately $0.7 million at December 31, 2002. We had working capital of approximately $8.0 million at September 30, 2003, compared to approximately $3.0 million at December 31, 2002. The improved working capital from December 31, 2002 to September 30, 2003 is due primarily to the increased business activity while maintaining consistent profit margins and cost controls.

         Cash provided by operating activities was $4.2 million for the period ended September 30, 2003 compared to cash provided by operating activities totalling $3.0 million for the period ended September 30, 2002. Our cash position improved principally as a result of increased seismic drilling activity and improved operating results.

         In September 2002, we entered into a $10.5 million senior credit facility with a bank including a $7.0 million working capital revolving line of credit (the "Line") and a $3.5 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

         Availability under the Line is the lower of: $7.0 million or the sum of 85% of eligible accounts receivable, plus the lesser of: 50% of the cost of eligible inventory or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at September 30, 2003) and matures on August 31, 2004. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of September 30, 2003 we had $4.2 million outstanding under the Line.

         We have received a commitment from a bank (the "Commitment") to refinance our existing revolving line of credit and term loan. We expect to have this new facility completed during November 2003. The Commitment includes an $8.0 million working capital revolving credit facility and a $3.0 million senior term facility. The new facility will be collateralized by accounts receivable and inventory and will be subject to certain customer concentration limitations. Availability under this new line of credit will be the lower of: $8.0 million or the sum of 85% of eligible accounts receivable, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. This line will accrue interest at the prime interest rate plus 1.5% and will mature in November 2006. The term loan will be collateralized by certain equipment. It will accrue interest at the prime interest rate plus 1.75%, will have a five year amortization of principal and interest and will mature November 2006. We do not anticipate any significant differences between the Commitment and the final terms of the new facility; however, there can be no assurances given that the terms will be the same.

         At September 30, 2003, we also had outstanding approximately $8.5 million in other senior secured debt including approximately $1.2 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at September 30, 2003 we had approximately $2.2 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures in January 2007.

         In August 2003, we completed a new $1.65 million real estate loan with a bank. The proceeds were used to repay the existing real estate loan, the principal balance of which totalled $1.7 million. The gain on the early extinguishment of the then existing real estate debt was recognized as income in the second quarter of 2003. The new real estate loan is payable in 240 equal monthly installments plus interest accruing at the prime interest rate plus 1.5% and is secured by our corporate office, real estate and fabrication and maintenance facilities. Further, under the terms of the new real estate credit agreement, a principal payment of $0.2 million is due in July 2008.

         Our senior secured credit agreements and real estate loan contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures. As of September 30, 2003 we were in compliance with these covenants and we expect to maintain compliance throughout 2003.

         Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2002, we acquired the assets of AirJac Drilling (See Note 10) and approximately $0.4 million of new vehicles accounted for as a capital lease. Thus far in 2003, we have acquired two new aircraft totalling approximately $1.6 million and approximately $0.2 million of new vehicles under capital leases. For the remainder of 2003 we expect to continue renewing our rolling stock of vehicles, expanding our aviation fleet and pursuing various strategic acquisitions. We recently announced the restructuring of our aviation fleet to expand our offshore and heavy lifting capabilities. At this time, we have no further material commitments outstanding for expenditures nor do we anticipate acquiring a significant amount of capital assets in the remainder of 2003.

CRITICAL ACCOUNTING POLICIES

         There have been no changes to the Company's accounting policies as disclosed in our Form 10-K for the period ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report regarding our financial position and liquidity, our strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the successful restructuring our aviation fleet and acceptance by our customers and potential customers; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico; and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our other public filings. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2002. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of our third fiscal quarter of 2003 (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on September 4, 2003, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's shareholders. The following table shows the results of voting as to each nominee:

NOMINEES                                                  FOR                            WITHHELD AUTHORITY
Crichton W. Brown                                     10,453,764                               342,306
Michael G. DeHart                                     10,778,764                                17,306
James C. Eckert                                       10,453,764                               342,306
Steven T. Stull                                       10,453,764                               342,306
Richard C. White                                      10,778,764                                17,306

At the same meeting, the following proposals were also approved by the Company's shareholders:

                                                                         FOR           AGAINST         ABSTENTIONS
Increase in the number of shares issuable under the Company's
stock incentive plan..........................................        8,416,657        401,683            5,361


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         31.1 Section 302 Certification of Chief Executive Officer
         31.2 Section 302 Certification of Chief Financial Officer
         32.1 Section 906 Certification of Chief Executive Officer
         32.2 Section 906 Certification of Chief Financial Officer

 (b) Reports on Form 8-K

         Current Report on Form 8-K on August 15, 2003 regarding change in certifying accountant.

         Current Report on Form 8-K on September 22, 2003 regarding accrual of preferred stock dividends.

We also furnished information to the SEC on a Current Report on Form 8-K under
Item 12, Results of Operations and Financial Condition. Current Reports on Form 8-K under Item 12 are not considered to be "filed" for purposes of Section 18 of the Exchange Act and are not subject to the liabilities of that section, but are filed to provide full disclosure under Regulation FD.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                           OMNI ENERGY SERVICES CORP.



Dated: November 10, 2003                      /s/ JAMES C. ECKERT
                                    -------------------------------------------
                                                  James C. Eckert
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)




Dated: November 10, 2003                        /s/ G. DARCY KLUG
                                    -------------------------------------------
                                                   G. Darcy Klug
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER         DESCRIPTION
 -------        -----------
   31.1         Section 302 Certification of Chief Executive Officer
   31.2         Section 302 Certification of Chief Financial Officer
   32.1         Section 906 Certification of Chief Executive Officer
   32.2         Section 906 Certification of Chief Financial Officer
