Form 10-K
period 2003-12-31
OMNI ENERGY SERVICES CORP
filed 2004-03-30
CIK 1046212

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

           4500 NE EVANGELINE THWY
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003 was $9,207,452.

      The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 26, 2004 was 10,908,199.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for our 2004 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

                           OMNI ENERGY SERVICES CORP.
                         ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                PART I
Items 1 and 2.  Business and Properties..................................................................      2
Item 3.         Legal Proceedings........................................................................     13
Item 4.         Submission of Matters To a Vote of Security Holders......................................     13

                PART II
Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters.....................     14
Item 6.         Selected Financial Data..................................................................     15
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations....     16
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk...............................     26
Item 8.         Financial Statements and Supplementary Data..............................................     27
Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....     51
Item 9A.        Controls and Procedures..................................................................     51

                PART III
Item 10.        Directors and Executive Officers of the Registrant.......................................     51
Item 11.        Executive Compensation...................................................................     51
Item 12.        Security Ownership of Certain Beneficial Owners and Management...........................     52
Item 13.        Certain Relationships and Related Transactions...........................................     52
Item 14.        Principal Accountant Fees and Services...................................................     52

                PART IV
Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................     52

SIGNATURES...............................................................................................     53
EXHIBIT INDEX............................................................................................     54

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

      OMNI Energy Services Corp. is a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain and
(ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. We operate in two business divisions - Seismic Drilling and Aviation Services

      The principal market of our Seismic Drilling division is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In 1997, we commenced operations in the mountainous regions of the Western United States. In 2003, we initiated seismic drilling activities in various Transition Zone regions of Mexico. We previously operated in Canada and South America but, in 1999, we ceased these international operations pending improvements in these specific markets.

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

      We operate a fleet of 29 company-owned, leased and customer-owned helicopters, and one fixed-wing aircraft, from bases or heliports located in the Gulf Coast regions of Louisiana and Texas. Our land-based aviation customers are primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers include oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. We maintain and operate certain customer-owned aircraft providing air medical transportation services for hospitals and medical programs in various counties of East Texas. The aircraft dedicated to this operation are specifically outfitted to accommodate emergency patients and emergency medical equipment. We also maintain an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers. In November 2003, we acquired American Helicopters, Inc. ("AHI") establishing us as a leading provider of helicopter transportation services in the Gulf of Mexico.

      We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. ("OMNI") was formed as a Louisiana corporation on September 11, 1997.

INDUSTRY OVERVIEW

      SEISMIC DRILLING. Seismic data generally consists of computer-generated three-dimensional ("3-D") images or two-dimensional ("2-D") cross sections of subsurface geologic formations and is used in the exploration of new hydrocarbon reserves and as a tool for enhancing production from existing reservoirs. Onshore seismic data is acquired by recording subsurface seismic waves produced by an energy source, usually dynamite, at various points ("source points") at a project site. Historically, 2-D surveys were the primary technique used to acquire seismic data. However, advances in computer technology have made 3-D seismic data, which provides a more comprehensive geophysical image, a practical and capable oil and gas exploration and development tool. 3-D seismic data has proven to be more accurate and effective than 2-D data at identifying potential hydrocarbon-bearing geological formations. The use of 3-D seismic data to identify locations to drill both exploration and development wells has improved the economics of finding and producing oil and gas reserves, which in turn has created increased demand for 3-D seismic surveys and seismic support services.

      Oil and gas companies generally contract with independent geophysical companies to acquire seismic data. Once an area is chosen for seismic analysis, permits and landowner consents are obtained, either by us, by the geophysical company or by special permitting agents. The geophysical company, then, determines the layout of the source and receiving points. For 2-D data, the typical configuration of source and receiving points is a straight line with a source point and small groups of specialized sensors ("geophones") or geophone stations placed evenly every few hundred feet along the line. For 3-D data, the configuration is generally a grid of perpendicular lines spaced a few hundred to a few thousand feet apart, with geophone stations spaced evenly every few hundred feet along one set of parallel lines, and source points spaced evenly every few hundred feet along the perpendicular lines. This configuration is designed by the geophysical company to provide the best imaging of the targeted geological structures while taking into account surface obstructions such as water wells, oil and gas wells, pipelines and areas where landowner consents cannot be obtained. A survey team, then, marks the source points and geophone locations, and the source points are drilled and loaded with dynamite.

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

      After the raw seismic data has been acquired, it is sent to a data processing facility. The processed data can then be manipulated and viewed on computer workstations by geoscientists to map the subsurface structures to identify formations where hydrocarbons are likely to have accumulated and to monitor the movement of hydrocarbons in known reservoirs. Domestically, seismic drilling and survey services are typically contracted to companies, such as OMNI, as geophysical companies have found it more economical to outsource these services and focus their efforts and capital on the acquisition and interpretation of seismic data.

      AVIATION SERVICES. We provide equipment and personnel transportation services to (i) geophysical companies working in various regions of the United States and (ii) oil and gas companies operating principally in the shallow waters of the Gulf of Mexico. Our aviation revenues are dependent upon the demand for our services, which is impacted by the pricing and terms of our contracts. Demand for helicopter services is measured in flight hours flown. The level of demand for helicopter services is also dependent upon domestic geophysical activity, oil and gas exploration and development and production activities. Customer budgets for these activities are influenced by actual and anticipated commodity prices for oil and gas.

      Helicopter contracts are for varying periods (generally one year) and permit the customer to cancel the charter before the end of the contract term for a variety of reasons, including safety violations and non-performance. At the expiration of the contract, customers typically negotiate renewal terms for the next contract period. Sometimes customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment availability and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.

DESCRIPTION OF OPERATIONS

      We provide an integrated range of services including (i) onshore seismic drilling, operational support, permitting, surveying and helicopter support to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States and (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico.

      SEISMIC DRILLING. Our primary activity is the drilling and loading of source points for seismic analysis. Once the geophysical company has plotted the various source points and a survey crew has marked their locations, our drill crews are deployed to drill and load the source points.

      In the Transition Zone, we use water pressure rotary drills mounted on various types of vehicles to drill the source holes. The nature, accessibility and environmental sensitivity of the terrain surrounding the source point determine the type of vehicle used. Transition Zone source holes are generally drilled to depths of 40 to 180 feet, depending on the nature of the terrain and the needs of the geophysical company, using ten-foot sections of drill pipe, which are carried with the drilling unit. Our Transition Zone vehicles are typically manned with a driver and one or two helpers. The driver is responsible for maneuvering the vehicle into position and operating the drilling unit, while the helper sets and guides the drill into position, attaches the drilling unit's water source, if drilling in dry areas, and loads the drill pipe sections used in the drilling process. Once the hole has been drilled to the desired depth, it is loaded with dynamite, which is carried onboard our vehicles in special containers. The explosive charge is set at the bottom of the drill hole and then tested to ensure that the connection has remained intact. Once the charge has been tested, the hole is plugged in accordance with local, state and federal regulations and marked so that the geophysical company can identify it for detonation at a later date. This process is repeated throughout the survey area until all source points have been drilled and loaded.

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

      Currently, we have 25 permit agents under contract conducting services throughout the Gulf Coast States. These agents have significant experience in the permit acquisition and management process.

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

      Helicopter Support. Working in concert with our Aviation Services division, we provide helicopter support throughout the continental United States to geophysical companies and certain federal and state governmental agencies when needed. We use long-line helicopters to shuttle geophones and recorders used to collect seismic data between receiving points. Once seismic data has been acquired from a portion of the project site, the geophones and recorders must be moved into position to collect data from the next area to be analyzed. By using helicopters, we are able to reduce delays in completing stages of a seismic project by transporting the geophones and recording boxes to the next receiving points in the survey area, in an efficient manner, and with minimal environmental impact. Our helicopters are also used to transport heli-portable drilling units and their crews into remote, or otherwise inaccessible terrain, in an efficient and environmentally sensitive manner. Currently, two of our fleet of 29 helicopters are used exclusively to support our seismic drilling operations.

      International Operations. We commenced line cutting and survey services in South America in July 1998, in conjunction with the formation of our joint venture, OMNI International Energy Services -- South America, Ltd. During 1999, we removed a portion of our equipment from South America and reduced operating levels to a minimum pending improvements in market conditions. In 2003, we sold our remaining assets in South America. We have commenced limited seismic drilling operations in various Transition Zone regions of Mexico.

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

      AVIATION SERVICES. Currently, we operate 29 helicopters and one fixed-wing aircraft. Our offshore helicopters derive revenue from the transport of our customers' workers and equipment to platforms, drilling rigs and other offshore structures. Oil and gas exploration and production companies and other offshore service companies use our aviation services primarily for routine offshore transportation, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of our customers have entered into contracts for transportation services for a term of one year or longer, although some do hire us on an "ad hoc" or "spot" basis.

      Many of our aircraft are available for hire by any customer, but 17 are dedicated to individual customers. We operate helicopters that have flying ranges up to 150 miles from shore, but we maintain various offshore re-fueling locations to increase the helicopters range and the amount of time a helicopter can operate offshore. Our pilots, several of whom are Airline Transport Pilots, Certified Flight Instructors, Certified Flight & Instrument Instructors and are commercially licensed, have an average of approximately 11,000 flight hours. We perform all routine maintenance on our aircraft at our primary repair and hangers facilities in Carencro, Louisiana and Angleton, Texas.

FACILITIES AND EQUIPMENT

      FACILITIES - SEISMIC DRILLING. Our corporate headquarters, fabrication facility and primary maintenance facility are situated in two buildings located on approximately 34 acres of land in Carencro, Louisiana. The buildings, constructed in 1998, provide approximately 20,000 square feet of office space and 32,000 square feet of covered maintenance and fabrication space.

      During part of 2002, we leased an operations base in Loveland, Colorado to support our rock-drilling operations. The lease expired in 2002, at which point, we decided to consolidate our equipment into our primary maintenance facility in Carencro, Louisiana. We owned an office and warehouse facility in Santa Cruz, Bolivia, but it was sold in 2003 in connection with discontinuing our operations in South America.

      From 1999 to 2001, we leased from an affiliate two additional buildings adjacent to our main headquarters. The buildings provided approximately 2,500 square feet of office space and 19,000 square feet of covered maintenance, fabrication and warehouse space. We used these buildings for the storage and maintenance of a portion of our survey and aviation assets. The lease on these facilities expired in 2001, at which point, we moved the remaining assets and personnel into our primary maintenance facility.

      FACILITIES - AVIATION SERVICES. Our primarily Eastern Gulf of Mexico regional hangar and repair facility is located within our maintenance facility in Carencro, Louisiana. Our primary Western Gulf of Mexico regional hanger and repair facility is located on property leased from the Brazoria County Airport Commission in Angleton, Texas. The lease covers 2.5 acres and two buildings, with an aggregate of approximately 19,300 square feet. The monthly rent paid by us is $5,700. The lease for this facility expires in 2006 and contains a three
(3) year renewal option following the expiration date. Both regional facilities house our aviation operational, executive and administrative offices and the primary repair and maintenance facility.

      In March 2004, we acquired approximately 13 acres of land and improvements located in Intracoastal City, Louisiana. We plan to consolidate into Intracoastal City, Louisiana, all of our primary aviation repair, maintenance, administration and hangar facilities from their current locations in Carencro, Louisiana and Angleton, Texas.

      We also lease property for five additional bases to service the oil and gas industry offshore Louisiana and Texas. Those bases in which we have made a significant investment in leasehold improvements include: Grand Chenier, Abbeville, Patterson and Fourchon, Louisiana, and Port Lavaca, Texas.

      Our Air Emergency Operation-related facilities include Lufkin, Port Arthur and Beaumont, Texas.

      At the customer's request, we also operate from offshore platforms that are provided, without charge, by the owners of the platforms. In certain instances, we are required to indemnify the owners of these platforms against loss in connection with our use thereof.

      TRANSITION ZONE TRANSPORTATION AND DRILLING EQUIPMENT. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                                                        NUMBER OF UNITS AS
                                TYPES OF EQUIPMENT                     OF DECEMBER 31, 2003
                                ------------------                     --------------------
                  Highland Drilling Units (1) ................                    79

                  Water Buggies ..............................                    60

                  Aluminum Marsh ATV's........................                    23

                  Steel Marsh ATV's (2).......................                     8

                  Airboat Drilling Units......................                    40

                  Swamp ATV's.................................                    30

                  Pullboats...................................                    21

                  Pontoon Boats...............................                    15

                  Jack-Up Rigs................................                     1

                  Skid-Mounted Drilling Units.................                    20

----------
      (1) Twenty of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone

      (2) These drilling units are currently held for sale (see Note 4 to the Consolidated Financial Statements).

      Because of our extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which we fabricated, we believe that we are the only company that currently can provide an integrated range of seismic drilling and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

      HIGHLAND DRILLING UNITS AND WATER BUGGIES. We currently own and operate 79 highland drilling units for seismic drilling in dry land areas, 20 of which are currently dedicated to our seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. This highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a "water buggy"(of which we own 60) that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

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

      We own and operate 31 marsh ATV's, of which eight are made of stainless steel and 23 are made of aluminum. All of the stainless steel marsh ATV's are currently held for sale. The aluminum ATV's are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Landowner consents will often require the use of aluminum ATV's in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana, state and federal refuges. We fabricated our own aluminum marsh ATV's at our facilities in Carencro, Louisiana.

      AIRBOAT DRILLING UNITS. We own and operate 40 airboat drilling units. An airboat-drilling unit consists of a drilling unit fabricated and installed on a large, three-engine airboat. Because of their better mobility, airboat-drilling units are used in shallow waters and all marsh areas where sufficient water is present.

      SWAMP ATV'S AND PULLBOATS. Wooded lowlands typically covered with water are referred to as the "swamp areas" of the Transition Zone. Our swamp ATV's are used to provide drilling services in these areas. Swamp ATV's are smaller, narrower versions of the marsh ATV's. The smaller unit is needed in swamp areas due to the dense vegetation typical in the terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. We own and operate 30 swamp ATV's and 21 pullboats. Swamp ATV's are also used in connection with survey operations in swamp areas.

      PONTOON BOATS. We own and operate 15 pontoon boats that are used in shallow or protected inland bays and lakes and shallow coastal waters. Each pontoon boat uses a skid-mounted drilling unit installed on board.

      JACK-UP RIGS. When a seismic survey requires source points to be drilled in deeper inland bays or lakes or in deeper coastal waters, we use jack-up rigs equipped with one of our skid-mounted drilling units. Seismic activity in water deeper than approximately 20 feet is generally conducted by using offshore seismic techniques that do not include the drilling and loading of source points. We currently have one jack-up rig.

      SKID-MOUNTED DRILLING UNITS. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pullboats, pontoon boats, jack-up rigs and other equipment we operate based on customer needs. We manufacture our skid-mounted drilling units at our facilities in Carencro, Louisiana and we own 20 of these units, one of which is located outside of the Transition Zone.

      MISCELLANEOUS. We own and operate 88 single engine airboats and 21 outboard powered boats, which we use to ferry personnel and supplies to locations throughout the Transition Zone. We also maintain a fleet of seven tractor-trailer trucks and numerous other trucks, trailers and vehicles to move our equipment and personnel to projects throughout the Transition Zone.

      HELI-PORTABLE AND SEISMIC ROCK DRILLING EQUIPMENT. We have 20 heli-portable and man-portable drilling units and 24 highland drilling units dedicated to seismic rock drilling. We also have the ability to manufacture our own heli-portable and man-portable seismic rock-drilling units, and often export and provide servicing of heli-portable and man-portable drilling units.

      AVIATION EQUIPMENT. The following table sets forth the type and number of aircraft that are operated by our Aviation division:

                                                                   NUMBER OF
                                HELICOPTERS                         AIRCRAFT
                                                                    --------
                Sikorsky 76-A...........................               1(1)
                Bell 407................................               4(1)
                Bell Long Ranger 206L-III...............               11
                Bell Jet Ranger 206B-III................               8
                Bell UH-1H..............................               1
                Eurocopter BO-105.......................               3
                Hughes MD 500 E.........................               1

                            FIXED WING AIRCRAFT

                King Air 90.............................               1

----------
      (1) Includes one Sikorsky 76 and one Bell 407 acquired after December 31, 2003.

MATERIALS AND EQUIPMENT

      The principal materials and equipment used in our seismic drilling operations, which include drills, heli-portable and man-portable drills, drill casings, drill bits, engines, gasoline and diesel fuel, dynamite, aluminum and steel plate, welding gasses, trucks and other vehicles, are currently in adequate supply from many sources. We do not depend upon any single supplier or source for such materials.

      For aircraft maintenance and repairs, we carry an inventory of aircraft parts. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers' and Federal Aviation Administration ("FAA") specifications, and returned to inventory. There are currently adequate supplies of replacement parts from many sources, including the original equipment manufacturer; however, we sometimes experience extended lead times for deliveries. We use systematic procedures to estimate valuation of these used parts, which includes consideration of their condition and continuing utility. These valuation estimates sometimes impact the carrying values of inventory reported in our financial statements.

SAFETY AND QUALITY ASSURANCE

      We maintain a stringent safety assurance program to reduce the possibility of accidents. Our HSE department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees, which include first aid and CPR training. Our HSE manager reports directly to our Chief Executive Officer and supervises five HSE field advisors and one instructor who provide Occupational Safety and Health Act ("OSHA") mandated training. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

      Our pilots are trained to the FAA Federal Aviation Regulation ("FAR") 135 (non-scheduled commercial passenger) or 133 (external load) standards and must satisfy annual FAA check-rides. Licensed maintenance personnel are deployed to each project site at which aircraft are used. The operation of helicopters inherently involves risk. Hazards such as aircraft accidents, collisions, fire and adverse weather are hazards, which must be managed and may result in loss of life, serious injury to employees or third parties and loss of equipment and revenues.

      Our aviation safety record is very favorable in comparison to the record of United States operators. A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. We place significant emphasis on safety and it is an important factor affecting daily operations.

CUSTOMERS; MARKETING; CONTRACTING

      CUSTOMERS. Historically, our customers have primarily been geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A few customers have, historically, generated a large portion of our seismic drilling revenue. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 71% (Grant Geophysical, Quantum Geophysical and Western Geophysical), 84% (Veritas DGC and Western Geophysical) and 71% (Quantum Geophysical, Seismic Exchange, and Veritas DGC) of revenue for fiscal 2001, 2002 and 2003, respectively. While we expect oil and gas companies utilizing our aviation services will eventually comprise a greater share of our revenue base, we currently derive a significant amount of our revenue from a small number of large geophysical companies and independent oil and gas operators. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

      The majority of our customers are engaged in the oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economics and industry conditions. We do not generally require collateral in support of trade receivables, but we do maintain reserves for credit losses. Actual losses have historically been within expectations.

      MARKETING. Our Seismic Drilling services have traditionally been marketed by our principal executive officers. We believe that this marketing approach helps us preserve long-term relationships established by our executive officers. Even as our geographical and service capabilities expand, we intend to continue implementing these marketing efforts in both the Transition Zone and in the Rocky Mountain region from our principal offices in Carencro, Louisiana.

      Our Aviation Services are marketed from offices in Louisiana and Texas by two marketing representatives with more than fifty years combined experience in providing helicopter transportation services.

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

      AVIATION SERVICES. Exploration and development activities generally use medium size and larger aircraft on which we generally earn higher margins. Production related activities are generally less sensitive to variances in commodity prices and accordingly, provide a more stable activity base for our flight operations. A majority of our operating revenue is related to production activities of the oil and gas companies.

      Helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus, additional fees for each hour flown. We also provide services to customers on an "ad hoc" basis, which generally entails a shorter notice period or shorter duration. Our charges for "ad hoc" services are generally based on an hourly rate or a daily or monthly fixed fee plus, additional fees for each hour flown. Generally, "ad hoc" services have a higher margin than other helicopter contracts due to supply and demand dynamics.

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

      HELICOPTER SUPPORT SERVICES. We have numerous competitors that provide helicopter support services to geophysical companies operating in the Transition Zone. We believe, however, that we are the only company offering both seismic drilling and long-line support services in the Transition Zone. We believe that there are numerous companies offering helicopter services in rock drilling and other mountain areas, as well as internationally. Some of these companies have greater experience in these areas and several operate more aircraft than we do in these areas.

      The market to provide offshore transportation services in the Gulf of Mexico is extremely competitive. Many of our contracts are awarded only after competitive bidding. The principal aspects of competition are safety, price, reliability, availability and service. There are two major and several smaller and like-size competitors operating in the Gulf of Mexico. Some of these competitors are much larger, have more aircraft and have greater experience than we do in this area.

SEASONALITY AND WEATHER RISKS

      Our Seismic Drilling operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies at the end of the fourth quarter and in the first quarter is generally lower than at other times of the year. As a result, our revenue and gross profit during the fourth quarter and the first quarter of each year are typically low as compared to the other quarters. Operations may also be affected by the rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for our equipment and decrease the number of vehicles available for operations.

      Three types of weather-related or seasonal occurrences impact our aviation business: poor weather conditions, tropical storm season in the Gulf of Mexico, and the number of hours of daylight.

      In the Gulf of Mexico, the months of December through February have more days of adverse weather conditions than the other months of the year. Also in the Gulf of Mexico, June through November is tropical storm season. When a tropical storm is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during tropical storms, we are unable to operate in the area of the storm. In addition, since most of our bases are located along the Gulf of Mexico, tropical storms may cause substantial damage to our property, including helicopters. Additionally, we incur cost in evacuating our aircraft and bases during tropical storms.

      Since fall and winter months have fewer hours of daylight, flight hours are generally lower at these times, which typically results in a reduction in operating revenues during these months. We currently operate 24 helicopters in our oil and gas operations, two helicopters in our seismic drilling operations and three helicopters in our Air Emergency Services operations.

      Our operating results may, and usually do, vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

BACKLOG

      Our backlog represents those seismic drilling and survey projects for which a customer has hired us and has scheduled a start date for the project. Projects currently included in our backlog are subject to termination or delay without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported.

      As of December 31, 2003, our backlog was approximately $36.3 million compared to $33.3 million at December 31, 2002. Backlog at December 31, 2003 includes seismic drilling and survey projects in the Transition Zone, in addition to, seismic rock drilling projects. Our aviation and permitting divisions, historically, have not measured backlog due to the nature of our business and our contracts, which are generally cancelable by either party with thirty days written notice.

GOVERNMENTAL REGULATION

      SEISMIC DRILLING. Our operations and properties are subject to and affected by various types of governmental regulation, including laws and regulations governing the entry into and restoration of wetlands, the handling of explosives and numerous other federal, state and local laws and regulations. To date our cost of complying with such laws and regulations has not been material, but because such laws and regulations are changed frequently, it is not possible for us to accurately predict the cost or impact of such laws and regulations on our future operations.

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

      AVIATION SERVICES. As a commercial operator of small aircraft, we are subject to regulations pursuant to the Federal Aviation Administration Authorization Act of 1994, as amended (the "Federal Aviation Act"), and other statutes. The FAA regulates our flight operations, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and other aspects of our operations. We require a Air Taxi Certificate, granted by the FAA, to transport personnel and property in our helicopters. This certificate contains operating specifications that allow us to conduct our present operations, but this certificate is potentially subject to amendment, suspension and revocation in accordance with procedures set forth in the Federal Aviation Act. We are not required to file tariffs showing rates, fares and other charges with the FAA. The FAA is responsible for ensuring that we comply with all FAA regulations relating to the operation of our aviation business. The FAA conducts regular inspections regarding safety, training and general regulatory compliance of our domestic aviation operations. Additionally, we are required to file with the FAA, reports confirming our continued compliance.

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

      We also are subject to the Communications Act of 1934, because of our ownership and operation of a radio communications flight following network throughout the Gulf of Mexico.

      Numerous other federal statutes and rules regulate our offshore operations and the operations of our customers, pursuant to which the government has the ability to suspend, curtail, or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period of time would have an immediate and materially adverse impact on us. A substantial modification of current offshore operations could adversely affect the economics of such operations and result in reduced demand for our helicopter services.

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

INSURANCE

      SEISMIC DRILLING. Our operations are subject to the inherent risks of inland marine activity, heavy equipment operations and the transporting and handling of explosives, including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. We maintain insurance coverages against certain of these risks, which we believe are reasonable and customary in the industry. We also maintain insurance coverage against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our equipment or facilities. All policies are subject to deductibles and other coverage limitations. We believe our insurance coverage is adequate. Historically, we have not experienced an insured loss in excess of our policy limits; however, there can be no assurance that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

      AVIATION SERVICES. We maintain hull and liability insurance on our aircraft, which insures us against physical loss of, or damage to, our aircraft and against certain legal liabilities to others. In some instances, we are covered by indemnity agreements with certain customers in lieu of, or in addition to our insurance. Our aircraft are not insured for loss of use. While we believe we are adequately covered by insurance and indemnification agreements, the loss of, or severe damage to, a significant number of our aircraft could adversely affect revenues and profits.

EMPLOYEES

      As of December 31, 2003, we had 269 employees, including 223 operating personnel and 46 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and offices held by each of the executive officers as of March 26, 2004 are as follows:

                            NAME                AGE                 POSITION
                            ----                ----                --------
               James C. Eckert..............     54       President and Chief Executive Officer

               G. Darcy Klug................     52       Chief Financial Officer

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

      G. DARCY KLUG is our Chief Financial Officer. He joined us in May 2001, after being involved in private investments since 1987. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various financial positions with Galveston-Houston Company, a manufacturer of oil and gas equipment listed for trading on the New York Stock Exchange. Between 1973 and 1979, he was a member of the audit staff of Pricewaterhouse Coopers. Mr. Klug is a graduate of Louisiana State University and is a member of the Louisiana State Board of Certified Public Accountants.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in various legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

      On February 13, 2004, we commenced litigation against a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A 8% Convertible Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred Stock, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred Stock from $2.50 to $0.75, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law.

      Prior to the commencement of this litigation by us, we were notified, through our counsel, that ACP claimed our redemption of the shares of Series A 8% Convertible Preferred Stock was "a breach of OMNI's obligations to ACP under those provisions of its corporate charter that govern the conversion and redemption of the Preferred Stock, as well as a breach of fiduciary duty to ACP, violation of the Louisiana Blue Sky law and the federal securities laws, the Louisiana Business Corporation law and other provisions of Louisiana law."

      We are not currently aware of an actual lawsuit or counterclaim filed by Advantage Capital Partners to our action. If we are served with any lawsuit or counterclaim, we will vigorously defend against such allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed for quotation on the Nasdaq National Market under the symbol "OMNI". At March 26, 2004, we had 1,730 stockholders of record of Common Stock. The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated, giving retroactive effect to the one for three reverse stock split effective July 3, 2002.

                                                         HIGH          LOW
                                                       --------      --------
                        2002

                        First quarter............      $   3.63      $   1.80
                        Second quarter...........      $   2.64      $   1.00
                        Third quarter............      $   2.38      $   1.29
                        Fourth quarter...........      $   1.37      $   0.74

                        2003

                        First quarter............      $   1.14      $   0.75
                        Second quarter...........      $   1.98      $   0.81
                        Third quarter............      $   2.80      $   1.49
                        Fourth quarter...........      $   7.48      $   2.19

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003:

                                                                                                 (C)
                                                                                          NO. OF SECURITIES
                                                   (A)                                        REMAINING
                                                NUMBER OF                                   AVAILABLE FOR
                                             SECURITIES TO BE                              FUTURE ISSUANCE
                                             ISSUED UPON THE             (B)                UNDER EQUITY
                                               EXERCISE OF         WEIGHTED AVERAGE         COMPENSATION
                                               OUTSTANDING        EXERCISE PRICE OF       PLANS (EXCLUDING             (D)
                                                 OPTIONS,            OUTSTANDING             SECURITIES        TOTAL OF SECURITIES
                                               WARRANTS AND       OPTIONS, WARRANTS         REFLECTED IN          REFLECTED IN
               PLAN CATEGORY                      RIGHTS              AND RIGHTS          COLUMNS (A) & (B)     COLUMNS (A) & (C)
               -------------                      ------              ----------          -----------------     -----------------
Equity Compensation Plans
     Approved by Stockholders ...........       1,337,730              $   2.74                 162,270             1,500,000
Equity Compensation Plans Not
     Approved by Stockholders ...........          94,565              $   2.70                   5,435               100,000
                                                ---------              --------                 -------             ---------
     Total ..............................       1,432,295              $   2.74                 167,705             1,600,000
                                                =========              ========                 =======             =========

PLAN NOT APPROVED BY STOCKHOLDERS

      In January 1999, we approved the Amended OMNI Energy Services Corp. 1999 Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of our Common Stock to non-officer employees of our company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the effective date of the grant. A total of 100,000 shares of Common Stock are authorized, of which 5,435 remain available for issuance at December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data as of and for the five years ended December 31, 2003 are derived from our audited consolidated financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The per share data gives retroactive effect to the one for three reverse stock split effective July 3, 2002.

      The financial statements for the years ended December 31, 1999 through 2001, were audited by Arthur Andersen LLP ("Andersen"), who has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2000 and 2001, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                         1999         2000         2001         2002         2003
                                                                         ----         ----         ----         ----         ----
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
         INCOME STATEMENT DATA:
         Operating revenue ........................................    $ 32,687     $ 16,563     $ 23,686     $ 27,796     $ 37,055
         Operating expense ........................................      35,443       20,212       20,893       22,142       28,741
                                                                       --------     --------     --------     --------     --------
         Gross profit .............................................      (2,756)      (3,649)       2,793        5,654        8,314
         General and administrative expense .......................      12,344        5,999        3,126        3,771        4,820
         Asset impairment and other charges .......................      10,336       11,284          632           --           --
                                                                       --------     --------     --------     --------     --------
         Operating income (loss) ..................................     (25,436)     (20,932)        (965)       1,883        3,494
         Interest expense .........................................       2,989        3,012        1,300        1,079          999
         Other expense (income), net ..............................         150        1,846       (7,929)          (4)         245
                                                                       --------     --------     --------     --------     --------
         Income (loss) before income taxes ........................     (28,575)     (25,790)       5,664          808        2,250
         Income tax expense (benefit) .............................      (1,275)          --           --         (400)      (1,600)
                                                                       --------     --------     --------     --------     --------
         Income (loss) before minority interest ...................     (27,300)     (25,790)       5,664        1,208        3,850
         Minority interest and income (loss) of
            Subsidiaries ..........................................        (362)         (17)          --           --           --
                                                                       --------     --------     --------     --------     --------
         Net income (loss) from continuing operations .............     (26,938)     (25,773)       5,664        1,208        3,850
         Discontinued operations ..................................          --           --           --           --         (367)
                                                                       --------     --------     --------     --------     --------
         Net income ...............................................     (26,938)     (25,773)       5,664        1,208        3,483
         Accretion of preferred stock and preferred stock dividends          --           --         (726)        (484)        (484)
                                                                       --------     --------     --------     --------     --------
         Net earnings (loss) applicable to common and common
            equivalent shares .....................................    $(26,938)    $(25,773)    $  4,938     $    724     $  2,999
                                                                       ========     ========     ========     ========     ========
         Basic Income (loss) per common share:
            Income from continuing operations .....................    $  (5.07)    $  (4.43)    $   0.63     $   0.14     $   0.44
            (Loss) from discontinued operations ...................          --           --           --           --        (0.04)
            Net Income ............................................    $  (5.07)    $  (4.43)    $   0.63     $   0.14     $   0.40
            Net Income applicable to common and common
              equivalent shares ...................................    $  (5.07)    $  (4.43)    $   0.55     $   0.08     $   0.34
         Diluted Income (loss) per common share:
            Income from continuing operations .....................    $  (5.07)    $  (4.43)    $   0.58     $   0.14     $   0.44
            (Loss) from discontinued operations ...................          --           --           --           --     $  (0.04)
            Net Income ............................................    $  (5.07)    $  (4.43)    $   0.58     $   0.14     $   0.39
            Net Income applicable to common and common
              equivalent shares ...................................    $  (5.07)    $  (4.43)    $   0.50     $   0.08     $   0.34
         Number of Weighted Average Shares
            Basic .................................................       5,323        5,819        9,015        8,739        8,772
            Diluted ...............................................       5,323        5,819        9,844        8,745        8,828

                                                                                          AS OF DECEMBER 31,
                                                                                          ------------------
                                                                         1999         2000         2001         2002         2003
                                                                         ----         ----         ----         ----         ----
            BALANCE SHEET DATA:
               Total assets .......................................    $ 51,021     $ 34,624     $ 38,448     $ 41,325     $ 50,289
               Long-term debt, less current maturities ............       1,186        8,500        9,289        8,340        9,624

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

RECENT DEVELOPMENTS

      Subsequent to December 31, 2003, we issued $10.0 million of 6.5% Subordinated Convertible Debentures (the "Debentures") maturing in February 2007. The proceeds were used to redeem our Series A 8% Preferred Stock and a portion of our Series B 8% Preferred Stock. Under the terms of the agreement, the holders of the Debentures will also have the right to require the repayment or conversion of up to $8.75 million (plus accrued and unpaid interest) of the Debentures earlier than maturity ("Put Option"). The Put Option can be exercised in ten consecutive and equal monthly installments commencing the first full month following the date on which a registration statement filed with the Securities and Exchange Commission to register the underlying common shares is declared effective. Upon receipt by OMNI of the debenture holders' intent to exercise the Put Option, the Company will have the irrevocable option to deliver cash or common stock with respect to the Put Option. If the Company elects to pay the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of OMNI common stock for the applicable pricing period, as defined by the agreement.

      The Company also issued (i) Series A Warrants representing the right to purchase in the aggregate 700,000 shares of common stock with an exercise price of $7.15 per share (subject to adjustment as provided therein), and (ii) Series B Warrants representing the right to purchase in the aggregate 390,000 shares of common stock with an exercise price of $8.50 per share (subject to adjustment as provided therein). The Series A Warrants and Series B Warrants cannot be exercised at any time before the date that is six months and one day after the date the warrants were issued. The Series A Warrants are exercisable for one year after they become exercisable. The Series B Warrants are exercisable for five years after they become exercisable.

      Subsequent to December 31, 2003, we entered into a five-year contract to provide offshore transportation services to approximately 90 manned and unmanned offshore transportation platforms, primarily in the shallow, offshore waters of the Gulf of Mexico. The contract is expected to generate for us, in excess of, $7 million in annual revenue.

      In March 2004, we acquired 13.6 acres of real estate near Intracoastal City, Louisiana, which will serve as our primary operating aviation base and facilitate the consolidation of our principal aviation maintenance and repair facilities. We expect to commence operations from this new facility during the third quarter of 2004.

GENERAL

      Demand. We receive our revenues from customers in the energy industry. Demand for our services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data and oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. The level of activity for our services is primarily influenced by the level of capital expenditures by oil and gas companies.

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

      During 1999, with the reduction in the price of oil and gas, we began to experience a decrease in demand for our services. In 2001, the market experienced a rebound. For the years ended December 31, 2001, 2002 and 2003, our operating revenues were $23.7 million, $27.8 million, and $37.1 million, respectively.

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

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003 (IN THOUSANDS):

                                                                                            YEAR ENDED
                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                      2002                2003
                                                                                   ------------       ------------
         Operating revenue .................................................       $    27,796        $    37,055
         Operating expense .................................................            22,142             28,741
                                                                                   -----------        -----------
         Gross profit ......................................................             5,654              8,314
         General and administrative expenses ...............................             3,771              4,820
                                                                                   -----------        -----------
         Operating income ..................................................             1,883              3,494
         Interest expense ..................................................             1,079                999
         Other (income) expense ............................................                (4)               245
                                                                                   -----------        -----------
         Income before taxes ...............................................               808              2,250
         Income tax benefit ................................................               400              1,600
                                                                                   -----------        -----------
         Net income from continuing operations .............................             1,208              3,850
         Loss from discontinued operations .................................               --               (367)
                                                                                   -----------        -----------
         Net income ........................................................             1,208              3,483
         Accretion of preferred stock and preferred stock dividends ........              (484)              (484)
                                                                                   -----------        -----------
         Net income applicable to common and common equivalent shares ......       $       724        $     2,999
                                                                                   ===========        ===========

      Operating revenues increased 33%, or $9.3 million, from $27.8 million to $37.1 million for the years ended December 31, 2002 and 2003, respectively. This increase was due primarily to improved market conditions in the geophysical industry in 2003. As a result, drilling revenues increased from $24.5 million for the year ended December 31, 2002 to $30.1 million for the year ended December 31, 2003. Aviation revenues increased from $3.1 million for the year ended December 31, 2002 to $5.1 million for the year ended December 31, 2003, as we continued to concentrate on the more profitable offshore market and, to a limited extent in the fourth quarter, our acquisition of AHI. Our permitting division reported revenues of $1.8 million for the year ended December 31, 2003 as compared to $0.2 million for the same period of 2002. Survey revenues remained constant at zero for the years ended December 31, 2002 and 2003 as we continued to concentrate our personnel, equipment and available working capital on other core segments of our business. Operating revenues are expected to increase in 2004, as the demand for, and range of, our services continue to improve.

      Operating expenses increased 30%, or $6.6 million, from $22.1 million in 2002 to $28.7 million in 2003. Operating payroll expense increased $2.4 million from $9.2 million to $11.6 million for the years ended December 31, 2002 and 2003, respectively. Also, as a result of the increased activity levels in 2003 as compared to 2002, explosives expenses, repairs and maintenance expenses, and fuel and oil expenses increased $1.6 million, $1.4 million and $0.5 million, respectively. Due to the increase in revenue-producing assets between the periods ended December 31, 2002 and 2003, depreciation expense and insurance expense increased $0.2 million and $0.3 million, respectively. While operating expenses are expected to continue to increase in 2004 as operating revenues increase, we expect these expenses to remain in line with revenues.

      Gross profit increased 46%, or $2.6 million, from $5.7 million to $8.3 million, for the years ended December 31, 2002 and 2003, respectively. Further, our gross profit margin improved from 20.3% in 2002 to 22.4% in 2003. The increase in gross profit margin is a result of increased business activity in our more profitable business segments, improved utilization of our equipment and personnel for the services provided and more stringent controls over operating expenses.

      General and administrative expenses increased $1.0 million from $3.8 million for 2002 to $4.8 million for 2003. Amortization expense increased by $0.3 million resulting from a one time amortization expense due to the refinancing of a more favorable senior credit facility, revolving line of credit and equipment term loan. In addition, other general and administrative expense increased by $0.7 million due to realized savings in 2002 from renegotiated lease and vendor agreements and legal expenses offset by the receipt of $0.4 million in cash received as a result of our agreement to facilitate the private placement of approximately 1,650,000 shares owned by an affiliate and certain investors. General and administrative expenses are expected to increase slightly in 2004 due to our acquisition of AHI, however, we expect to take advantage of synergies relating to this acquisition, as well as, maintain stringent controls of these costs.

      Interest expense was $1.0 million for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002. The decrease was principally attributable to decreased interest rates between the periods. We expect to manage our senior debt facility as we explore strategic business opportunities, but are currently positioned to reduce debt with excess cash flow.

      Other expense increased $0.2 million, primarily as a result of an increase in sales discounts on customer contracts.

      In 2003, the Company reversed $1.6 million of the net operating loss carry-forwards previously reserved compared to $0.4 million in of this related reserve reversed in 2002.

      In 2003, the Company incurred $0.4 million in expenses related to the discontinuation of the South American operations with no corresponding expense recorded in 2002.

      Accretion of preferred stock and preferred stock dividends remained constant at $0.5 million for the years ended December 31, 2002 and 2003.

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

                                                                                                         YEAR ENDED
                                                                                                DECEMBER 31,        DECEMBER 31,
                                                                                                    2001                2002
                                                                                                ------------        ------------
         Operating revenue ..............................................................       $     23,686        $     27,796
         Operating expense ..............................................................             20,893              22,142
                                                                                                ------------        ------------
         Gross profit ...................................................................              2,793               5,654
         General and administrative expenses ............................................              3,126               3,771
         Asset impairment and other charges .............................................                632                  --
                                                                                                ------------        ------------
         Operating (income) loss ........................................................               (965)              1,883
         Interest expense ...............................................................              1,300               1,079
         Other (income) .................................................................             (7,929)                 (4)
                                                                                                ------------        ------------
         Income before taxes ............................................................              5,664                 808
         Income tax benefit .............................................................                 --                 400
                                                                                                ------------        ------------
         Net income .....................................................................              5,664               1,208
         Accretion of preferred stock ...................................................               (726)               (484)
                                                                                                ------------        ------------
         Net income applicable to common and common equivalent shares ...................       $      4,938        $        724
                                                                                                ============        ============

      Operating revenues increased 17%, or $4.1 million, from $23.7 million to $27.8 million for the years ended December 31, 2001 and 2002, respectively. This increase was due primarily to the aforementioned acquisition of the assets of AirJac Drilling and improved market conditions in the geophysical industry in 2002. As a result, drilling revenues increased from $18.0 million for the year ended December 31, 2001 to $24.5 million for the year ended December 31, 2002. The increase in drilling revenues was partially offset by a decline in revenues in our other divisions. Our newly formed permitting division reported revenues of $0.2 million for the year ended December 31, 2002 as compared to $1.5 million for the same period of 2001. Survey revenues decreased from $0.6 million for the year ended December 31, 2001 to zero for the year ended December 31, 2002. This decline is attributable to our decision to concentrate our personnel, equipment and available working capital on other core segments of our business. Aviation revenues decreased from $3.7 million for the year ended December 31, 2001 to $3.1 million for the year ended December 31, 2002 as we continued to reduce our seismic aviation fleet in order to concentrate on the more profitable offshore market. Operating revenues are expected to increase in 2003 as demand for our services continues to improve.

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

      During 2001, we recorded asset impairment charges of $0.6 million (See
Note 4) compared to $0.0 million in 2002.

      Interest expense was $1.1 million for the year ended December 31, 2002 compared to $1.3 million for the year ended December 31, 2001. The decrease was principally attributable to increased debt levels in 2001 resulting from our decision to acquire our aviation fleet in December 2001 that was previously operated through an operating lease.

      Other income decreased $7.9 million between the year ended December 31, 2001 and the year ended December 31, 2002. The decrease was primarily attributable to the receipt of $7.5 million in proceeds from a key-man life insurance policy in 2001 procured on the life of our founder and former CEO. He was killed in a private aircraft accident in February 2001.

      For the year ended December 31, 2001, losses incurred by us generated an additional net operating loss carryforward for which a reserve has been provided (see Note 9), resulting in income tax expense of $0.0. In 2002 the Company reversed $0.4 million of this related reserve due to the Company's expectation of generating income in fiscal 2003.

      Accretion of preferred stock decreased $0.2 million from $0.7 million for the year ended December 31, 2001 to $0.5 million for the year ended December 31, 2002. The decrease is due to the accretion of dividends at 8% during the free dividend period from April 2001 through June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      During 2001, we privately placed a total of $1.5 million in subordinated debentures with an affiliate, which brought our total placement with them to $12.4 million. The debentures accrued interest at 12% per annum or a rate commencing at 12% per annum and escalating over the life of the note to a maximum of 20% per annum. The debentures matured five years from the date of their issuance with interest payable quarterly. Detachable from these debentures, were warrants to purchase 1,912,833 shares of our common stock. The warrants vested over four years and with exercise prices from ranging from $2.25 to $15.00. We recorded each warrant at its relative fair value at date of issuance.

      As of December 2002, we have received $0.8 of $1.0 million in factored trade receivables of a major customer with an affiliate. The remaining $0.2 million is classified as amounts due to affiliate. In addition, we borrowed $0.5 million from this affiliate during 2002. As of December 31, 2002, $0.1 million remained outstanding. The loan is secured by the amounts due from certain customers.

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

      On February 10, 2001, our founder and then CEO, was killed in a private aircraft accident. As a result, we received $7.5 million in insurance proceeds from the key man insurance policy purchased in connection with a private placement in 2000. The private placement stockholders waived their right to "put" their stock back to us. In connection with the receipt of these waivers, we also obtained commitments from our senior secured lenders to modify the then existing credit agreements. Under the terms of these revised commitments, the maturity dates were extended and interest rates were reduced from prime plus 3% to prime plus 1.5%. With the proceeds we paid $2.0 million of our senior secured term indebtedness and we reached an agreement with an affiliate, the holder of our outstanding subordinated debt to convert our remaining outstanding subordinated debt into $4.6 million of Series B Preferred Stock. Under the terms of this agreement, we paid the holder of our outstanding subordinated debt, $1.0 million in satisfaction of $2.0 million of indebtedness and issued 4,600 shares of Series B Preferred Stock in full satisfaction of the remaining unpaid subordinated debentures.

      In September 2002, we refinanced our working capital revolving line of credit and certain equipment term indebtedness with a $10.5 million senior credit facility including a $7.0 million revolving line of credit and a $3.5 million equipment term loan.

      In August 2003, we completed a new $1.65 million real estate loan with a bank. The proceeds were used to repay the existing real estate loan, the principal balance of which totaled $1.7 million. The gain on the early extinguishment of the then existing real estate debt was recognized as income in the second quarter of 2003. The new real estate loan is payable in 240 equal monthly installments plus interest accruing at the prime interest rate plus 1.5% and is secured by our corporate office, real estate and fabrication and maintenance facilities. Further, under the terms of the new real estate credit agreement, a principal payment of $0.2 million is due in July 2008.

      In December 2003, we entered into a $11.0 million senior credit facility with a bank including a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

      At December 31, 2003, we had approximately $0.6 million in cash on hand as compared to approximately $0.7 million at December 31, 2002. At December 31, 2003, we had working capital of approximately $6.9 million as compared to approximately $3.0 million at December 31, 2002. The increase in working capital is due to increased profitability, improved cash flow generated by our operations and the impact of our debt restructuring efforts.

      Cash provided by operating activities was $5.7 million and $5.0 million in the years ended December 31, 2003 and 2002, respectively. Income provided from our operations was the single largest contributing factor in both years.

      Availability under the Line is the lower of: (i) $8.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lessor of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at December 31, 2003) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of December 31, 2003 we had $4.6 million outstanding under the Line and additional borrowing availability of $1.1 million. The weighted-average interest rate on borrowings under our revolving lines of credit was 6.2% and 5.7% for the years ended December 31, 2002 and 2003, respectively.

      At December 31, 2003, we also had outstanding approximately $11.7 million in other senior secured debt, including approximately $1.1 million with an equipment finance company. This loan amortizes over seven years bears interest at LIBOR plus 5.0%, is secured by seismic drilling equipment and matures in July 2006. Further, at December 31, 2003 we had approximately $1.8 million outstanding to an aviation equipment finance company. This loan is secured by the aviation fleet, amortizes over ten years, accrues interest at 8% per annum and matures January 2007. Included in the $11.7 million in senior debt was the assumption of $0.2 million in equipment debt at an interest rate of 10.25%, we acquired in our acquisition of AHI, secured by an aircraft. Additionally, we had $3.4 million in capital leases on four helicopters payable to a finance company. Our real estate is financed with a bank with payments amortized over 20 years, bears interest at prime plus 1.5% and matures in August 2024 with a principal payment of $0.2 million due in July 2008. At December 31, 2003, the balance outstanding under our real estate loan was $1.6 million.

      Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2002, we acquired the assets of AirJac Drilling (See Notes 12 and 14) and approximately $0.4 million of new vehicles accounted for as a capital lease. In 2003, we acquired the assets of American Helicopters, Inc. (Note 11) for $4.6 million cash and the assumption of certain long-term debt. In 2004, we plan to continue to explore strategic business opportunities.

CONTRACTUAL COMMITMENTS

      We have the following contractual obligations as of December 31, 2003:

                                                                                    PAYMENTS DUE BY PERIOD
                                                                                    ----------------------
                                                                                    LESS THAN         1-3            AFTER
                                                                        TOTAL         1 YEAR         YEARS          4 YEARS
                                                                        -----         ------         -----          -------
         Long-term debt .......................................       $  7,823       $  1,338       $  5,014       $  1,471
         Capital lease obligations ............................          3,852            713          1,781          1,358
                                                                      --------       --------       --------       --------
          Total Contractual Cash ..............................       $ 11,675       $  2,051       $  6,795       $  2,829

      In addition to the obligations described above, we also have a revolving line of credit, which is secured by our accounts receivable and inventory. The line of credit matures in December 2006. The balance outstanding on the line of credit was $4.6 million at December 31, 2003.

      We periodically finance insurance policies on a short-term basis. As of December 31, 2003, $2.3 million was outstanding for various polices financed with maturity dates ranging from August 2004 to November 2004.

      We believe that cash flow generated from operations in 2004 will be sufficient to fund our working capital needs, satisfy our debt service requirements and contractual commitments, and fulfill our capital expenditure requirements for at least the next twelve months.

CAUTIONARY STATEMENTS

      Certain statements included in this Annual Report and in the documents that we have incorporated by reference are not historical facts and are intended to be "forward-looking statements." Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include statements that relate to:

      - our business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

      -     our objectives;

      -     projected and anticipated benefits from future or past acquisitions;
            and

      - projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results.

      Forward-looking statements generally can be identified by the use of words such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar language.

      Forward-looking statements are not guarantees of future performance and all phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of the forward-looking statements that we make.

      You are cautioned that all forward-looking statements involve risks associated with our dependence on activity in the oil and gas industry, labor shortages, international expansion, dependence on significant customers, seasonality and weather risks, competition, technological evolution and other risks detailed in the Company's filings with the Securities and Exchange Commission. Additional important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements are discussed under the caption "Risk Factors" below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update our forward-looking statements.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth or incorporated by reference herein. Each of these risk factors could adversely affect our business, operating results and financial condition, and also adversely affect the value of an investment in our common stock.

Industry volatility may adversely affect our results of operations.

      The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction and these expenditures are critical to our operations. The levels of such capital expenditures are influenced by:

      -     oil and gas prices and industry perceptions of future price levels;

      -     the cost of exploring for, producing and delivering oil and gas;

      -     the ability of oil and gas companies to generate capital;

      -     the sale and expiration dates of leases in the United States;

      -     the availability of current geophysical data;

      -     the discovery rate of new oil and gas reserves; and

      -     local and international political and economic conditions.

      The cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and developmental activity, have fluctuated substantially. This has, in the past, and may, in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.

Our growth and growth strategy involves risks.

      We have grown over the last several years through internal growth and acquisitions of other companies. It will be important for our future success to manage our rapid growth and this will demand increased responsibility for management personnel. The following factors could present difficulties to us:

      -     the lack of sufficient executive-level personnel;

      - the successful integration of the operations of American Helicopters, Inc. including the integration of a management team with no history of working together;

      -     increased administrative burdens; and

      -     increased logistical problems of large, expansive operations.

      If we do not manage these potential difficulties successfully, they could have a material adverse effect on our financial condition and results of operations.

We have incurred net losses in previous years.

      Our past financial history reflects annual net losses. Our more recent history, however, reflects annual net incomes. While we hope to continue to generate increased revenues and profitability, any such increase may not be sustainable or indicative of future results of operations. We do intend to continue investing in internal expansion, infrastructure, integration of acquired companies into our operations and our marketing and sales efforts.

The dangers inherent in our operations and the potential limits on insurance coverage for certain risks could expose us to potentially significant liability costs.

      Our seismic operations are subject to risks or injury to personnel and loss of equipment. Our crews often conduct operations in extreme weather, in difficult terrain that is not easily accessible, and under other hazardous conditions. In addition, our aviation operations are subject to numerous hazards inherent in the operation of helicopters and airplanes. These hazards include adverse weather conditions, crashes, explosions, collisions and fires, all of which may result in injury to personnel or loss of equipment. We maintain what we believe is prudent insurance protection. However, we cannot assure that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability. We do not carry business interruption insurance with respect to our operations.

We operate in a highly competitive industry.

      We compete with several other providers of seismic drilling, helicopter support, permitting and survey services. Competition among seismic contractors historically has been and will continue to be intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. Our revenues and earnings may be affected by the following factors:

      -     changes in competitive prices;

      -     fluctuations in the level of activity and major markets;

      -     general economic conditions; and

      -     Governmental regulation.

      Additionally, in certain geographical areas, some of our competitors operate more crews than we do and have substantially greater financial and other resources. These operators could enjoy an advantage over us if the competitive environment for contract awards shifts to one characterized principally by intense price competition.

Seasonality and adverse weather conditions in the regions in which we operate may adversely affect our operations.

      Our operations are directly affected by the weather conditions in the Gulf of Mexico. Due to seasonal differences in weather patterns, we may operate more days in the spring, summer and fall periods and less in the winter months. The seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Due to exposure to weather, we generally experience higher drilling activity in the spring, summer and fall months with the lowest activity in winter months, especially with respect to our operations in the mountainous regions of the Western United States. The rainy weather, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year may also affect our operations. As a result, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We are dependent on key personnel.

      Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the domestic and international oilfield supply industry. The loss of the services of any one of these persons could impact adversely our ability to implement our expansion strategy.

We may incur additional expenditures to comply with governmental regulations.

      Our seismic and aviation operations are subject to extensive governmental regulation, violations of which may result in civil and criminal penalties, injunctions and cease and desist orders. These laws and regulations govern, among other things, operations in wetlands, the handling of explosives and the operation of commercial aircraft. Although our cost of compliance with such laws has to date been immaterial, such laws are changed frequently. Accordingly, it is impossible to predict the cost or impact of such laws on our future operations. We are also required by various governmental agencies to obtain certain permits, licenses and certificates. To date, we believe that we possess all permits, licenses and certificates material to the operation of our business. The loss by us of any of the licenses required for our operation could have a material adverse effect on our operations.

      We depend on demand for our services from the oil and gas industry, and this demand may be affected by changing tax laws and oil and gas regulations. As a result, the adoption of laws that curtail oil and gas production in our areas of operation may adversely affect us. We cannot determine to what extent our operations may be affected by any new regulations or changes in existing regulations.

Future technological advances could impair operating assets or require substantial unbudgeted capital expenditures.

      We compete in providing services in a capital intensive business. The development of seismic data acquisition and processing equipment has been characterized by rapid technological advancements in recent years, and this trend may continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages over systems now in use that could render our current equipment obsolete or require us to make significant unplanned capital expenditures to maintain our competitive position. Under such circumstances, there can be no assurance that we would be able to obtain necessary financing on favorable terms.

We depend on a few significant customers.

      We derive a significant amount of our revenue from a small number of geophysical companies. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 71% (Grant Geophysical, Quantum Geophysical and Western Geophysical), 84% (Veritas DGC and Western Geophysical) and 71% (Quantum Geophysical, Seismic Exchange, and Veritas DGC) of revenue for fiscal 2001, 2002 and 2003, respectively.

RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2001, we leased a facility from an affiliate. Lease payments totaled approximately $0.1 million, which approximated market value. The lease was terminated in July 2001 (See Notes 5 and 8 for transactions with our affiliates).

      As of December 31, 2002, we were liable to an affiliate for approximately $0.2 million from the factoring of trade receivables of a major customer. In addition, we borrowed $0.5 million from this affiliate during 2002. As of December 31, 2002, $0.1 million remained outstanding. The loan was secured by the amounts due from certain customers.

      During the years ended December 31, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements (See Note 8 regarding the accounting for preferred stock).

      In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock. As of December 31, 2003, 761,110 warrants outstanding are all exercisable with an exercise price of $2.25 per share. Subsequent to December 31, 2003, the affiliate exercised all of these warrants.

      During 2003, we entered into an agreement to facilitate the private placement of approximately 1,650,000 shares of our common stock owned by an affiliate and certain investors. The sale of the stock covered by this agreement closed in the fourth quarter of 2003, resulting in our receipt of $0.4 million cash which is reflected as a reduction in our general and administrative expenses in the accompanying Financial Statements.

      In order to facilitate a settlement of ongoing litigation between certain of our affiliates, we agreed to re-price and extend the maturity dates of certain warrants owned by the defendant affiliates but transferred in settlement of the litigation to the plaintiff affiliates. The exercise prices of the transferred warrants ranged from $2.25 - $6.00 per share. The maturity dates of the transferred warrants ranged from November 1, 2004 to July 1, 2005. The transferred warrants were re-priced at $1.54 per share and the maturity dates were extended to November 1, 2006. Our statement of operations includes a non-recurring charge of approximately $0.1 million representing the differences in the fair market value of the originally issued warrants and the re-priced warrants. Subsequent to December 31, 2003, all re-priced warrants were exercised.

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

      Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of our net assets. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. We have established reserves to reduce our net deferred tax assets to estimated realizable value. If tax regulations change, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of our net deferred tax assets and liabilities may be required. In making this determination, we have considered future income in assessing the ultimate recoverability of the recognized net deferred tax asset.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001, at which time, amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six-month transition period allowed by the new standard. Our goodwill balances were determined not to be impaired. Goodwill amortization for the year ended December 31, 2001 was $103,000. There was no goodwill amortization for each of the years ended December 31, 2003 or 2002.

                                                                         PRO FORMA
                                                                         UNAUDITED
                                                                     DECEMBER 31, 2001
                                                                     -----------------
         Net income (loss), as reported .....................          $       4,938
         Amortization of goodwill ...........................                    103
                                                                       -------------
         Net income (loss), as adjusted .....................          $       5,041
                                                                       =============
         Earnings (loss) per common share:
          Basic .............................................          $        0.56
          Diluted ...........................................          $        0.51
         Number of weighted average shares
          Basic .............................................                  9,015
          Diluted ...........................................                  9,844

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board ("APB") Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item should be reclassified. SFAS 145 has no impact on our financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact on our financial statements.

      In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on our financial statements

      In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will continue to account for this compensation in accordance with APB No. 25. Disclosure required by SFAS 148 is included in the accompanying financial statements.

      In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. FIN 46 has no impact on our financial statements.

      In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued to establish new standards for how an entity classifies and measures certain financial "instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003. SFAS 150 did not have an impact on the financial statements in 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2003. All instruments described are non-traded instruments and approximated fair value.

                                                        2004         2005         2006         2007        2008+
                                                        ----         ----         ----         ----        -----
                                                                       (DOLLARS IN THOUSANDS)
            Long-term debt
             Fixed Rate ......................        $    512     $    555     $    603     $    351     $    224
               Average interest rate .........             8.2%         8.2%         8.2%         8.3%         8.2%
             Variable Rate ...................        $    826     $    829     $  2,626     $     50     $  1,247
               Average interest rate .........             5.8%         5.8%         5.9%         5.5%         5.5%
            Short-term debt
             Fixed Rate ......................        $  2,314           --           --           --           --
               Average interest rate .........             4.1%          --           --           --           --
             Variable Rate ...................              --           --           --           --           --
               Average interest rate .........              --           --           --           --           --

FOREIGN CURRENCY RISKS

      Our transactions are in U.S. dollars. Previously, we had one subsidiary, which conducted our operations in Canadian dollars. However, those operations were closed in July 1999. The South American joint venture and Mexican operations transacted all of their activity in U.S. dollars. Operations in South America have been curtailed pending future developments in that market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       PAGE
                                                                                                                       ----
      Independent Auditors Report                                                                                       27
      Report of Independent Auditors...............................................................................     28
      Report of Independent Public Accountants.....................................................................     29
      Consolidated Balance Sheets as of December 31, 2002 and 2003.................................................     30
      Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003...................     31
      Consolidated Statements of Changes in Equity for the Years Ended December 31, 2001, 2002 and 2003............     32
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003...................     34
      Notes to Consolidated Financial Statements...................................................................     35

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of OMNI Energy Services Corp.

      We have audited the accompanying consolidated balance sheet of OMNI Energy Services Corp. as of December 31, 2003, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of OMNI Energy Services Corp. for the year ended December 31, 2002 were audited by other auditors whose report, dated March 27, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNI Energy Services Corp. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


FITTS, ROBERTS & CO., P.C.
Houston, Texas
March 12, 2004

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders OMNI Energy Services Corp.

      We have audited the accompanying consolidated balance sheet of OMNI Energy Services Corp. as of December 31, 2002, and the related consolidated statements of operations, changes in equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of OMNI Energy Services Corp. for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 14, 2002, expressed an unqualified opinion on those statements before the restatement adjustments and transitional disclosures described in Note 1.

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

      As discussed above, the financial statements of OMNI Energy Services Corp. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised. The Company's board of directors approved a one-for-three reverse stock split, and all references to number of shares and per-share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per-share information reflected in the 2001 financial statements. Our procedures included (a) agreeing the authorization for the one-for-three reverse stock split to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per-share, and other applicable disclosures such as stock options. We also applied audit procedures with respect to the disclosures in Note 1 pertaining to financial statement revisions to include the transitional disclosures required by FAS 142. In our opinion, the restatement adjustments for the reverse stock split for 2001 described in Note 1 are appropriate and have been properly applied and the FAS 142 transitional disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such restatement adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.


       /s/ Ernst & Young LLP
New Orleans, Louisiana March 27, 2003

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

To the Stockholders and Board of Directors of OMNI Energy Services Corp.:

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


       ARTHUR ANDERSEN LLP
New Orleans, Louisiana March 14, 2002

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2003

                                                                                             2002             2003
                                                                                           --------         --------
                                                                                                 (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ........................................................        $    704         $    572
 Trade receivables, net ...........................................................           4,485            7,002
 Other receivables ................................................................           1,440            2,272
 Parts and supplies inventory .....................................................           2,711            3,289
 Prepaid expenses .................................................................           2,228            3,058
 Deferred tax asset ...............................................................             400            2,000
 Assets held for sale .............................................................             413               --
                                                                                           --------         --------
  Total current assets ............................................................          12,381           18,193
                                                                                           --------         --------

PROPERTY AND EQUIPMENT:
 Land .............................................................................             359              362
 Building and improvements ........................................................           4,530            4,636
 Drilling, field and support equipment ............................................          27,354           26,877
 Aviation equipment ...............................................................           4,189           10,224
 Shop equipment ...................................................................             425              425
 Office equipment .................................................................           1,535            1,573
 Vehicles .........................................................................           2,590            2,476
                                                                                           --------         --------
                                                                                             40,982           46,573
 Less: accumulated depreciation ...................................................          16,559           19,463
                                                                                           --------         --------
  Total property and equipment, net ...............................................          24,423           27,110
                                                                                           --------         --------

OTHER ASSETS:
 Goodwill, net ....................................................................           2,051            2,129
 Intangible asset, net ............................................................           1,820            1,720
 Other ............................................................................             650            1,137
                                                                                           --------         --------
                                                                                              4,521            4,986
                                                                                           --------         --------
  Total assets ....................................................................        $ 41,325         $ 50,289
                                                                                           ========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............................................        $  2,235         $  2,051
 Insurance notes ..................................................................           1,581            2,314
 Accounts payable .................................................................           4,216            5,326
 Accrued expenses .................................................................           1,335            1,627
                                                                                           --------         --------
  Total current liabilities .......................................................           9,367           11,318
                                                                                           --------         --------
LONG-TERM LIABILITIES:
 Line of credit ...................................................................           2,978            4,633
 Other long-term liabilities ......................................................             638              328
 Long-term debt, less current maturities ..........................................           8,340            9,624
                                                                                           --------         --------
  Total long-term liabilities .....................................................          11,956           14,585
                                                                                           --------         --------
MINORITY INTEREST .................................................................             221               --
                                                                                           --------         --------
COMMITMENTS AND CONTINGENCIES .....................................................              --               --
                                                                                           --------         --------
         TOTAL LIABILITIES ........................................................          21,544           25,903
                                                                                           --------         --------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares authorized; 12,100 shares
    issued and outstanding, liquidation preference of $1,000 per share ............          12,100           12,100
 Common stock, $.01 par value, 45,000,000 shares authorized; 9,101,778
    and 9,569,729 issued at December 31, 2002 and 2003, respectively ..............              91               96
 Treasury stock, 361,800 shares acquired at cost ..................................            (706)            (706)
 Preferred stock dividends declared ...............................................              --              484
 Additional paid-in capital .......................................................          56,831           57,882
 Accumulated other comprehensive loss .............................................             (78)             (12)
 Accumulated deficit ..............................................................         (48,457)         (45,458)
                                                                                           --------         --------
  Total stockholders' equity ......................................................          19,781           24,386
                                                                                           --------         --------
  Total liabilities and stockholders' equity ......................................        $ 41,325         $ 50,289
                                                                                           ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                                       2001               2002               2003
                                                                                     --------           --------           --------
                                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue .........................................................          $ 23,686           $ 27,796           $ 37,055
Operating expense .........................................................            20,893             22,142             28,741
                                                                                     --------           --------           --------
Gross profit ..............................................................             2,793              5,654              8,314
General and administrative expense ........................................             3,126              3,771              4,820
Asset impairment and other charges ........................................               632                 --                 --
                                                                                     --------           --------           --------
Operating income (loss) ...................................................              (965)             1,883              3,494
Interest expense ..........................................................             1,300              1,079                999
Other (income) expense ....................................................            (7,929)                (4)               245
                                                                                     --------           --------           --------
Income before taxes .......................................................             5,664                808              2,250
Income tax benefit ........................................................                --                400              1,600
                                                                                     --------           --------           --------
Net income from continuing operations .....................................             5,664              1,208              3,850
Loss from discontinued operations .........................................                --                 --               (367)
                                                                                     --------           --------           --------
Net income ................................................................             5,664              1,208              3,483
Accretion of preferred stock and preferred stock dividends ................              (726)              (484)              (484)
                                                                                     --------           --------           --------
Net earnings applicable to common and common
equivalent shares .........................................................          $  4,938           $    724           $  2,999
                                                                                     ========           ========           ========
Basic income (loss) per common share:
   Income from continuing operations ......................................          $   0.63           $   0.14           $   0.44
   (Loss) from discontinued operations ....................................                --                 --           $  (0.04)
   Net Income .............................................................          $   0.63           $   0.14           $   0.40
   Net Income applicable to common and common equivalent shares ...........          $   0.55           $   0.08           $   0.34
Diluted income (loss) per common share:
   Income from continuing operations ......................................          $   0.58           $   0.14           $   0.44
   (Loss) from discontinued operations ....................................                --                 --           $  (0.04)
   Net Income .............................................................          $   0.58           $   0.14           $   0.39
   Net Income applicable to common and common equivalent shares ...........          $   0.50           $   0.08           $   0.34
Number of shares used in calculating earnings (loss) per share:
    Basic .................................................................             9,015              8,739              8,772
    Diluted ...............................................................             9,844              8,745              8,828

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
       CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                          PREFERRED STOCK              COMMON STOCK
                                     ------------------------    ------------------------     TREASURY
                                                                                               STOCK
                                       SHARES        AMOUNT        SHARES        AMOUNT        AMOUNT
                                     ----------    ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)

BALANCE, January 1, 2001 .........        7,500    $    7,500     8,970,529    $       89            --
-- issuance of common shares .....                                    8,333            --            --
-- stock option exercise .........           --            --       119,583             1            --
-- offering costs ................           --            --            --            --            --
-- conversion of subordinated
   debt to preferred stock .......           --         3,390            --            --            --
-- accretion of preferred stock ..           --           726            --            --            --
-- treasury stock ................           --            --            --            --          (706)
Comprehensive income:
-- net income ....................           --            --            --            --            --
-- foreign currency translation
    adjustments ..................           --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------
Total comprehensive income .......           --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 2001 .......        7,500    $   11,616     9,098,445    $       90    $     (706)
                                     ----------    ----------    ----------    ----------    ----------
-- issuance of common shares .....           --            --            --            --            --
-- stock option exercise .........           --            --         3,333             1            --
-- conversion of subordinated
   debt to preferred stock .......        4,600            --            --            --            --
-- accretion of preferred stock ..           --           484            --            --            --
Comprehensive income:
-- net income ....................           --            --            --            --            --
-- foreign currency translation
   adjustments ...................           --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------
Total comprehensive income .......           --           484            --            --            --
                                     ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 2002 .......       12,100    $   12,100     9,101,778    $       91    $     (706)
                                     ----------    ----------    ----------    ----------    ----------
-- issuance of common shares .....           --            --            --            --            --
-- stock option exercise .........           --            --       467,951             5            --
-- preferred stock dividends .....           --            --            --            --            --
Comprehensive income:
 -- net income ...................           --            --            --            --            --
 -- foreign currency translation
    adjustments ..................           --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------
Total comprehensive income .......           --            --            --            --            --
                                     ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 2003 .......       12,100    $   12,100     9,569,729    $       96    $     (706)
                                     ==========    ==========    ==========    ==========    ==========

                                     PREFERRED                  ACCUMULATIVE
                                       STOCK       ADDITIONAL      OTHER
                                      DIVIDEND      PAID-IN     COMPREHENSIVE  ACCUMULATIVE
                                      DECLARED      CAPITAL         LOSS          DEFICIT      TOTAL
                                     ----------    ----------    ----------    ------------  ----------
                                                           (DOLLARS IN THOUSANDS)

BALANCE, January 1, 2001 .........   $        0    $   54,586    $      (36)   $  (54,121)   $    8,018
-- issuance of common shares .....           --            15            --            --            15
-- stock option exercise .........           --           217            --            --           218
-- offering costs ................           --          (168)           --            --          (168)
-- conversion of subordinated
   debt to preferred stock .......           --         2,176            --            --         5,566
-- accretion of preferred stock ..           --            --            --          (726)           --
-- treasury stock ................           --            --            --            --          (706)
Comprehensive income:
-- net income ....................           --            --            --         5,664         5,664
-- foreign currency translation
    adjustments ..................           --            --           (47)           --           (47)
                                     ----------    ----------    ----------    ----------    ----------
Total comprehensive income .......           --            --           (47)        5,664         5,617
                                     ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 2001 .......   $        0    $   56,826    $      (83)   $  (49,183)   $   18,560
                                     ----------    ----------    ----------    ----------    ----------
-- issuance of common shares .....           --            --            --            --           --
-- stock option exercise .........           --             5            --            --            6
-- conversion of subordinated
   debt to preferred stock .......           --            --            --            --            --
-- accretion of preferred stock ..           --            --            --          (484)           --
Comprehensive income:
-- net income ....................           --            --            --         1,210         1,210
-- foreign currency translation
   adjustments ...................           --            --             5            --             5
                                     ----------    ----------    ----------    ----------    ----------
Total comprehensive income .......           --            --             5         1,210         1,215
                                     ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 2002 .......   $        0    $   56,831    $      (78)   $  (48,457)   $   19,781
                                     ----------    ----------    ----------    ----------    ----------
-- issuance of common shares .....           --            --            --            --            --
-- stock option exercise .........           --         1,051            --            --         1,056
-- preferred stock dividends .....          484            --            --          (484)           --
Comprehensive income:
 -- net income ...................           --            --            --         3,483         3,483
 -- foreign currency translation
    adjustments ..................           --            --            66            --            66
                                     ----------    ----------    ----------    ----------    ----------
Total comprehensive income .......           --            --            66         3,483         3,549
                                     ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 2003 .......   $      484    $   57,882    $      (12)   $  (45,458)   $   24,386
                                     ==========    ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                                        2001          2002           2003
                                                                                      -------       -------        -------
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...............................................................           $ 5,664       $ 1,208        $ 3,483
Adjustments to reconcile net income to net cash
 provided by operating activities --
 Depreciation .............................................................             3,197         3,584          3,802
 Amortization .............................................................               169           200            497
 Gain on fixed asset dispositions .........................................               (71)          (13)          (108)
 Compensation expense .....................................................                --            --            124
 Loss from discontinued operations ........................................                --            --            367
 Foreign currency translation adjustment ..................................                --            --             66
 Provision for bad debts ..................................................               134          (134)            --
 Minority interest ........................................................                --            --           (221)
 Asset impairment and other charges .......................................               632            --             --
 Deferred taxes ...........................................................                --          (400)         (1600)
Changes in operating assets and liabilities --
 Decrease (increase) in assets --
  Receivables -- Trade ....................................................            (1,498)       (1,047)        (1,152)
  Receivables -- Other ....................................................              (606)          514           (832)
  Inventory ...............................................................               (74)          166           (380)
  Prepaid expenses ........................................................              (152)        2,696          1,979
  Other ...................................................................               228        (1,933)          (855)
 Increase (decrease) in liabilities --
  Accounts payable and accrued expenses ...................................            (1,443)           31            494
  Due to affiliates and stockholders/members ..............................               175           143             --
                                                                                      -------       -------        -------
   Net cash provided by operating activities ..............................             6,355         5,015          5,664
                                                                                      -------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash received .......................................                --        (2,076)        (4,099)
 Proceeds from disposal of fixed assets ...................................               179         1,067            435
 Purchase of fixed assets .................................................              (334)         (890)          (494)
                                                                                      -------       -------        -------
   Net cash used in investing activities ..................................              (155)       (1,899)        (4,158)
                                                                                      -------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt .................................             1,521         3,500            152
 Principal payments on long-term debt .....................................            (4,779)       (7,731)        (4,375)
 Loan closing costs .......................................................                --          (384)
 Net borrowings/(payments) on line of credit ..............................               324           966          1,654
 Purchase of treasury stock ...............................................              (706)           --             --
 Proceeds from issuance of subordinated debt ..............................             1,500            --             --
 Repayment of subordinated debt ...........................................            (3,209)           --             --
 Proceeds from issuance of common stock ...................................                65             6            931
                                                                                      -------       -------        -------
     Net cash used in financing activities ................................            (5,284)       (3,643)        (1,638)
                                                                                      -------       -------        -------
NET INCREASE (DECREASE) IN CASH FROM OPERATIONS ...........................               916          (527)          (132)
CASH, at beginning of period ..............................................               317         1,233            704
                                                                                      -------       -------        -------
CASH, at end of period ....................................................           $ 1,233       $   704        $   572
                                                                                      =======       =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST ....................................................           $ 1,300       $ 1,079        $   978
                                                                                      =======       =======        =======
CASH PAID FOR TAXES .......................................................           $    50       $    --        $    --
                                                                                      =======       =======        =======
AVIATION EQUIPMENT PURCHASE FINANCED BY NOTE PAYABLE ......................           $ 5,108       $    --        $    --
                                                                                      =======       =======        =======
EQUIPMENT ACQUIRED UNDER CAPITAL LEASE ....................................           $    --       $   688        $ 3,689
                                                                                      =======       =======        =======
PREMIUM FINANCED WITH INSURANCE CARRIER ...................................           $    --       $ 3,619        $ 2,908
                                                                                      =======       =======        =======

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

      The consolidated financial statements and related notes thereto include the retroactive effect of a one-for-three reverse stock split effective July 3, 2002.

      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

      We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain and (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico.

      We operate in two business divisions - Seismic Drilling and Aviation Services. The principal market of our Seismic Drilling division is the marsh, swamps, shallow water and contiguous dry areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services.

      Our Aviation Services division operates a fleet of company-owned, leased and customer-owned helicopter and fixed-wing aircraft for geophysical companies operating in various regions of the United States and oil and gas companies operating in the shallow waters of the Gulf of Mexico.

      We receive our revenues principally from customers in the energy industry. In recent years, the seismic market has remained depressed due primarily to the excess capacity of available seismic data in the market. This volatile market has impacted our ability, as well as that of our customers and others in the industry, to change their forecasts and budgets in response to future uncertainties of commodity pricing. These fluctuations can rapidly impact our cash flows as supply and demand factors impact the number and size of seismic projects available.

      We adjust our operations to current market conditions by downsizing, when necessary, our operations through closure of certain operating locations, disposing of excess equipment and reducing our corporate overhead structure (see
Note 4). Recently, we have experienced an increase in bidding activity. During this same time we continue our efforts to renegotiate our loan agreements with our senior lenders.

      In late 2000, we completed a $4.3 million private equity offering in exchange for 2,320,000 shares of common stock and the option to acquire an additional 942,500 shares of common stock at an exercise price of $2.25 per share. The private equity stockholders received the right to "put" their shares back to us in the event of the death of our founder and then CEO. To secure the "put" we purchased a $7.5 million key man life insurance policy. A portion of the insurance policy was assigned to the private equity stockholders to secure their "put." In addition, we sold to an affiliate 800 shares of Series A preferred stock for $0.8 million cash and also converted $4.6 million in subordinated debt into 4,550 shares of Series A preferred stock. In connection with the completion of these capital transactions, we reached agreements with our then existing secured lenders to extend the maturity dates of approximately $13 million in senior secured indebtedness. The proceeds from the sale of stock were used to repay debt, acquire Gulf Coast Resources, Inc. and provide working capital.

      On February 10, 2001, our founder and then CEO was killed in a private plane accident. As a result of his death, we received $7.5 million of proceeds from the aforementioned key man life insurance policy. The receipt of the insurance proceeds is included as "other income" in the Statement of Operations. The private equity stockholders waived their right to "put" their common shares back to us. In connection with obtaining these waivers, we also obtained, from our existing senior secured lenders, commitments to modify the existing loan agreements. Under these revised agreements, the maturity dates were extended with principal amortization remaining substantially the same. Additionally, the interest rate on $6.9 million of the indebtedness was reduced from prime plus 3% to prime plus 1.5%. In connection with the revised agreements, we repaid $2.0 million of the existing senior secured term indebtedness and restructured all of the outstanding subordinated debt.

      In May 2001, we reached an agreement with our affiliate, the holders of our outstanding subordinated debt, to pay $1.0 million in full satisfaction of $2.0 million of indebtedness. We further agreed to issue shares of Series B Preferred Stock in satisfaction of the remaining outstanding subordinated debt, including accrued interest (See Note 8).

      In November 2001, we renegotiated, with our existing senior secured lenders, the amortization of certain existing senior secured term indebtedness, the maturity dates of all existing senior secured debt and a reduction in the interest rates of certain existing senior secured debt from the prime interest rate plus 3% to the current rate of LIBOR plus 5%.

      In September 2002, we refinanced our working capital revolving line of credit and certain equipment term indebtedness with a $10.5 million senior credit facility, including a $7.0 million revolving line of credit and a $3.5 million equipment term loan. In December 2003, we refinanced this working capital revolving line of credit and related equipment term indebtedness with a $11.0 million senior credit facility, including a $8.0 million revolving line of credit and a $3.0 million equipment term loan.

      In August 2003, we completed a new $1.65 million real estate loan with a bank. The proceeds were used to repay the existing real estate loan, the principal balance of which totaled $1.7 million. The gain on the early extinguishment of the then existing real estate debt was recognized as income in the second quarter of 2003. The new real estate loan is payable in 240 equal monthly installments plus interest accruing at the prime interest rate plus 1.5% and is secured by our corporate office, real estate and fabrication and maintenance facilities. Further, under the terms of the new real estate credit agreement, a principal payment of $0.2 million is due in July 2008.

      In December 2003, we entered into a $11.0 million senior credit facility with a bank including a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

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

      RECENT PRONOUNCEMENTS

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six-month transition period allowed by the new standard. Our goodwill balances were determined not to be impaired. Goodwill amortization for the year ended December 31, 2001 was $103,000. There was no goodwill amortization for each of the years ended December 31, 2003 or 2002. The following table presents our net income as reported in our consolidated financial statements compared to what would have been reported had the SFAS No. 142 been in effect as of January 1, 2001.

                                                                                     PRO FORMA
                                                                                     UNAUDITED
                                                                                 DECEMBER 31, 2001
                                                                                 -----------------
            Net income (loss), as reported ....................                     $    4,938
            Amortization of goodwill ..........................                            103
                                                                                    ----------
            Net income (loss), as adjusted ....................                     $    5,041
                                                                                    ==========
            Earnings (loss) per common share:
             Basic ............................................                     $     0.56
             Diluted ..........................................                     $     0.51
            Number of weighted average shares
             Basic ............................................                          9,015
             Diluted ..........................................                          9,844

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board ("APB") Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item should be reclassified. SFAS 145 has no impact on the Company's financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact our financial statements.

      In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on our financial statements

      In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will continue to account for this compensation in accordance with APB No. 25. The disclosure required by SFAS 148 is displayed below.

      In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. FIN 46 has no impact on our financial statements.

      In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued to establish new standards for how an entity classifies and measures certain financial "instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003. SFAS 150 has no impact on our financial statements.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Through December 31, 2001, we evaluated our long-lived assets for financial impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluated the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time, such evaluations indicated that the future undiscounted cash flows of certain long-lived assets were not sufficient to cover the carrying value of such assets, the assets were adjusted to their estimated fair values. Effective January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a material effect on our financial statements for the years ended December 31, 2002 or 2003.

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

      CASH AND CASH EQUIVALENTS

      We consider investments with an original maturity of 90 days or less to be cash equivalents. Due to its short-term nature, the fair value of cash and cash equivalents approximates book value.

      ACCOUNTS RECEIVABLE

      Trade and other receivables are stated at net realizable value. We grant short-term credit to our customers, primarily geophysical and oil and gas operating companies. We regularly review outstanding receivables and provide for estimated losses through our allowance for doubtful accounts.

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

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. We provide for depreciation by charging operations in amounts estimated to allocate the cost of the assets over their estimated useful lives and salvage values as follows:

                            ASSET CLASSIFICATION                  USEFUL LIFE        SALVAGE VALUE
                            --------------------                  -----------        -------------
              Buildings and improvements....................       25 years               --
              Drilling, field and support equipment.........      5-10 years              10%
              Aviation equipment............................       10 years               10%
              Shop equipment................................       10 years               --
              Office equipment..............................       5 years                --
              Vehicles......................................      4-5 years               --

      Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are reflected in the Statement of Operations. Drilling equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period. Included in property and equipment at December 31, 2003 is approximately $650,000, which is net of accumulated depreciation, of approximately $415,000 for vehicles purchased under capital lease obligations and $3,400,000, net of accumulated depreciation of $65,000, for aircraft purchased under capital lease obligations.

      GOODWILL AND INTANGIBLE ASSETS

      Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs were being amortized on a straight-line basis over a twenty-five year period. Through December 31, 2001, we periodically assessed the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2001, 2002, and 2003, accumulated goodwill amortization totaled approximately $123,811. (See Note 4 for impairment charges related to goodwill.) As of December 31, 2001, 2002, and 2003, we have goodwill of $2.0 million, $1.9 million and $2.1 million respectively. We recognized approximately $103,000 in goodwill amortization expense for the year ended December 31, 2001. No goodwill amortization expense was recorded in the years ended December 31, 2002 or 2003. We recorded $100,000 in amortization expense related to the customer intangible asset for each of the years ended December 31, 2002 and 2003.

      INCOME TAXES

      We provide for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred taxes and liabilities due to temporary differences existing at year-end using currently enacted rates. (See Note 9)

      FOREIGN CURRENCY TRANSLATION

      Our Canadian subsidiary maintained its accounting records in the local currency (Canadian Dollar) before this operation was closed in July 1999. The currency was converted to United States dollars, with the effect of the foreign currency translation reflected as a component of stockholders' equity in accordance with SFAS No. 52, and SFAS No. 130, "Reporting Comprehensive Income." Currently, all other international activity is transacted in United States Dollars. Foreign currency transaction gains or losses are credited or charged to income and such amounts are insignificant for the periods presented.

      STOCK OPTIONS

      At December 31, 2003, we had two stock-based employee compensation plans, which are described more fully in Note 8. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                  Year Ended December 31,
                                                          --------------------------------------------
                                                            2001              2002              2003
                                                          --------          -------           --------
Net income as available to common and
  common equivalent shares .............................  $  4,938          $   724           $  2,999

Less: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects ..............................................       365               67                416
                                                          --------          -------           --------
Pro forma net income ...................................  $  4,569           $  657           $  2,583
                                                          ========           ======           ========
Basic income per common share:
  As reported ..........................................  $   0.55           $ 0.08           $   0.34
                                                          ========           ======           ========
  Pro forma ............................................  $   0.51           $ 0.08           $   0.29
                                                          ========           ======           ========
Diluted income per common share:
  As reported ..........................................  $   0.50           $ 0.08           $   0.34
                                                          ========           ======           ========
  Pro forma ............................................  $   0.46           $ 0.08           $   0.29
                                                          ========           ======           ========

OVERHAUL AND REPAIR COSTS

      Major overhaul of component parts for our owned aircraft are capitalized as prepaid items, as incurred, and amortized over service hours flown. Major overhauls to bring leased aircraft to specifications required at the termination of our operating leases are accrued on the basis of hours flown. Routine repairs and maintenance are expensed, as incurred.

2. VALUATION ALLOWANCE ACCOUNTS

      The allowance for uncollectible accounts consists of the following (in thousands):

                                                            BALANCE AT         ADDITIONS       WRITE-OFF OF
                                                           BEGINNING OF       CHARGED TO       UNCOLLECTIBLE      BALANCE AT END
                              DESCRIPTION                     PERIOD            EXPENSE           AMOUNTS            OF PERIOD
                              -----------                  ------------       ----------       -------------      --------------
                December 31, 2003
                 Allowance for uncollectible
                   accounts..........................        $      45          $    --         $       --           $      45
                                                             =========          =======         ==========           =========
                December 31, 2002
                 Allowance for uncollectible
                   accounts..........................        $   1,174          $    27         $   (1,156)          $      45
                                                             =========          =======         ==========           =========
                December 31, 2001
                 Allowance for uncollectible
                   accounts..........................        $   1,238          $   134         $     (198)          $   1,174
                                                             =========          =======         ==========           =========

      The accrual to bring leased aircraft back to repair specifications at the termination of the operating lease is as follows (in thousands):

                                                            BALANCE AT
                                                           BEGINNING OF                      REPAIR         BALANCE AT END
                              DESCRIPTION                     PERIOD          ADDITIONS      CHARGES            OF PERIOD
                              -----------                  ------------      ----------    ----------       --------------
                December 31, 2003
                 Operating lease repair accrual......        $      --       $       --    $       --          $      --
                                                             =========       ==========    ==========          =========
                December 31, 2002
                 Operating lease repair accrual......        $     117       $       --    $     (117)         $      --
                                                             =========       ==========    ==========          =========
                December 31, 2001
                 Operating lease repair accrual......        $   1,633       $    1,247    $   (2,763)         $     117
                                                             =========       ==========    ==========          =========

3. LONG-TERM DEBT AND LINE OF CREDIT

      Long-term debt consists of the following (dollars in thousands):

                                                                                                             DECEMBER 31,
                                                                                                       -----------------------
                                                                                                          2002          2003
                                                                                                       ---------     ---------
         Notes payable to a finance company, variable interest rate at LIBOR plus 5.0%
            (6.12% at December 31, 2003) maturing July 31, 2006, secured by various
            property and  equipment ...........................................................        $   1,454     $   1,145
         Notes payable to a bank with interest payable at Prime plus 1.5% (5.5% at
            December 31, 2003) maturing July 31, 2023, secured by real estate .................            1,767         1,633
         Notes payable to a bank with interest payable at Prime plus 1.75% (5.75% at
            December 31, 2003) maturing December 31, 2006, secured by various
            property and equipment ............................................................            3,312         3,000
         Notes payable to a finance company with interest at 8% maturing
            January 1, 2007, secured by various aircraft ......................................            3,345         1,838
         Notes payable to a finance company with interest at 10.25% maturing
            May 15, 2008, secured by an aircraft ..............................................               --           207
         Capital lease payable to a leasing company secured by vehicles .......................              596           491
         Capital lease payable to a finance company secured by various aircraft ...............               --         3,361
         Capital lease payable to a vendor secured by equipment ...............................              101            --
                                                                                                       ---------     ---------
            Total .............................................................................           10,575        11,675
         Less: Current maturities .............................................................            2,235         2,051
                                                                                                       ---------     ---------
         Long-term debt, less current maturities ..............................................        $   8,340     $   9,624
                                                                                                       =========     =========

      Annual maturities of long-term debt during each of the following years ended December 31 are as follows (in thousands):

                              2004      $      2,051
                              2005             2,007
                              2006             3,812
                              2007               976
                              2008             2,829
                                        ------------
                                        $     11,675
                                        ============

      The estimated fair value of long-term debt, based on borrowing rates currently available to us for notes with similar terms and average maturities, approximated the carrying value as of December 31, 2002 and 2003.

      We have a working capital revolving line of credit agreement (the "Line") with a bank. Availability under the Line is the lower of: (i) $8.0 million or,
(ii) the sum of 85% of eligible accounts receivable, plus the lessor of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at December 31, 2003) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of December 31, 2003 we had $4.6 million outstanding under the Line and additional borrowing availability of $1.1 million. The weighted-average interest rate on borrowings under our revolving lines of credit was 6.2% and 5.7% for the years ended December 31, 2002 and 2003, respectively.

      The senior secured credit agreements restrict the payment of dividends and contain customary financial covenants requiring, among other things, minimum levels of EBITDA, working capital, tangible net worth and debt to EBITDA ratios. As of December 31, 2003 we were in compliance with all of these covenants.

4. ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES

      During 1997 and the first half of 1998, we experienced significant growth through a series of strategic acquisitions, and increasing demand for our services. Due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, we experienced a sharp decline in the demand for our services during the second half of 1998 through 2000. This decline in customer demand materialized quickly from the previous growth period and caused us to reassess our overall operations. This change in our market and reassessment of operations resulted in our recording of the following charges to asset impairment during 2001, 2002, and 2003 (in thousands):

                                                                                  2001          2002         2003
                                                                                -------       -------       ------
             Impairment of drilling, field equipment and inventory ......       $   632       $    --       $   --
             Write-down of other assets .................................            --            --           --
             Write-down of goodwill (net) ...............................            --            --           --
                                                                                -------       -------       ------
                                                                                $   632       $    --       $   --
                                                                                =======       =======       ======

      In 2001, we revalued the tractors being held for sale to prices that more closely approximated their fair market values. In doing so, we recognized asset impairment charges of $0.2 million for the year ended December 31, 2001. By the end of 2001, all of the tractors were sold at prices that approximated their newly assigned values. We also revalued the steel marsh buggies being held for sale to their appraised fair market values as of December 31, 2001. This revaluation resulted in an additional $0.4 million charge to asset impairment for the year ended December 31, 2001.

      In 2002, we collected $0.1 million of rent on facilities located in South America, which was applied as a reduction of the value of these assets held for sale. In 2003, we revalued the remaining South American assets at amounts approximating their revised values which resulted in a one-time charge of $0.4 million, which is reflected as a loss from discontinued operations.

      As of December 31, 2003, assets held for sale include 8 steel marsh buggies. These assets are valued at approximate fair market value of $0.1 million, which is included in "Other Assets" in the accompanying balance sheet as of December 31, 2003. We expect to dispose of these assets during 2004.

5. RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2001, we leased a facility from an affiliate at a total lease expense of $0.1 million, which approximated market value. We remained under this lease contract for a portion of 2001.

      In July 2000, we entered into a series of transactions with this same affiliate that enabled us to factor, with recourse, approximately $1.0 million of the trade receivable of a major customer. This receivable had become ineligible under the terms of our then existing revolving line of credit. As of December 31, 2003, we were liable to the affiliate for approximately $0.2 million related to this agreement. In addition, we borrowed $0.5 million from this affiliate during 2002. As of December 31, 2003, $0.1 million remained outstanding.

      We also placed certain subordinated debt with this affiliate, which was subsequently converted to preferred stock (See Note 8).

      During 2003, we entered into an agreement to facilitate the private placement of approximately 1,650,000 shares of our common stock owned by an affiliate and certain investors. The sale of the stock covered by this agreement closed in the fourth quarter of 2003 and resulted in our receipt of $0.4 million cash, which is reflected as a reduction in our general and administrative expense.

      In order to facilitate a settlement of ongoing litigation between certain affiliates, we agreed to re-price and extend the maturity dates of 293,055 warrants owned by the defendant affiliates but transferred in settlement of the litigation to the plaintiff affiliates. The exercise prices of the transferred warrants ranged from $2.25 - $6.00 per share. The maturity dates of the transferred warrants ranged from November 1, 2004 to July 1, 2005. The transferred warrants were re-priced at $1.54 per share and the maturity dates were extended to November 1, 2006. Our statement of operations includes a non-recurring charge of approximately $0.1 million representing the differences if the fair market value of the originally issued warrants and the re-priced warrants. As of December 31, 2003, all 293,055 re-priced warrants remained outstanding.

6. CUSTOMER AND CREDIT CONCENTRATION

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

      During the year ended December 31, 2003, three customers accounted for 71% (43%, 16% and 12%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2003, are amounts owed from these customers totaling approximately 60% (20%, 7% and 33%, respectively) of total accounts receivable

7. COMMITMENTS AND CONTINGENCIES

      LEASES

      During 1999, we entered into a sale-leaseback transaction with our aviation fleet. We received $8.0 million upon sale of the aircraft and entered into an operating lease for a period of 10 years. Monthly rental payments under the lease were approximately $80,000. In December 2001, we exercised our option to acquire this leased aviation fleet resulting in a $4.7 million note payable at December 31, 2001 (See Note 3). Future payments under this agreement will be recorded as a reduction in principal of the debt.

      In connection with the September 2002 completion of a certain senior secured credit facility, we negotiated with a financing institution for the acquisition of certain drilling equipment and the early termination of the lease of certain seismic aviation equipment previously accounted for as non-cancelable operating leases.

      Total rental expense was $1,558,767, $489,517 and $382,797 for the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2003 there were no material non-cancelable operating leases.

      INSURANCE

      Management is not aware of any significant workers' compensation claims or any significant claims incurred but not reported as of December 31, 2003.

      LITIGATION

      On February 13, 2004, we commenced litigation against a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A 8% Convertible Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred Stock, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred Stock from $2.50 to $0.75 (pre-split), is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law.

      Prior to the commencement of this litigation by us, we were notified, through our counsel, that ACP claimed our redemption of the shares of Series A 8% Convertible Preferred Stock was "a breach of OMNI's obligations to ACP under those provisions of its corporate charter that govern the conversion and redemption of the Preferred Stock, as well as a breach of fiduciary duty to ACP, violation of the Louisiana Blue Sky law and the federal securities laws, the Louisiana Business Corporation law and other provisions of Louisiana law."

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

      EMPLOYMENT AGREEMENTS

      The term of Mr. Eckert's employment agreement is from March 31, 2001 to March 31, 2004. The agreement provides that Mr. Eckert will serve as our Chairman of the Board, during such term, at a base salary of $100,000, $125,000 and $150,000 for the twelve month periods ended March 31, 2002, 2003 and 2004, respectively; and that Mr. Eckert's employment can be terminated at any time by us for cause or for breach of the agreement by Mr. Eckert.

      We have agreed in principle with certain executive officers to enter into a restricted stock agreement. The final terms are still under negotiation and are subject to third party review, Board and shareholder approval. These agreements could have an effect on our 2004 net income, the magnitude of which, if any, is not yet determined.

      The Board is also having on-going negotiations on possible employment and incentive compensation agreements with various executive officers and key employees, which will be subject to Board approval and, possibly, shareholder approval. These agreements could have an effect on our 2004 net income, the magnitude of which, if any, is not yet determined.

8. STOCKHOLDERS' EQUITY

      PREFERRED STOCK

      During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate, rather than as income in the accompanying financial statements.

      In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock. As of December 31, 2003, 761,110 warrants outstanding are all exercisable with an exercise price of $2.25 per share. Subsequent to 12/31/03, the affiliate exercised all of these warrants.

      At December 31, 2003, we had a total of 7,500 shares of Series A Preferred Stock and 4,600 shares of Series B Preferred Stock, at a total liquidation value of $12.1 million.

      The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $2.25, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends, has voting rights on all matters submitted to a vote of our stockholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. Pursuant to an agreement with the preferred stockholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of September 2003, there were approximately $0.3 million dividends in arrears relating to these outstanding shares of Series A Preferred Stock. The affiliate previously agreed that dividends would not accrue after June 30, 2002, until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003, we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash. Subsequent to December 31, 2003, we issued $10 million of 6.5% Subordinated Convertible Debentures. The proceeds were used to redeem $8.2 million of the Series A Preferred Stock, including accrued dividends paid in cash. (See Note 7)

      In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. Pursuant to an agreement with the preferred stockholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. The affiliate previously agreed that dividends would not accrue after June 30, 2002 until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash. Subsequent to December 31, 2003, we redeemed approximately $2.3 million of the Series B Stock, including accrued dividends paid in cash. (See Note 7)

      STOCK OPTIONS

      In September 1997, we adopted and our sole shareholder approved the Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to our key employees, officers, directors who are our employees, and our consultants and advisors and non-employee directors ("Eligible Persons"). Under the incentive plan, we may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the date of grant. A total of 1,500,000 shares of common stock have been authorized under the Incentive Plan, of which 162,270 remain available for issuance at December 31, 2003.

      In January 1999, we approved the Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of our common stock to non-officer employees of our company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the effective date of the grant. A total of 100,000 shares of common stock are authorized, of which 5,435 remain available for issuance at December 31, 2003.

      We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the affect of the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our reported results of operations on a pro forma basis are presented below.

      Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                     2001                             2002                          2003
                                         ----------------------------    ----------------------------    ---------------------------
                                            AS       COMPEN-     PRO        AS       COMPEN-     PRO        AS      COMPEN-     PRO
                                         REPORTED   SATION(1)   FORMA    REPORTED   SATION(1)   FORMA    REPORTED  SATION(1)   FORMA
                                         --------   ---------   -----    --------   ---------   -----    --------  ---------   -----
                                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common
and common equivalent shares ........    $  4,938     $(369)   $ 4,569   $    724    $ (67)     $  657    $ 2,999  $(416)     $2,584

Basic income per share ..............    $   0.55        --    $  0.51   $   0.08       --      $ 0.08    $  0.34     --      $ 0.29

Diluted income per share ............    $   0.50        --    $  0.46   $   0.08       --      $ 0.08    $  0.34     --      $ 0.29

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

      The weighted average fair value at date of grant for options granted during 2003 was $2.26 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 148%; (c) average risk-free interest rate of 2.51%; and (d) expected life of 9.2 years.

      A summary of our employee stock options as of December 31, 2001, 2002 and 2003, and changes during the years then ended, which give retroactive effect to the one for three reverse stock split effective July 3, 2002, are presented below:

                                                                  WEIGHTED AVERAGE          INCENTIVE           OTHER
                                                                   EXERCISE PRICE         PLAN OPTIONS         OPTIONS
                                                                   --------------         ------------         -------
                  Balance at December 31, 2000 ............           $    10.38              535,650             3,333
                                                                      ----------           ----------        ----------
                   Granted ................................                 2.67              723,000                --
                   Exercised ..............................                 1.89              122,901                --
                   Forfeited ..............................                 3.75             (473,216)               --
                                                                      ----------           ----------        ----------
                  Balance at December 31, 2001 ............           $     3.40              908,335             3,333
                                                                      ----------           ----------        ----------
                   Granted ................................                 1.94               75,000                --
                   Exercised ..............................                 1.87               (3,333)               --
                   Forfeited ..............................                 5.05             (125,510)           (3,333)
                                                                      ----------           ----------        ----------
                  Balance at December 31, 2002 ............           $     3.03              854,492                --
                                                                      ----------           ----------        ----------
                   Granted ................................                 2.31              489,500                --
                   Exercised ..............................                 1.88             (119,998)               --
                   Forfeited ..............................                 5.80              (54,854)               --
                                                                      ----------           ----------        ----------
                  Balance at December 31, 2003 ............           $     2.74            1,169,140                --
                                                                      ==========           ==========        ==========

      The following table summarizes information about employee stock options outstanding as of December 31, 2003:

                                                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                  ---------------------------------------------      -----------------------------
                                                                  WGTD. AVG.
                                                    NUMBER        REMAINING        WGTD. AVG.           NUMBER         WGTD. AVG.
                    EXERCISE PRICES               OUTSTANDING    CONTR. LIFE     EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
                    ---------------               -----------    -----------     --------------      -----------    --------------
            $1.30 - $5.21 ..............           1,155,516           7.6           $ 2.38             585,105         $ 2.39
            $5.22 - $10.42 .............               1,332           5.7           $ 9.00               1,332         $ 9.00
            $10.43 - $15.64 ............               1,461           0.1           $15.00               1,461         $15.00
            $15.65 - $36.48 ............               7,499           0.7           $33.00               7,499         $33.00
            $36.49 - $52.12 ............               3,332           0.3           $52.12               3,332         $52.12
                                                   ---------           ---           ------             -------         ------
                                                   1,169,140           7.5           $ 2.74             598,729         $ 3.10
                                                   =========           ===           ======             =======         ======

      Additionally, at December 31, 2003, there were 170,000 outstanding options held by affiliates to purchase shares of common stock at a price of $2.25 a share. At December 31, 2003, there were 1,339,140 total options outstanding at exercise prices ranging from $1.30 - $52.13, of which 593,729 were exercisable. There were also 1,773,709 warrants outstanding and exercisable at exercise prices ranging from $1.54 - $2.25.

      COMMON STOCK

      The consolidated financial statements and related notes thereto include the retroactive effect of a one for three reverse stock split effective July 3, 2002. We currently have 45,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 9,101,778 and 9,569,729 issued at December 31, 2002 and 2003, respectively. In November 2000, 1,302,489 new shares were issued in conjunction with the acquisition of Gulf Coast Resources, Inc. (See Note 11) and 2,320,000 were issued in conjunction with the private placement (See Note 1). In 2001, we repurchased 361,800 shares, which are classified as treasury shares.

      EARNINGS PER SHARE

      Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. Giving retroactive effect the one for three reverse stock split effective July 3, 2002, we had 371,698, 985,615 and 522,496 options outstanding in the years ended December 31, 2001, 2002 and 2003, respectively, that were excluded from the calculation of diluted EPS as antidilutive. In addition, warrants to purchase up to 184,722, 2,121,662 and 1,557,774 shares of common stock were also excluded for the years ended December 31, 2001, 2002 and 2003, respectively.

      The following table sets forth the computation of basic and diluted weighted average shares for the years ended December 31, 2001, 2002 and 2003 (in thousands):

                                                                               2001       2002         2003
                                                                               ----       ----         ----
            Shares:
             Basic shares outstanding ............................             9,015      8,739        8,772
                                                                               -----      -----        -----
             Effect of dilutive securities:
               Stock options .....................................               225          6           11
               Warrants ..........................................               604         --           45
                                                                               -----      -----        -----
             Dilutive shares outstanding .........................             9,844      8,745        8,828
                                                                               =====      =====        =====

9.    INCOME TAXES

      The components of deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows (in thousands):

                                                                                       2002           2003
                                                                                    --------        --------
                  Deferred Tax Assets:
                   Allowance for doubtful accounts .....................            $     17        $     17
                   Foreign taxes .......................................                 147              --
                   Goodwill ............................................               1,812               0
                   Net operating loss carryforward .....................              13,799          12,453
                                                                                    --------        --------
                     Total deferred tax assets .........................              15,775          12,470
                  Deferred Tax Liabilities:
                   Property and equipment ..............................              (5,337)         (4,887)
                  Customer intangible ..................................                (674)           (337)
                  Less: Valuation Allowance ............................              (9,364)         (5,246)
                                                                                    --------        --------
                  Net Deferred Tax Asset ...............................            $    400        $  2,000
                                                                                    ========        ========

      The income tax expense (benefit) for the years ended December 31, 2001, 2002 and 2003 consisted of the following (in thousands):

                                                                            2001          2002         2003
                                                                            ----          ----         ----
              Current benefit ..................................          $  (928)      $  (884)           --
              Deferred (benefit) expense .......................              285         1,713       $ 2,518
              Less: change in valuation allowance ..............              643        (1,229)       (4,118)
                                                                          -------       -------       -------
                 Total tax benefit .............................          $    --       $   400       $ 1,600
                                                                          =======       =======       =======

      The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, 2001, 2002 and 2003 is shown below:

                                                                          2001         2002        2003
                                                                          ----         ----        ----
              Statutory federal rate ........................               34%          34%         34%
              State taxes ...................................                3            3           3
              Goodwill ......................................               --           --          --
              Life insurance proceeds .......................              (49)          --          --
              Valuation allowance ...........................               16          (87)        (83)
              Other .........................................               (4)          --          --
                                                                           ---          ---         ---
                 Total ......................................                0%         (50)%       (46)%
                                                                           ===          ===         ===

      As of December 31, 2003, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $34.0 million. The NOLs will expire commencing 2019. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the likelihood of a concept of "more-likely-than-not" of realizing such benefit. In determining whether it is "more-likely-than-not" that we will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. SFAS No. 109 indicated that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance of $6.0 million for all of the recorded net deferred tax assets. In 2002 and 2003, the Company reversed $0.4 million and $1.6 million, respectively of this related reserve due to the Company's expectation of generating income in fiscal 2003 and 2004. In 2003, the Company reversed an additional $1.6 million of this related reserve. Future favorable adjustments to the valuation allowance may be required if and when circumstances change.

10. SEGMENT INFORMATION

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in four segments, which operate in North America. All remaining assets also are located in North America.

      Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue is derived through transport of geophones and recorders used to collect the seismic data between receiving points. Helicopters are also used to transport heli-portable drilling units into remote or otherwise inaccessible terrain, as well as to transport people and equipment to offshore oil rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. The following shows industry segment information for the years ended December 31, 2001, 2002 and 2003:

                                                                           2001         2002         2003
                                                                           ----         ----         ----
                                                                             (THOUSANDS OF DOLLARS)
              OPERATING REVENUES:
               Drilling ........................................         $ 17,971     $ 24,477     $ 30,117
               Aviation ........................................            3,644        3,066        5,117
               Survey ..........................................              611           --           --
               Permitting ......................................            1,460          253        1,821
                                                                         --------     --------     --------
                 Total .........................................         $ 23,686     $ 27,796     $ 37,055
                                                                         ========     ========     ========

              GROSS PROFIT (LOSS):
               Drilling ........................................         $  2,121     $  4,990     $  7,227
               Aviation ........................................            1,084        1,273        1,217
               Survey ..........................................             (177)        (111)         (62)
               Permitting ......................................              177           30          352
               Other ...........................................             (412)        (528)        (420)
                                                                         --------     --------     --------
                 Total .........................................            2,793        5,654        8,314
              General and administrative expenses ..............            3,126        3,771        4,820
              Asset impairment and other charges ...............              632           --           --
              Other (income) expense, net ......................           (6,629)       1,075        1,244
                                                                         --------     --------     --------
              Income before taxes ..............................         $  5,664     $    808     $  2,250
                                                                         ========     ========     ========

              IDENTIFIABLE ASSETS:
               Drilling(1) .....................................         $ 21,045     $ 24,309     $ 21,428
               Aviation(2) .....................................            6,993        6,096       15,795
               Survey ..........................................            1,516        1,050        1,129
               Other ...........................................            8,894        9,870       11,937
                                                                         --------     --------     --------
                 Total .........................................         $ 38,448     $ 41,325     $ 50,289
                                                                         ========     ========     ========

              CAPITAL EXPENDITURES:
               Drilling (1)(3) .................................         $    271     $    625     $     99
               Aviation(2)(3) ..................................               --           25          358
               Survey ..........................................               --           --           --
               Other ...........................................               63           35           38
                                                                         --------     --------     --------
                 Total .........................................         $    334     $    685     $    495
                                                                         ========     ========     ========

----------
      (1) In September 2002, we acquired certain drilling equipment previously under lease obligation.

      (2) In December 2001, we exercised our purchase option to acquire the aviation fleet previously under lease obligation.

      (3)   Net of assets obtained in acquisitions (See Note 11).

11. ACQUISITION

      On January 18, 2002, we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc. (Veritas), a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition cost was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and a commitment valued at $1.9 million to discount future work to be performed for Veritas over a four year period. In this acquisition, we acquired inventory, vehicles, shop equipment and drilling, field and support equipment. The acquisition resulted in the recognition of a $1.9 million customer relationship intangible asset. We established a liability for these future minimum discounts which will be recognized as work is performed. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition date. The following summarized unaudited data reflects our consolidated pro forma results of operations as if the AirJac transaction had taken place on January 1, 2001 (in thousands):

                           PRO FORMA UNAUDITED RESULTS

                                                                           TWELVE MONTHS ENDED
                                                                            DECEMBER 31, 2001
                                                                           -------------------
            INCOME STATEMENT DATA
            Revenue ......................................                      $35,712
            Gross Profit .................................                      $ 3,498
            Net income ...................................                      $ 5,475
            Basic earnings per share .....................                      $  0.61
            Diluted earnings per share ...................                      $  0.56

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

                            UNAUDITED FINANCIAL DATA:

            BALANCE SHEET DATA
            Current assets ..........................................            $   154
            Property, plant, and equipment ..........................              2,101
            Customer relationship ...................................              1,920
            Capital lease obligation assumed ........................               (179)
             Obligation for future discounts ........................             (1,920)
                                                                                 -------
               Cash purchase price ..................................            $ 2,076
                                                                                 =======

      The amount assigned to the customer relationship intangible will be amortized over a twenty year period and will not result in any residual value. The amortization expense related to this amount is expected to be $0.5 million over the next five years.

      On November 20, 2003, we purchased American Helicopters, Inc. for $4.6 million cash and the assumption of certain long-term debt. American Helicopters, Inc. operated 17 helicopters from base locations in Louisiana and Texas and is headquartered in Angleton, Texas. The infrastructure received through this acquisition, significantly increased our ability to provide aviation services to oil and gas companies operating in the offshore waters in the Gulf of Mexico. The following summarized unaudited data reflects our consolidated pro forma results of operations as if the American Helicopters, Inc. transaction had taken place January 1, 2002. (in thousands):

                                                                                                 PRO FORMA
                                                                                             UNAUDITED RESULTS
                                                                                TWELVE MONTHS ENDED      TWELVE MONTHS ENDED
                                                                                 DECEMBER 31, 2002        DECEMBER 31, 2003
                                                                                -------------------      -------------------
            INCOME STATEMENT DATA
            Revenue ....................................................             $   36,611               $   46,654
            Gross Profit ...............................................             $    7,948               $   11,496
            Net income .................................................             $    1,299               $    4,744
            Basic income (loss) per common share:
               Income from continuing operations .......................             $     0.15               $     0.58
               (Loss) from discontinued operations .....................                     --               $    (0.04)
               Net Income ..............................................             $     0.15               $     0.54
               Net Income applicable to common and
               common equivalent shares ................................             $     0.15               $     0.49
            Diluted income (loss) per common share:
               Income from continuing operations .......................             $     0.15               $     0.58
               (Loss) from discontinued operations .....................                     --               $    (0.04)
               Net Income ..............................................             $     0.15               $     0.54
               Net Income applicable to common and
               common equivalent shares ................................             $     0.15               $     0.48

                            UNAUDITED FINANCIAL DATA:

            BALANCE SHEET DATA
            Current assets ........................................            $ 2,129
               Property, plant, and equipment .....................              3,322
               Current Liabilities ................................               (598)
               Long-term liabilities ..............................               (213)
                                                                               -------
                   Cash purchase price ............................            $ 4,640
                                                                               =======

12. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                          QUARTER ENDED
                                                                                          -------------
                               2003                                  MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
      --------------------------------------------------------     -----------      -----------     ------------      -----------
      Operating revenues .....................................     $     6,207      $    10,409      $    10,218      $    10,221
      Gross profit (loss) ....................................           1,049            2,872            2,601            1,792
      Net operating income (loss) ............................             (11)           1,640            1,511              354
      Net income (loss) from continuing Operations ...........            (115)           1,542            1,439              984
      Loss from discontinued operations ......................              --               --               --             (367)
      Net Income .............................................            (115)           1,542            1,439              617
      Accretion of preferred stock ...........................              --               --             (242)            (242)
                                                                   -----------      -----------      -----------      -----------
      Net earnings (loss) applicable to common and
       common equivalent shares ..............................     $      (115)     $     1,542      $     1,197      $       375
                                                                   ===========      ===========      ===========      ===========
      Basic income (loss) per common share:
         Income from continuing operations ...................     $     (0.01)     $      0.18      $      0.16      $      0.11
                                                                   ===========      ===========      ===========      ===========
         (Loss) from discontinued operations .................     $        --      $        --      $        --      $     (0.04)
                                                                   ===========      ===========      ===========      ===========
         Net Income ..........................................     $     (0.01)     $      0.18      $      0.16      $      0.07
                                                                   ===========      ===========      ===========      ===========
         Net Income applicable to common and common
         equivalent shares ...................................     $     (0.01)     $      0.18      $      0.14      $      0.04
                                                                   ===========      ===========      ===========      ===========
      Diluted income (loss) per common share:
         Income from continuing operations ...................     $     (0.01)     $      0.18      $      0.16      $      0.08
                                                                   ===========      ===========      ===========      ===========
         (Loss) from discontinued operations .................     $        --      $        --      $        --      $     (0.03)
                                                                   ===========      ===========      ===========      ===========
         Net Income ..........................................     $     (0.01)     $      0.18      $      0.16      $      0.05
                                                                   ===========      ===========      ===========      ===========
         Net Income applicable to common and common
         equivalent shares ...................................     $     (0.01)     $      0.18      $      0.14      $      0.03
                                                                   ===========      ===========      ===========      ===========

                                                                                          QUARTER ENDED
                                                                                          -------------
                               2002                                  MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
      --------------------------------------------------------     -----------      -----------     ------------      -----------
      Operating revenues .....................................     $     4,614      $     9,059      $     7,732      $     6,391
      Gross profit (loss) ....................................             809            2,214            1,952              678
      Net operating income (loss) ............................             301            1,416              948             (782)
      Net income (loss) ......................................              65            1,142              630             (629)
      Accretion of preferred stock ...........................            (242)            (242)              --               --
                                                                   -----------      -----------      -----------      -----------
      Net earnings (loss) applicable to common and
       common equivalent shares ..............................     $      (177)     $       900      $       630      $      (629)
                                                                   ===========      ===========      ===========      ===========
      Net income (loss) per common share:
      Basic income (loss) per common share ...................     $     (0.02)     $      0.10      $      0.07      $     (0.07)
                                                                   ===========      ===========      ===========      ===========
      Diluted income (loss) per common share .................     $     (0.02)     $      0.10      $      0.07      $     (0.07)
                                                                   ===========      ===========      ===========      ===========

                                                                                          QUARTER ENDED
                                                                                          -------------
                               2001                                  MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
      --------------------------------------------------------     -----------      -----------     ------------      -----------
      Operating revenues .....................................     $     4,212      $     5,985      $     9,180      $     4,309
      Gross profit (loss)(2) .................................            (585)             760            1,568            1,050
      Net operating income (loss) ............................          (1,620)             302            1,003             (650)
      Net income (loss) ......................................           5,254              196              994             (780)
      Accretion of preferred stock(3) ........................              --             (242)            (242)            (242)
                                                                   -----------      -----------      -----------      -----------
      Net earnings (loss) applicable to common and
       common equivalent shares(3) ...........................     $     5,254      $       (46)     $       752      $    (1,022)
                                                                   ===========      ===========      ===========      ===========
      Net income (loss) per common share:
      Basic income (loss) per common share(3) ................     $      0.59      $     (0.01)     $      0.08      $     (0.11)
                                                                   ===========      ===========      ===========      ===========
      Diluted income (loss) per common share(3) ..............     $      0.43      $     (0.00)     $      0.08      $     (0.11)
                                                                   ===========      ===========      ===========      ===========

----------
      (1) The fourth quarter of 2003 includes a provision for discontinued operations in South American of $0.4 million. EPS from continuing operations was $0.10 per diluted share, excluding the assumed dilution from the conversion of the Series A Preferred Stock redeemed subsequent December 31, 2003.

      (2) The fourth quarter of 2001 includes an insurance premium receivable recorded of approximately $0.3 million and an inventory book to physical adjustment of approximately $0.4 million.

      (3) The second and third quarters of 2001 have been restated to record accretion of preferred stock (See Note 8).

13. SUBSEQUENT EVENTS

      Subsequent to December 31, 2003, we issued $10.0 million of 6.5% Subordinated Convertible Debentures (the "Debentures") maturing in February 2007. The proceeds were used to redeem our Series A 8% Preferred Stock and a portion of our Series B 8% Preferred Stock. Under the terms of the agreement, the holders of the Debentures will also have the right to require the repayment or conversion of up to $8.75 million (plus accrued and unpaid interest) of the Debentures earlier than maturity ("Put Option"). The Put Option can be exercised in ten consecutive and equal monthly installments commencing the first full month following the date on which a registration statement filed with the Securities and Exchange Commission to register the underlying common shares is declared effective. Upon receipt by OMNI of the debenture holders' intent to exercise the Put Option, the Company will have the irrevocable option to deliver cash or common stock with respect to the Put Option. If the Company elects to pay the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of OMNI common stock for the applicable pricing period, as defined by the agreement.

      The Company also issued (i) Series A Warrants representing the right to purchase in the aggregate 700,000 shares of common stock with an exercise price of $7.15 per share (subject to adjustment as provided therein), and (ii) Series B Warrants representing the right to purchase in the aggregate 390,000 shares of common stock with an exercise price of $8.50 per share (subject to adjustment as provided therein). The Series A Warrants and Series B Warrants cannot be exercised at any time before the date that is six months and one day after the date the warrants were issued. The Series A Warrants are exercisable for one year after they become exercisable. The Series B Warrants are exercisable for five years after they become exercisable. (See Note 7)

      Subsequent to December 31, 2003, we entered into a five year contract to provide offshore transportation services to approximately 90 manned and unmanned offshore transportation platforms, primarily in the shallow, offshore waters of the Gulf of Mexico. The contract is expected to generate for us, in excess of, $7 million in annual revenue.

      In March, 2004, we acquired 13.6 acres of real estate near Intracoastal City, Louisiana, which will serve as our primary operating aviation base and facilitate the consolidation of our principal aviation maintenance and repair facilities. We expect to commence operations from this new facility during the third quarter of 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information regarding changes in accountants has previously been reported on a current report on Form 8-K filed August, 15, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

      As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

      In order to further enhance our disclosure controls and procedures, our auditors have recommended, and we have implemented, a process to have the audit committee (i) review and approve any significant, nonstandard journal entries initiated by management, and (ii) monitor the timely recording and accounting for non-cash, equity transactions.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning our directors and officers called for by this item will be included in our definitive Proxy Statement under the heading "Information About the Company's Directors", prepared in connection with the 2004 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement under the heading "Annual Compensation", prepared in connection with the 2004 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement under the heading "Summary Compensation Table", prepared in connection with the 2004 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement under the heading "Certain Transactions", prepared in connection with the 2004 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement under the heading "Relationship with Independent Public Accountants", prepared in connection with the 2004 Annual Meeting of stockholders and is incorporated herein by reference.

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

      (b)   Reports on Form 8-K:

            On November 12, 2003, we furnished a Form 8-K attaching our third quarter 2003 earnings release as an exhibit.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

      OMNI ENERGY SERVICES CORP. (Registrant)


      By: /s/ JAMES C. ECKERT
         --------------------------------
      James C. Eckert
      President and Chief Executive Officer (Principal Executive Officer)
      Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                            TITLE                         DATE
              ---------                            -----                         ----
         /s/ JAMES C. ECKERT           President, Chief Executive        March 30, 2004
     --------------------------      Officer, Chairman of the Board
           James C. Eckert

          /s/ G. DARCY KLUG              Chief Financial Officer         March 30, 2004
     --------------------------       (Principal Financial Officer)
            G. Darcy Klug

        /s/ MICHAEL G. DEHART                   Director                 March 30, 2004
     --------------------------
          Michael G. DeHart

         /s/ DAVID A. MELMAN                    Director                 March 30, 2004
     --------------------------
           David A. Melman

        /s/ MARSHALL G. WEBB                    Director                 March 30, 2004
     --------------------------
          Marshall G. Webb

        /s/ RICHARD C. WHITE                    Director                 March 30, 2004
     --------------------------
          Richard C. White

                           OMNI ENERGY SERVICES CORP.
                                  EXHIBIT INDEX

            EXHIBIT NUMBER
            --------------
                 3.1          Composite Articles of Incorporation of OMNI Energy
                              Services Corp.(as of November 7, 2000).(7)

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

                 *10.2        Stock Incentive Plan.(2)

                 *10.3        Form of Stock Option Agreements under our Stock
                              Incentive Plan.(2)

                 10.6 Third Amended and Restated Loan Agreement by and among us, certain of our subsidiaries and Hibernia
                              National Bank, dated October 30, 2001.(6)

                 21.1         Subsidiaries of OMNI Energy Services Corp.

                 23.1         Consent of Fitts Roberts & Co., P.C.

                 23.2         Consent of Ernest & Young

                 23.3         Notification regarding consent of Arthur Andersen
                              LLP.

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


----------
      *     Management contract or compensation plan or arrangement

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