Form 10-K/A
period 2003-12-31
OMNI ENERGY SERVICES CORP
filed 2004-04-29
CIK 1046212

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

(Mark One)

  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at April 26, 2004 was 11,393,974.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

         On March 30, 2004, OMNI Energy Services Corp. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Initial Form 10-K"). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2004 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 29, 2004. Since filling the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 29 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth, as of April 26, 2004, certain information about the Company's directors. All of the directors are elected annually for a one-year term. There are no arrangements or understandings between the Company and any person, pursuant to which such person has been elected a director, and no director is related to any other director or executive officer of the Company.

               DIRECTORS                 AGE             POSITION
               ---------                 ---             --------
James C. Eckert......................     54       President, Chief Executive
                                                   Officer and Chairman of the Board
Michael G. DeHart....................     53       Director (1) (2)
David A. Melman......................     61       Director (1)
Marshall G. Webb.....................     61       Director (2)
Richard C. White.....................     48       Director (1) (2)
Laurel Upton.........................     64       Advisory Director

(1) Member of Compensation Committee
(2) Member of Audit Committee

         James C. Eckert has served as President, Chief Executive Officer and a Director of the Company since March 2001. From 1998 to 2000, Mr. Eckert served as Vice-President for Business Development of Veritas DGC Land, Inc. From 1992 to 1998, Mr. Eckert supervised the highland and transition seismic acquisitions of Veritas DGC Land, Inc. He served as President of GFS Company, a company that he co-founded in 1985, until its acquisition in 1992 by Digiton, Inc., a predecessor by merger to Veritas, Inc. Mr. Eckert graduated from the University of Southern Mississippi in 1971.

         Michael G. DeHart is a Certified Public Accountant and has been employed as the President and Chief Investment Officer for Stuller Management Services, since June 2001. Prior to that, Mr. Dehart was a partner with the accounting firm Wright, Moore, DeHart, Dupuis and Hutchinson, L.L.C. He was a member of that firm's management committee from 1998 to May 2001. Mr. DeHart received an M.B.A. from the University of Southwestern Louisiana and has been a director of the Company since November 2000. Mr. DeHart is Chairman of the Audit Committee.

         David A. Melman is the Chief Executive Officer of Republic Resources, Inc., a Louisiana based environmental company, engaged in containment and treatment of contaminated ground water. He also serves as the Chairman of the Board of XCL, Ltd., a U. S. based natural resource holding company with operational interests in China. Mr. Melman has an undergraduate degree in economics, a Juris Doctorate and a Master of Laws (Taxation). Mr. Melman is on the board of directors of Republic Resources, Inc. and Beta Oil and Gas, Inc. Mr. Melman has been a director of the Company since February 2004.

         Marshall G. Webb is the Chief Executive Officer of HWIGroup, Inc., an early stage company formed to create a security services solution for maritime and land-based facilities, including private companies and governmental agencies. Previously, Mr. Webb was the founder and Managing Director of Polaris Group, an advisory firm providing financial consulting and merger and acquisition services for various public and private companies. He was the founder of BrightStar Information Technology Group, Inc., a global provider of information technology software services. Mr. Webb is on the board of directors of Teletouch Communications, Inc. and is a member of the American Institute of CPA's. Mr. Webb has been a director of the Company since February 2004.

         Richard C. White is the former President and Chief Executive Officer of NuTec Energy Services Inc. He held that position from October of 2001, until his retirement in September 2002. He was Chief Executive Officer of Veritas DGC Land, Inc. from January 2000 through June 2000. From 1995 until his retirement in October 1999, Mr. White served as President of Western Geophysical Company, as well as Senior Vice President of Western Atlas Inc. He also served as President of Baker Hughes Incorporated from August 1998 until October 1999. Prior to 1995, he held various other executive positions with Western Geophysical Company, including Chief Operating Officer. Mr. White graduated from Bloomsberg University in 1978 and has been a director of the Company since March 2001. Mr. White is Chairman of the Compensation Committee.

         Laurel Upton joined OMNI as our Aviation Manager in November 2003 with the acquisition of American Helicopters Inc. ("AHI"). He was a co-owner of AHI since inception in 1996. Mr. Upton has over 40 years experience in the aviation industry, including affiliations with PHI, Southern Natural Gas, Air Logistics (Chief Pilot) and Gulf Air Transport. He was a flight instructor with the Department of Air Force and the US Army. Mr. Upton has been an Advisory Director since March 2004.

AUDIT COMMITTEE

         Under rules adopted by the SEC, the Company is required to disclose whether it has an "Audit Committee Financial Expert" serving on its Audit Committee. Although management believes that at least one member of the Audit Committee would qualify as an Audit Committee Financial Expert, the Company's Board of Directors has not designated any particular member of the Audit Committee as the Audit Committee Financial Expert under the SEC's rules. Management believes that at least one member of the Audit Committee is capable of: (i) understanding generally accepted accounting principles and financial statements; (ii) assessing the general application of these principles in connection with the accounting for estimates, accruals and reserves; (iii) analyzing and evaluating the Company's consolidated financial statements; (iv) understanding internal control over financial reporting; and (v) understanding audit committee functions. All Audit Committee members are "independent directors," as such term is defined in NASD's Rule 4200 (a) (15).

         The responsibilities of our audit committee include:

                  - engaging an independent audit firm to audit our financial statements and to perform services related to the audit;

                  - reviewing the scope and results of the audit with our independent auditors;

                  - considering the adequacy of our internal accounting control procedures;

                  -        considering auditors' independence; and

                  - approving all audit and non-audit services with our independent auditors.

         The board of directors has adopted a written charter for the audit committee. The audit committee held four meetings during fiscal year 2003.

EXECUTIVE OFFICERS

         The name, age and offices held by each of the executive officers as of April 26, 2004 are as follows:

            NAME                    AGE                     POSITION
            ----                    ---                     --------
James C. Eckert.................     54           President, Chief Executive Officer and
                                                    Chairman of the Board
G. Darcy Klug...................     52           Chief Financial Officer
Deborah C. DeRouen..............     49           Chief Accounting Officer

         Information regarding Mr. Eckert is contained above under "Directors".

         G. Darcy Klug is our Chief Financial Officer. He joined us in May 2001, after being involved in private investments since 1987. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various financial positions with Galveston-Houston Company, a manufacturer of oil and gas equipment listed for trading on the New York Stock Exchange. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now Pricewaterhouse Coopers). Mr. Klug is a graduate of Louisiana State University and is a member of the Louisiana State Board of Certified Public Accountants.

         Deborah C. DeRouen is our Chief Accounting Officer. She is a Certified Public Accountant and joined OMNI in March 2004 after holding similar positions and consulting for privately held companies since 1999. From 1994 to 1999, Ms. DeRouen was Corporate/Divisional Controller for Stolt Offshore (formerly American Offshore Divers). She held various positions in Lafayette, LA and Dallas Texas, from 1985 to 1994, for ARCO Oil & Gas Company, PET Inc. and Superior Oil. She began her public accounting career with Ernst & Ernst (now Ernst & Young, LLP), until she left public accounting as a partner with a local CPA firm in 1985. Ms. DeRouen graduated from Louisiana State University and is a member of the Louisiana State Board of Certified Public Accountants, the American Institute of Certified Public Accountants and the Society of Louisiana Certified Public Accountants.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's directors, executive officers and 10% stockholders have filed timely with the Commission reports of ownership and changes in ownership of equity securities of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

         At April 29, 2004 the Company has not adopted a Code of Ethics that complies with SEC requirements; however, prior to the date of the 2004 Annual Meeting, the Company will have adopted such a Code. At such time, the Code of Ethics will be available at the Company's website at www.omnienergy.com. The Company intends to disclose on its website any waivers or amendments to the Code of Ethics promptly after such action.

ITEM 11. EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

         The following table sets forth all compensation information for the three years ended December 31, 2003, for the Company's Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company had a total annual salary and bonus exceeding $100,000 during 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                                                           -------------
                                                                                           NO. OF SHARES
                                                            ANNUAL COMPENSATION             UNDERLYING
                                                     ---------------------------------     OPTIONS/SARS         ALL OTHER
     NAME AND PRINCIPAL POSITION                     YEAR        SALARY        BONUS        GRANTED(1)      COMPENSATION (2)
     ---------------------------                     ----        ------        -------      ----------      ----------------
James C. Eckert(3)                                   2003       $ 150,000    $                60,000          $     --
       President and Chief Executing Officer         2002       $ 113,750    $  91,625           ---          $     --
                                                     2001       $  45,375    $      --       331,667          $     --

G.Darcy Klug (4)                                     2003       $ 115,000    $                40,000          $     --
     Chief Financial Officer                         2002       $  83,000    $  37,500           ---          $     --
                                                     2001       $  37,500    $      --       133,333          $     --

(1)      See the following tables for additional information.

(2) Perquisites and other personal benefits paid to each Named Executive Officer, in any of the years presented, did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary and bonus for that year

(3) Mr. Eckert has been employed by the Company since March 2001; as a result, compensation for 2001 is for a partial year.

(4) Mr. Klug has been employed by the Company since May 2001; as a result, compensation for 2001 is for a partial year.

2003 RESTRICTED STOCK INCENTIVE AGREEMENT AND 2003 STOCK OPTION AGREEMENT

         Effective December 1, 2003, we entered into Restricted Stock Incentive Agreements, as amended, with Messrs. Eckert and Klug for the award of 200,000 shares and 161,800 shares, respectively, under the terms and conditions of the Amended and Restated OMNI Energy Services Corp. Stock Option Plan. Under the terms of the amended Restricted Stock Incentive Agreement, 25% of such shares will vest on the day immediately following our 2004 annual shareholder meeting and an additional 25% in such shares will vest on the day following each of the 2005, 2006, and 2007 annual shareholder meetings. Vesting is subject to the continued employment of Messrs. Eckert and Klug with OMNI on each vesting date. If there is a "change of control" (as defined by the amended Restricted Stock Incentive Agreement) of OMNI during the vesting period, all shares granted to Messrs. Eckert and Klug will immediately vest.

         During 2003, no stock appreciation rights were granted and the following options were granted to the Named Executive Officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                            ASSUMED ANNUAL RATES OF STOCK
                                  INDIVIDUAL GRANTS                                       PRICE APPRECIATION FOR OPTION TERM
--------------------------------------------------------------------------------------    ----------------------------------
                         NUMBER OF      PERCENT OF TOTAL
                        SECURITIES        OPTIONS/SARs
                        UNDERLYING         GRANTED TO       EXERCISE OR
                       OPTIONS/SARs      EMPLOYEES IN       BASE PRICE      EXPIRATION
        NAME            GRANTED (#)       FISCAL YEAR         ($/SH)          DATE            5% ($)            10% ($)
        ----            -----------       -----------         ------          ----            ------            -------
James C. Eckert           60,000              12.4%            $2.32        11/05/2013         $87,600          $222,000
G. Darcy Klug             40,000               8.3%            $2.32        11/05/2013         $58,400          $148,000

STOCK OPTION HOLDINGS

         The following table sets forth information, as of December 31, 2003, with respect to stock options held by the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock in 2003.

                       AGGREGATE OPTION VALUES AT YEAR END

                                         NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                          OPTIONS AT YEAR END                  AT YEAR END(1)
                                   -----------------------------      ------------------------------
                                   EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                                   -----------     -------------      -----------      -------------
James C. Eckert                       248,319          143,347            $944,704          $538,243
G. Darcy Klug                         103,331           70,002            $466,757          $305,442

(1) The closing sale price of the Common Stock on December 31, 2003 was $6.45 per share, as reported by the Nasdaq National Market.

EXECUTIVE EMPLOYMENT AGREEMENTS

         The term of Mr. Eckert's employment agreement is from March 31, 2001 to June 30, 2004. The agreement provides that Mr. Eckert will serve as Chairman of the Board of the Company during such term at a base salary of $100,000, $125,000 and $150,000 for the twelve month periods ended March 31, 2002, 2003 and 2004, respectively and $50,000 for the period of April 1, 2004 through June 30, 2004; and that Mr. Eckert's employment can be terminated at any time by the Company for cause or for breach of the agreement by Mr. Eckert. The employment agreement of our Chief Executive Officer expires June 30, 2004. We do not have employment agreements with any other key executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the Compensation Committee has at any time been an officer or employee of the Company and none of these directors serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's board or Compensation Committee.

COMPENSATION OF DIRECTORS

         Each non-employee director is paid an attendance fee of $6,250 for each Board meeting attended and $1,500 for each committee meeting attended. Committee Chairmen are now paid $2,500 for each committee meeting. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

         Each person who becomes a non-employee director is granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date such person becomes a director.

         Additionally, each year that the Company's Stock Incentive Plan is in effect and a sufficient number of shares of Common Stock are available thereunder, each person who is a non-employee director on the day following the annual meeting of the Company's stockholders will be granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on such date. All such options become fully exercisable on the first anniversary of their date of grant and expire on the tenth anniversary thereof, unless the non-employee director ceases to be a director of the Company, in which case the exercise periods will be shortened.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 26, 2004 certain information regarding beneficial ownership of Common Stock by (i) each of the Named Executive Officers (as defined below in "Executive Compensation"), (ii) each director of the Company, (iii) all of the Company's directors and executive officers as a group and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, all as in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares based on information furnished to the Company by such stockholders.

                                                                                PERCENTAGE OF
                                                      NUMBER OF SHARES           OUTSTANDING
          NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED         COMMON STOCK
          ------------------------                   ------------------         ------------
Insight Capital Research & Management, Inc.               1,186,985(1)                9.4%
   2121 N. California Blvd, Suite 560
   Walnut Creek, CA 94596
Manchester Securities Corp.                               1,046,523(2)                8.4%
   712 Fifth Avenue
   New York, NY 10017
Wellington Management Company, LLP                          755,000(3)                6.2%
   75 State Street
   Boston, MA 02109
Advantage Capital                                           752,986(4)                6.2%
James C. Eckert                                             341,662(5)                2.9%
Michael G. DeHart                                            23,333(6)                  *
Richard C. White                                             26,666(7)                  *
Marshall G. Webb                                              5,000(8)                  *
David A. Melman                                               5,000(9)                  *
Laurel R. Upton                                               4,998(10)                 *
G. Darcy Klug                                               139,997(11)               1.2%
All directors and executive officers
       as a group (7 persons)                               546,656(12)               4.6%

*        Less than one percent.

         (1) Based on a filing made with the SEC reflecting ownership of Common Stock as of January 16, 2004. The filing indicates sole voting power with respect to 1,186,985 shares of Common Stock.

         (2) Based on 699,301 shares issuable upon conversion of $5.0 million in 3-year, 6.5% fixed Convertible Debentures issued February 12, 2004 and 347,222 shares issuable upon conversion of $2.5 million in 3-year 6.5% fixed rate Convertible Debentures issued April 15, 2004.

         (3) Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2003. The filing indicates shared voting power with respect to 510,000 shares of Common Stock and dispositive power with respect to 755,000 shares of Common Stock.

         (4) Based on a filing made with the SEC reflecting ownership of Common Stock as of April 21, 2004 unless otherwise indicated. The address of Advantage Capital is 909 Poydras Street, Suite 2230, New Orleans, Louisiana 70112. Of these shares, (i) 347,222 are held by Advantage Capital VI Limited Partnership, of which Advantage Capital NOLA VI, L.L.C. is the general partner; (ii) 128,471 are held by Advantage Capital Partners IX Limited Partnership, of which Advantage Capital NOLA IX, L.L.C. is the general partner; (iii) 97,994 are held by Advantage Capital Partners Limited Partnership of which Advantage Capital Corporation is the general partner; (iv) 171,566 are held by Advantage Capital Partners III Limited Partnership, of which Advantage Capital Management Corporation is the general partner and (v) 7,733 are issuable upon conversion of the Company's Series B 8% Convertible Preferred Stock.

         (5) Includes 341,662 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

         (6) Includes 23,333 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

         (7) Includes 26,666 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

         (8) Includes 5,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

         (9) Includes 5,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

         (10) Includes 4,998 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

         (11) Includes 139,997 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

         (12) Includes 546,656 shares that such persons have the right to receive upon the exercise of options currently exercisable or exercisable within sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $2.25, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends, has voting rights on all matters submitted to a vote of our stockholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. Pursuant to an agreement with the preferred stockholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of September 2003, there were approximately $0.3 million dividends in arrears relating to these outstanding shares of Series A Preferred Stock. The affiliate previously agreed that dividends would not accrue after June 30, 2002, until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003, we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash. At December 31, 2003, we had a total of 7,500 shares of Series A Preferred Stock outstanding.

Subsequent to December 31, 2003, we issued $10 million of 6.5% Subordinated Convertible Debentures. The proceeds were used to redeem $8.2 million of the Series A Preferred Stock, including accrued dividends paid in cash.

         In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. Pursuant to an agreement with the preferred stockholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. The affiliate previously agreed that dividends would not accrue after June 30, 2002 until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends will be paid "in kind" (in shares of like preferred stock) rather than in cash. At December 31, 2003, we had a total of 4,600 shares of Series B Preferred Stock outstanding. Subsequent to December 31, 2003, we redeemed approximately $4.9 million of the Series B Stock, including accrued dividends paid in cash.

         In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 967,000 have been cancelled as of December 31, 2002. The remaining 945,833 warrants were outstanding at December 31, 2003 and have all been exercised at April 26, 2004.

         During 2003, we entered into an agreement to facilitate the private placement of approximately 1,650,000 shares of our common stock owned by an affiliate and certain investors. The sale of the stock covered by this agreement closed in the fourth quarter of 2003 and resulted in our receipt of $0.4 million cash, which is reflected as a reduction in our general and administrative expense.

         In order to facilitate a settlement of ongoing litigation between certain affiliates, we agreed to re-price and extend the maturity dates of 293,055 warrants owned by the defendant affiliates but transferred in settlement of the litigation to the plaintiff affiliates. The exercise prices of the transferred warrants ranged from $2.25 - $6.00 per share. The maturity dates of the transferred warrants ranged from November 1, 2004 to July 1, 2005. The transferred warrants were re-priced at $1.54 per share and the maturity dates were extended to November 1, 2006. Our statement of operations includes a non-recurring charge of approximately $0.1 million representing the differences if the fair market value of the originally issued warrants and the re-priced warrants. As of December 31, 2003, all 293,055 re-priced warrants remained outstanding, but have all been exercised at April 26, 2004.

         The following table summarizes the exercise prices of warrants as of December 31, 2003:

EXERCISE PRICE               WARRANTS
--------------               --------
   $  1.54                     215,935
   $  2.25                   1,557,774
                             ---------
                             1,773,709
                             =========

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

         Aggregate fees billed to the company for the fiscal years ended December 31, 2003 and December 31, 2002 by Fitts Roberts & Co LLP and Ernst & Young LLP, the company's independent auditors for 2003 and 2002, respectively, were as follows:

                                                      FISCAL YEAR ENDED
                                                      -----------------
                                                     2003           2002
                                                     ----           ----
Audit Fees (1)                                     $122,075        $88,614
Audit Related Fees (2)                               11,075          5,750
                                                  ---------        -------
                                                    133,150         94,364

Tax Fees (3)                                         23,278         20,000
All Other Fees (4)                                   29,033            551
                                                   --------        -------
                                                     52,311         20,551

         Total Fees                                $185,461       $114,915
                                                   ========       ========

(1) Audit fees represent fees for professional services rendered in connection with the engagement to audit and report on the consolidated financial statements, review of our quarterly and annual consolidated financial statements, and required statutory audits of certain subsidiaries.

(2) Audit-related fees consisted primarily of accounting and reporting research and consultations, related to internal control matters.

(3) Includes fees for tax consulting services, tax compliances services and preparation of foreign tax filings.

PRE-APPROVAL POLICY

         The Audit Committee has adopted a policy to require pre-approval of all audit and non-audit services provided by the Company's principal accounting firm. All the services in 2003 under the audit fees, audit related fees, tax fees and all other fees sections in the table above were pre-approved by the Audit Committee.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMNI ENERGY SERVICES CORP.

                                          (Registrant)

                                          By:       /s/ James C. Eckert
                                              ----------------------------------
                                          James C. Eckert
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:April 29, 2004

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

             SIGNATURE                                                 TITLE                                   DATE
             ---------                                                 -----                                   ----
        /s/ James C. Eckert                    President, Chief Executive Officer, Chairman of the        April 29, 2004
-------------------------------------------        Board
          James C. Eckert

         /s/ G. Darcy Klug                     Chief Financial Officer                                    April 29, 2004
-------------------------------------------
           G. Darcy Klug

      /s/ Deborah C. DeRouen                   Chief Accounting Officer                                   April 29, 2004
-------------------------------------------
        Deborah C. DeRouen

       /s/ Marshall G. Webb                    Director                                                   April 29, 2004
-------------------------------------------
         Marshall G. Webb

        /s/ David A. Melman                    Director                                                   April 29, 2004
-------------------------------------------
          David A. Melan

       /s/ Michael G. DeHart                   Director                                                   April 29, 2004
-------------------------------------------
         Michael G. DeHart

       /s/ Richard C. White                    Director                                                   April 29, 2004
-------------------------------------------
         Richard C. White

                           OMNI ENERGY SERVICES CORP.
                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------

 31.3                Section 302 Certification of Chief Executive Officer

 31.4                Section 302 Certification of Chief Financial Officer

                                                                    Exhibit 31.3

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

    3. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ JAMES C. ECKERT
    ---------------------------
        James C. Eckert
        Chief Executive Officer

Date: April 29, 2004

                                                                    Exhibit 31.4

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

    3. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

    4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       /s/ G. DARCY KLUG
       ---------------------------
       G. Darcy Klug
       Chief Financial Officer

Date: April 29, 2004