Form 10-Q
period 2004-03-31
OMNI ENERGY SERVICES CORP
filed 2004-05-17
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended March 31, 2004

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of May 12, 2004 there were 11,394,224 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                             (Thousands of dollars)

                                                            March 31,      December 31,
                                                              2004             2003
                                                          --------------   -------------
                                                           (unaudited)       (Note 1)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                            $       5,657    $         572
     Trade receivable, net                                        7,469            7,002
     Other receivables                                            2,048            2,272
     Parts and supplies inventory                                 3,550            3,289
     Prepaid expenses                                             2,770            3,058
     Deferred tax asset                                           2,000            2,000
                                                          -------------    -------------
         Total current assets                                    23,494           18,193
                                                          -------------    -------------

PROPERTY AND EQUIPMENT:
     Land                                                           647              362
     Buildings and improvements                                   4,656            4,636
     Drilling, field and support equipment                       26,916           26,877
     Aviation equipment                                          13,141           10,224
     Shop equipment                                                 425              425
     Office equipment                                             1,611            1,573
     Vehicles                                                     2,755            2,476
                                                          -------------    -------------
                                                                 50,151           46,573
     Less:  accumulated depreciation                             20,381           19,463
                                                          -------------    -------------
         Total property and equipment                            29,770           27,110
                                                          -------------    -------------

OTHER ASSETS:
     Goodwill                                                     2,279            2,129
     Intangible asset, net                                        1,695            1,720
     Other                                                        1,554            1,137
                                                          -------------    -------------
         Total other assets                                       5,528            4,986
                                                          -------------    -------------
         Total assets                                     $      58,792    $      50,289
                                                          =============    =============

      The accompanying notes are an integral part of financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                             (Thousands of dollars)

                                                                   March 31,    December 31,
                                                                     2004           2003
                                                                  -----------   ------------
                                                                  (unaudited)     (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                         $    2,620    $      2,051
     Notes payable, insurance                                          1,592           2,314
     Accounts payable                                                  6,307           5,326
     Accrued expenses                                                  1,562           1,627
                                                                  ----------    ------------
         Total current liabilities                                    12,081          11,318
                                                                  ----------    ------------

LONG-TERM LIABILITIES:
     Line of credit                                                    6,487           4,633
     Other long-term liabilities                                         324             328
     Convertible Debentures, net of discount                           9,050             ---
     Long-term debt, less current maturities                          12,071           9,624
                                                                  ----------    ------------
         Total long-term liabilities                                  27,932          14,585
                                                                  ----------    ------------

           Total liabilities                                          40,013          25,903
                                                                  ----------    ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 5,000,000 shares authorized;
      2,339 and 12,100 shares issued and outstanding,
      respectively, liquidation preference of $1,000 per share         2,339          12,100
    Common stock, $.01 par value, 45,000,000 shares
          authorized; 10,910,198 and 9,569,729 issued and
          outstanding, respectively                                      109              96
    Treasury stock, 361,800 shares acquired at cost                     (706)           (706)
    Preferred stock dividends declared                                   139             484
    Additional paid-in capital                                        62,767          57,882
    Accumulated deficit                                              (45,867)        (45,458)
    Cumulative translation adjustment                                     (2)            (12)
                                                                  ----------    ------------
         Total stockholders' equity                                   18,779          24,386
                                                                  ----------    ------------
         Total liabilities and stockholders' equity               $   58,792        $ 50,289
                                                                  ==========    ============

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2004              2003
                                                                   -----------      -----------
                                                                   (unaudited)        (Note 1)
Operating revenue                                                  $   11,496       $     6,207
Operating expenses                                                      9,490             5,158
                                                                   ----------       -----------
Gross profit                                                            2,006             1,049
General and administrative expenses                                     1,477             1,060
                                                                   ----------       -----------
Operating income (loss)                                                   529               (11)
Interest expense                                                          415               210
Other income (expense)                                                    (29)                6
                                                                   ----------       -----------
Income (loss) before taxes                                                 85              (215)
Income taxes                                                              ---              (100)
                                                                   ----------       -----------
Net income (loss)                                                          85              (115)
Preferred stock dividends                                                (485)              ---
                                                                   ----------       -----------
Net loss applicable to common and common equivalent shares         $     (400)      $      (115)
                                                                   ==========       ===========


Basic earnings (loss) per common share:
    Net income (loss)                                              $     0.01       $     (0.01)
    Net loss applicable to common and common equivalent shares     $    (0.04)      $     (0.01)
Diluted earnings (loss) per common share:
    Net income (loss)                                              $     0.01       $     (0.01)
    Net loss applicable to common and common equivalent shares     $    (0.04)      $     (0.01)

Weighted average shares outstanding:
    Basic                                                               9,966             8,740
    Diluted                                                            10,666             8,740

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (THOUSANDS OF DOLLARS)

                                                                                      Three months ended March 31,
                                                                                           2004           2003
                                                                                      -------------   ------------
                                                                                        (unaudited)     (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $          85   $      (115)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
   Depreciation                                                                               1,056           943
   Amortization                                                                                  91            70
   Accretion of Bond Discount                                                                    50
   Gain on fixed asset disposition                                                              (24)          (38)
Changes in operating assets and liabilities-
   Decrease (increase) in assets-
     Receivables-
       Trade                                                                                   (467)          402
       Other                                                                                    224            17
     Inventory                                                                                 (262)         (126)
     Prepaid expenses                                                                           305           657
     Other                                                                                     (633)           23
   Increase (decrease) in liabilities-
     Due to affiliates                                                                           27           ---
     Accounts payable and accrued expenses                                                      887          (697)
                                                                                      -------------   ------------
       Net cash provided by operating activities                                              1,339         1,136
                                                                                      -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of fixed assets                                                        31           293
   Purchase of fixed assets                                                                  (2,217)       (1,125)
                                                                                      -------------   ------------
       Net cash used in investing activities                                                 (2,186)         (832)
                                                                                      -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of convertible debentures                                      10,000           ---
   Redemption of preferred stock                                                            (10,591)          ---
   Proceeds from the issuance of common stock                                                 3,899           ---
   Proceeds from the issuance of long-term debt                                               2,414           ---
   Principal payments on long-term debt                                                      (1,645)       (1,478)
   Net borrowings on line of credit                                                           1,855           805
                                                                                      -------------   -----------
     Net cash provided by (used in) financing activities                                      5,932          (673)
                                                                                      -------------   ------------

NET INCREASE (DECREASE) IN CASH                                                               5,085          (369)
Cash and cash equivalents, at beginning of period                                               572           704
                                                                                      -------------   -----------
Cash and cash equivalents, at end of period                                           $       5,657   $       336
                                                                                      =============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                                                $         365   $       210
                                                                                      =============   ===========
Equipment acquired under capital lease                                                $       1,506   $       ---
                                                                                      =============   ===========

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004 and April 29, 2004, respectively.

Changes in Estimates

Effective January 1, 2004, we changed the estimated residual value of our fleet of aircraft from 10% to 30% for aircraft over five years of age and from 10% to 40% for aircraft five years of age or less. We believe the revised amounts more properly match costs over the useful lives and salvage value of these assets.

Decreased depreciation expense was recorded for the Company's fleet of aircraft as a result of Management's first quarter 2004 change in the fleet's estimated residual value. The effect of that change to select items in the financial statements is shown in the table below (in thousands):

                                                THREE MONTHS ENDED
                                                  MARCH 31, 2004
                                                     INCREASE
                                                ------------------
Net income                                      $               62
Net income applicable to common and common
 equivalent shares                              $               62

Basic earnings per common share:
Net income                                      $             0.01
Net income applicable to common and
 common equivalent shares                       $             0.01

Diluted earnings per common share:
Net income                                      $             0.01
Net income applicable to common and
 common equivalent shares                       $             0.01

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

We had 12,163 options outstanding, warrants to purchase 1,090,000 shares of common stock and securities convertible into 2,026,779 shares of common stock as of March 31, 2004 that were excluded from the calculation of diluted EPS, because they were antidilutive. Likewise, we also had 1,008,879 options outstanding, warrants to purchase 2,121,662 shares of common stock and securities convertible into 4,560,000 shares of common stock as of March 31, 2003 that were excluded from the calculation of diluted EPS, because they were antidilutive.

On April 15, 2004, we issued warrants to purchase shares of common stock and securities convertible into shares of common stock. These warrants could have an impact on EPS in the future. In addition, we redeemed 25 shares of Series A Preferred Stock and 2,284 shares of Series B Preferred Stock. This redemption will have an antidilutive impact to EPS.

NOTE 3.  LONG-TERM DEBT

Line of Credit and Term Debt

In December 2003, we entered into a $11.0 million senior credit facility with a bank that includes a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt refinance our then existing revolving line of credit and provide working capital.

Availability under the Line is the lower of: (i) $8.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at March 31, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of March 31, 2004 we had $6.5 million outstanding under the Line and $2.9 million outstanding on the term loan. In early April 2004, we reduced the amount outstanding on the Line by $5.0 million to $1.5 million, with an offsetting reduction in cash and working capital.

At March 31, 2004, we also had outstanding approximately $11.8 million in other senior secured debt including approximately $1.0 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by certain seismic drilling equipment and matures in July 2006.

At March 31, 2004, also included in the $11.8 million in other senior secured debt, was an additional $1.7 million outstanding to an aviation equipment finance company. This loan is secured by certain aviation fleet equipment, amortizes over ten years, accrues interest at 8% per annum and matures January 2007. Additionally, we had $6.4 million in capital leases on eleven helicopters and two vehicles payable to various finance companies. This includes $3.6 million entered into during the first quarter ended March 31, 2004. The proceeds were used to reduce the Line by $2.4 million. Our real estate is financed with a bank with payments amortized over 20 years, bears interest at prime plus 1.5% and matures in August 2024. At March 31, 2004, the balance outstanding under our real estate loan was $1.4 million.

Our senior secured credit agreements contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures. As of March 31, 2004 we were in compliance with these covenants and we expect to maintain compliance throughout 2004.

Convertible Debentures

Pursuant to a Securities Purchase Agreement, dated February 12, 2004, we sold
(i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures") that are convertible into shares of Common Stock at an initial conversion price of $7.15 per share, (ii) 1-year Common Stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share, and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The Warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at fair market value using a Black Scholes model and performed by an outside valuation expert. These sales were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $8.75 million of the Debentures (the "Put Option"). Following the effective date of the registration statement covering the resale of Common Stock issued pursuant to the conversion of the Debentures and the exercise of the Warrants, a Put Option can be exercised in ten consecutive and equal monthly installments commencing the first full month, if the registration statement becomes effective on or prior to the fifteenth day of such calendar month, or the second full month, if the registration statement becomes effective later than the fifteenth day of such calendar month. Upon receipt of the Debenture holders' intent to exercise a Put Option, we will have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to the Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debentures.

Total proceeds of $14.3 million received from the sales, after expenses, dated February 12, 2004 and April 15, 2004 was $9.5 million and $4.8 million, respectively. Of the total proceeds received for these private placements, (see
Note 9). $8.2 million was used to redeem Series A Preferred Stock in March 2004 (Note 5) and the balance used for working capital purposes. In April 2004, we redeemed 25 shares of Series A Preferred Stock for $0.3 million, including accrued dividends and 2,293 shares of Series B Preferred Stock for $2.3 million, including accrued dividends.

A Form S-3 was filed with the SEC on April 30, 2004, to register a total of 5,012,237 shares of our Common Stock for the Debentures issued February 12, 2004 and April 15, 2004. (see Note 9)

NOTE 4.  LITIGATION

On February 13, 2004, we commenced litigation against a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A 8% Convertible Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred Stock, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred Stock from $2.50 to $0.75 (pre-split), per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred Stock. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or
(b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to the Advantage Capital Partners as a result of the November 7, 2000 actions.

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) the Company and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem the Series A Preferred Stock and Series B Preferred Stock of the Company, and (ii) the officers of the Company breached their fiduciary duties. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. ACP claims that (i) we and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem our Series A and Series B Convertible Preferred Stock, and (ii) the officers of the Company breeched their fiduciary duties. They are claiming damages of approximately $60 million. We have agreed to indemnify our officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable.

NOTE 5.  PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate, subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate, rather than as income in the accompanying financial statements.

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which none remained outstanding at March 31, 2004.

The Series A Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with a conversion rate of $2.25 per share, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends, has voting rights on all matters submitted to a vote of our stockholders, has separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and has aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate has agreed to waive its conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level. Pursuant to an agreement with the preferred stockholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of September 2003, there were approximately $0.4 million dividends in arrears relating to these outstanding shares of Series A Preferred Stock. The affiliate previously agreed that dividends would not accrue after June 30, 2003, until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003, we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends can be paid "in kind" (in shares of like preferred stock) or in cash. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures. The proceeds were used to redeem $8.2 million of the Series A Preferred Stock outstanding, including accrued dividends. At March 31, 2004, we had a total of 25 shares of Series A Preferred Stock outstanding, which were redeemed in April 2004 for $0.03 million.

In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements (See Note 3). These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75 per share, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The Series B Preferred Stock does not have conversion rights until our EBITDA (as defined) reaches a mutually agreed upon level, and until all shares of Series A Preferred Stock become convertible. Pursuant to an agreement with the preferred stockholders, dividends did not accrue on the outstanding stock from April 2001 through June 2002. Dividends were accreted at 8% during the free dividend period. As of September 2003 there were approximately $0.1 million dividends in arrears relating to these outstanding shares of Series B Preferred Stock. The affiliate previously agreed that dividends would not accrue after June 30, 2003 until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends can be paid "in kind" (in shares of like preferred stock) or in cash. At March 31, 2004, we had a total of 2,314 shares of Series B Preferred Stock outstanding. In April 2004, we redeemed approximately 2,293 shares of the Series B Stock outstanding for $2.3 million, including accrued dividends.

NOTE 6.  SEGMENT INFORMATION

The following shows industry segment information for our four operating segments, Drilling, Aviation, Survey, and Permitting for the three months ended March 31, 2004 and 2003 (in thousands):

                                        Three months ended March 31,
                                           2004             2003
                                        -----------     ------------
Operating revenues:
   Drilling                             $     7,371     $     5,288
   Aviation                                   3,434             740
   Survey                                       ---             ---
   Permitting                                   691             179
                                        -----------     -----------
     Total                              $    11,496     $     6,207
                                        -----------     -----------

Gross profit (loss):
   Drilling                             $     1,040     $       891
   Aviation                                     983             258
   Survey                                       (12)            (23)
   Permitting                                    97              38
   Other                                       (102)           (115)
                                        ------------    ------------
     Total                              $     2,006     $     1,049
                                        -----------     -----------

General and administrative expenses           1,477           1,060
Other expense                                   444             204
                                        -----------     -----------
Income (loss) before taxes              $        85     $      (215)
                                        ===========     ============

Identifiable Assets:
   Drilling                             $    21,656     $    22,057
   Aviation                                  19,364           7,014
   Survey                                     1,862           1,448
   Permitting                                   246             ---
   Other                                     15,664           9,422
                                        -----------     -----------
     Total                              $    58,792     $    39,942
                                        ===========     ===========

Capital Expenditures:
   Drilling                             $        44     $       ---
   Aviation                                   1,849           1,115
   Survey                                       ---             ---
   Permitting                                   ---             ---
   Other                                        324               5
                                        -----------     -----------
     Total                              $     2,217     $     1,120
                                        ===========     ===========

NOTE 7. ACQUISITION

On November 20, 2003, we purchased American Helicopters, Inc. for the aggregate acquisition cost of $5.4 million, including $4.6 million in cash and the assumption of current and long-term liabilities of $0.6 million and $0.2 million, respectively. American Helicopters, Inc. operates 17 helicopters from base locations in Louisiana and Texas and is headquartered in Angleton, Texas. The results of American Helicopters' operations have been included in our consolidated financial statements since the acquisition date. The following summarized unaudited data reflects our consolidated pro forma results of operations as if the American Helicopters, Inc. transaction had taken place January 1, 2003. (in thousands):

                           UNAUDITED PRO FORMA RESULTS

                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2003
                                                                   ------------------
INCOME STATEMENT DATA
Revenue .......................................................       $     8,490
Gross Profit ..................................................       $     1,913
Net income ....................................................       $       221
Basic income (loss) per common share:
   Net Income .................................................       $      0.03
   Net Income applicable to common and common equivalent shares       $      0.03
Diluted income (loss) per common share:
   Net Income .................................................       $      0.03
   Net Income applicable to common and common equivalent shares       $      0.03

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized (amounts in thousands):

                            UNAUDITED FINANCIAL DATA:

                                                 MARCH 31, 2004
                                                 --------------
BALANCE SHEET DATA
Current assets...............................   $          2,129
Property, plant, and equipment...............              3,322
Current Liabilities..........................               (598)
Long-term liabilities........................               (213)
                                                ----------------
    Cash purchase price......................   $          4,640
                                                ================

NOTE 8. STOCK BASED COMPENSATION

We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees".

Accordingly, the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," do not affect our reported results of operations. Pro forma disclosures as if we had adopted the provisions of SFAS No. 123 are presented below.

Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:

                                                                  FOR THE THREE MONTHS ENDED
                                            -----------------------------------------------------------------------
                                                      MARCH 31, 2004                      MARCH 31, 2003
                                            ----------------------------------  -----------------------------------
                                               AS        COMPEN-         PRO          AS         COMPEN       PRO
                                            REPORTED     SATION(1)      FORMA      REPORTED     -SATION      FORMA
                                            --------     ---------    --------     --------     --------   --------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to
    common and common equivalent shares     $  (400)     $  (233)     $  (633)     $  (115)     $   (17)   $  (132)
Basic income (loss) per share .........     $ (0.04)     $ (0.02)     $ (0.06)     $ (0.01)     $    --    $ (0.02)
Diluted income (loss) per share .......     $ (0.04)     $ (0.02)     $ (0.06)     $ (0.01)     $    --    $ (0.02)

(1) Represents stock based employee compensation expense determined under fair value based method for all awards, net of tax.

NOTE 9. SUBSEQUENT EVENTS

On April 15, 2004, we sold to Provident Premier Master Fund Ltd. and Portside Growth and Opportunity Fund each (i) $1,250,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures that are convertible into shares of our common stock at an initial conversion price of $7.20 per share and (ii) 5-year common stock Warrants to purchase an aggregate of 37,500 shares of common stock at an initial exercise price of $9.00 per share. We sold to Manchester Securities Corp. (i) $2,500,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures that are convertible into shares of our common stock at an initial conversion price of $7.20 per share and (ii) 5-year common stock Warrants to purchase an aggregate of 75,000 shares of common stock at an initial exercise price of $9.00 per share. We sold to Gemini Master Fund, Ltd. (i) $50,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures that are convertible into shares of our common stock at an initial conversion price of $7.20 per share and (ii) 5-year common stock Warrants to purchase an aggregate of 1,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants described in this paragraph are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at fair market value using a Black Scholes model and performed by an outside valuation expert. These sales were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Total proceeds of $14.3 million received from the sales, after expenses, dated February 12, 2004 (see Note 3) and April 15, 2004 was $9.5 million and $4.8 million, respectively. Of the total proceeds received for these private placements, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (Note 5) and the balance used for working capital purposes. In April 2004, we redeemed 25 shares of Series A Preferred Stock for $0.3 million, including accrued dividends and 2,293 shares of Series B Preferred Stock for $2.3 million, including accrued dividends.

A Form S-3 was filed with the SEC on April 30, 2004, to register a total of 5,012,237 shares of our Common Stock for the Debentures issued February 12, 2004 and April 15, 2004. (Note 9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2003.

GENERAL

OMNI Energy Services Corp. is a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain and (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. We operate in two business divisions:
Seismic Drilling and Aviation Services.

The principal region in which our Seismic Drilling division operates is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In 2003, we initiated seismic drilling activities in various Transition Zone regions of Mexico.

We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only domestic company that currently can both provide an integrated range of seismic drilling, permitting, survey and helicopter support services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. In February 2002, we acquired all of the assets of AirJac Drilling, a division of Veritas Land DGC. This acquisition created the largest domestic provider of seismic drilling services to geophysical companies.

We operate a fleet of 29 company-owned, leased and customer-owned helicopters, and one fixed-wing aircraft, from bases or heliports located in the Gulf Coast regions of Louisiana and Texas. Our land-based aviation customers are primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers include oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. We maintain and operate certain customer-owned aircraft providing air medical transportation services for hospitals and medical programs in approximately 15 counties in Texas. The aircraft dedicated to this operation are specifically outfitted to accommodate emergency patients and emergency medical equipment. We also maintain an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers. In November 2003, we acquired American Helicopters, Inc. ("AHI") establishing us as a leading provider of helicopter transportation services in the Gulf of Mexico.

We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy

Services Corp. ("OMNI") was formed as a Louisiana corporation on September 11, 1997.

Seasonal Trends and Weather Risks. Our operations are subject to seasonal variations in weather conditions and available daylight hours. Since our activities take place outdoors, on average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day. Additionally, flight hours are lower in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours.

                                            THREE MONTHS ENDED MARCH 31,
 RESULTS OF OPERATIONS (IN THOUSANDS)           2004            2003
                                            ------------    ------------
Operating revenue                           $     11,496    $      6,207
Operating expense                                  9,490           5,158
                                            ------------    ------------
Gross profit                                       2,006           1,049
General and administrative expenses                1,477           1,060
                                            ------------    ------------
Operating income (loss)                              529             (11)
Interest expense                                     415             210
Other income (expense)                               (29)              6
                                            ------------    ------------
Income (loss) before income taxes                     85            (215)
Income taxes                                         ---            (100)
                                            ------------    ------------
Net income (loss)                                     85            (115)
Preferred stock dividends                           (485)            ---
                                            ------------    ------------
Net loss applicable to common and common
equivalent shares                           $       (400)   $       (115)
                                            ============    ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Operating revenues increased 85% or $5.3 million, from $6.2 million for the three months ended March 31, 2003 to $11.5 million for the three months ended March 31, 2004. This increase was due primarily to improved market conditions in the geophysical industry, our expanded role in aviation transportation to oil and gas companies operating in the shallow waters of the Gulf of Mexico and additional focus on the permitting acquisition and management process. Drilling revenues increased $2.1 million, to $7.4 million for the three months ended March 31, 2004 from $5.3 million for the three months ended March 31, 2003. This is primarily due to our increased activity on jobs taken at competitive rates to maximize our utilization of equipment and personnel during normally slow, winter months. Aviation revenues increased $2.7 million from $0.7 million to $3.4 million for the three months ended March 31, 2004 compared to the same period in 2003 as a result of an increase of 834 flight hours from 3,776 to 4,610 flight hours, due primarily from our recent acquisition of American Helicopters. Permitting revenues increased from $0.2 million for the three month period ended March 31, 2003 to $0.7 million for the three month period ended March 31, 2004, due to an increased focus on permitting acquisition and management processes using contract permit agents and our proprietary database software program.

Operating expenses increased 83%, or $4.3 million, from $5.2 million for the three months ended March 31, 2003 to $9.5 million for the three months ended March 31, 2004. Increases in payroll costs in all divisions accounted for 33% of this increase as operating payroll expense increased from $2.4 million to $3.8 million for the three months ended March 31, 2003 and 2004, respectively. The number of field personnel we employed in drilling activities increased from 161 for the three months ended March 31, 2003 to 269 for the three months ended March 31, 2004, as a result of our efforts to maximize utilization of personnel at competitive rates. Also, as a result of the increased seismic activity between the periods, explosives and repairs and maintenance expenses increased $0.8 million and $0.5 million, respectively, from the first three months of 2003 to the same period of 2004. The increase in explosives expense was due to an increase in the cost of explosives on jobs performed in 2004 versus 2003. Repairs and maintenance increased, as we prepared our aircraft and facilities for the start of the W & T contract, which begins in the second quarter of 2004. We anticipate increased activity on all other contracts expected during the remainder of 2004. We currently utilize third party contactors to perform all permitting services and some drilling services. Third party contract services increased $0.8 million from the first quarter of 2003 to the first quarter of 2004, as a result of the increased levels of activity in each of these divisions.

Gross profit increased 100% or $1.0 million from $1.0 million to $2.0 million for the first quarter of 2003 and 2004, respectively. Further, our gross profit margins improved from 16.9% in 2003 to 17.5% in 2004. This resulted from greater revenues on more profitable areas of our business partially offset by our focus on increasing our activity on jobs taken, at times, at breakeven or competitive rates in order to maximize our utilization of equipment and personnel during normally slow winter months.

General and administrative expenses increased $0.4 million from $1.1 million for the three months ended March 31, 2003 to $1.5 million for the three months ended March 31, 2004. Payroll costs accounted for the majority of this increase, as well as costs for operating additional aircraft bases and other general costs associated with our recent acquisition of American Helicopters.

Interest expense increased approximately $0.2 million from the three month period ended March 31,2003 to $0.4 million for the three month periods ended March 31, 2004. This increase is primarily attributable to increased levels of debt between the periods, resulting primarily from the acquisition of American Helicopters, three additional aircraft acquired for our new offshore aviation contract with W & T Offshore and our 6.5% Debentures issued on February 12, 2004. In addition, accretion of bond discount of $.05 million on the Debentures was recorded as interest expense during the three month period ended March 31, 2004.

Due to our past history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during those periods. For the quarter ended March 31, 2003, the Company reversed $0.1 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. For the period ended March 31, 2004, we did not record any income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is calculated using cash and all other current assets, plus availability on the Line, less current liabilities. At March 31, 2004, we had approximately $5.7 million in cash compared to approximately $0.6 million at December 31, 2003 and working capital of approximately $11.4 million at March 31, 2004, compared to approximately $6.9 million at December 31, 2003.

Our liquidity increased by 43% from $8.0 million to $11.4 million for the periods ended December 31, 2003 and March 31, 2004, respectively. The increase is primarily as a result of the increase in business activity, as well as, the completion of financing related to our acquisition of American Helicopters and three additional aircraft acquired for our new aviation contract with W& T Offshore. During early April 2004, we reduced the Line by $5.0 million to $1.5 million, with no corresponding effect to liquidity.

Line of Credit and Term Debt

In December 2003, we entered into a $11.0 million senior credit facility with a bank, including a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt, refinance our revolving line of credit and provide working capital.

Availability under the Line is the lower of: (i) $8.0 million or (ii) the sum of 85% of eligible accounts receivable, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.5% at March 31, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of March 31, 2004 we had $6.5 million outstanding under the Line and $2.9 million outstanding on the term loan. In early April 2004, we reduced the line $5.0 million to $1.5 million, with an offsetting reduction in cash and working capital.

At March 31, 2004, we also had outstanding approximately $11.8 million in other senior secured debt including approximately $1.0 million with an equipment finance company. This loan amortizes over seven years, bears interest at LIBOR plus 5.0%, is secured by certain seismic drilling equipment and matures in July 2006.

At March 31, 2004, also included in the $11.0 million in other secured debt, was an additional $1.7 million outstanding to an aviation equipment finance company. This loan is secured by certain aviation fleet equipment, amortizes over ten years, accrues interest at 8% per annum and matures January 2007. Additionally, we had $4.3 million and $2.1 million, respectively, in capital leases on eleven helicopters and two vehicles payable to various finance companies. This includes $3.6 million entered into during the 1st quarter ended March 31, 2004. The proceeds were used to reduce our working capital revolving line of credit by $2.4 million. Additionally, our real estate is financed with a bank with payments amortized over 20 years, bears interest at prime plus 1.5% and matures in August 2024. At March 31, 2004, the balance outstanding under our real estate loan was $1.4 million.

Our senior secured credit agreements contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures. As of March 31, 2004, we were in compliance with these covenants and we expect to maintain compliance throughout 2004.

Convertible Debentures

Pursuant to a Securities Purchase Agreement, dated February 12, 2004, we sold
(i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures")that are convertible into shares of Common Stock at an initial conversion price of $7.15 per share, (ii) 1-year Common Stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share, and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at fair market value using a Black Scholes model and performed by an outside valuation expert. These sales were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $8.75 million of Debentures. Following the effective date of the registration statement covering the resale of Common Stock issued pursuant to the Debentures and the Warrants, a Put Option can be exercised in ten consecutive and equal monthly installments commencing the first full month, if the registration statement becomes effective on or prior to the fifteenth day of such calendar month, or the second full month, if the registration statement becomes effective later than the fifteenth day of such calendar month. Upon receipt of the Debenture holders' intent to exercise a Put Option, we will have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to the Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debentures.

Total proceeds of $14.3 million received from the sales, after expenses, dated February 12, 2004 and April 15, (See Note 9) was $9.5 million and $4.8 million, respectively. Of the total proceeds received, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (Note 5) and the balance will be used for working capital purposes. In April 2004, we redeemed 25 shares of Series A Preferred Stock for $0.3 million, including accrued dividends and 2,293 shares of Series B Preferred Stock for $2.3 million, including accrued dividends.

Capital

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2003, we acquired American Helicopters Inc., approximately $3.5 million of aircraft accounted for as capital leases, and approximately $0.2 million of new vehicles accounted for as a capital lease. Thus far in 2004, we have acquired approximately $1.1 million of aircraft accounted for as capital leases and approximately $0.4 million of new vehicles accounted for as a capital lease. For the remainder of 2004, we expect to continue renewing our rolling stock, expanding our aviation fleet and continuing to pursue various strategic acquisitions.

CRITICAL ACCOUNTING POLICIES

Aside from the change in estimated residual values of our aircraft, there have been no changes to the Company's accounting policies as disclosed in our Form 10-K for the period ended December 31, 2003.

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

On February 13, 2004, we commenced litigation against a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. If this lawsuit is decided against us, however, and if it exceeds our Insurance coverage, it could adversely affect our financial condition, results of operations and cash flows. (Note 4)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2003. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our first fiscal quarter of 2004 (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

There have not been changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2004, we commenced litigation against a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A 8% Convertible Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred Stock, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred Stock from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred Stock. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or
(b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to the Advantage Capital Partners as a result of the November 7, 2000 actions.

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) the Company and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem the Series A Preferred Stock and Series B Preferred Stock of the Company, and (ii) the officers of the Company breached their fiduciary duties. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. ACP claims that (i) we and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem our Series A and Series B Convertible Preferred Stock, and (ii) the officers of the Company breeched their fiduciary duties. They are claiming damages of approximately $60 million. We have agreed to indemnify our officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 12, 2004, we sold to Provident Premier Master Fund Ltd. and Portside Growth and Opportunity Fund each, (i) $2,500,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures that are convertible into shares of our common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 175,000 shares of common stock at an initial exercise price of $7.15 per share and (iii) 5-year common stock Series B Warrants to purchase an aggregate of 97,500 shares of common stock at an initial exercise price of $8.50 per share. In addition, we sold to Manchester Securities Corp. (i) $5,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures that are convertible into shares of our common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 350,000 shares of common stock at an initial exercise price of $7.15 per share and (iii) 5-year common stock Series B Warrants to purchase an aggregate of 195,000 shares of common stock were issued to investors at an initial exercise price of $8.50 per share. The warrants described in this paragraph are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at fair market value using a Black Scholes model and performed by an outside valuation expert. These sales were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $8.75 million of the Debentures (the "Put Option"). Following the effective date the registration statement covering the resale of Common Stock issued pursuant to the conversion of the Debentures and the exercise of the warrants, a Put Option can be exercised in ten consecutive and equal monthly installments commencing the first full month, if the registration statement becomes effective on or prior to the fifteenth day of such calendar month, or the second full month, if the registration statement becomes effective later than the fifteenth day of such calendar month. Upon receipt of the Debenture holders' intent to exercise a Put Option, we will have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to such Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of OMNI Common Stock for the applicable pricing period, as defined in the Debentures.

Total proceeds of $14.3 million received from the sales, after expenses, dated February 12, 2004 and April 15, 2004 (See Note 9) was $9.5 million and $4.8 million, respectively. Of the total proceeds received for these private placements, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (Note 5) and the balance used for working capital purposes. In April 2004, we redeemed 25 shares of Series A Preferred Stock for $0.3 million, including accrued dividends and 2,293 shares of Series B Preferred Stock for $2.3 million, including accrued dividends.

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                MAXIMUM NUMBER (OR
                                                             TOTAL NUMBER OF    APPROXIMATE DOLLAR
                                                           SHARES PURCHASED AS   VALUE) OF SHARES
                      TOTAL NUMBER OF                       PART OF PUBLICLY      THAT MAY YET BE
                          SHARES       AVERAGE PRICE PAID  ANNOUNCED PLANS OR   PURCHASED UNDER THE
       PERIOD          PURCHASED (1)        PER SHARE         PROGRAMS (2)       PLANS OR PROGRAMS
--------------------  ---------------  ------------------  -------------------  -------------------
01/01/04 - 01/31/04
  Series A Preferred         ---               ---                  ---                 ---
  Series B Preferred         ---               ---                  ---                 ---
02/01/04 - 02/29/04
  Series A Preferred       7,475             $2.25                7,475                  25
  Series B Preferred         ---               ---                  ---                 ---
03/01/04 - 03/31/04
  Series A Preferred         ---               ---                  ---                 ---
  Series B Preferred       2,286             $3.75                2,286               2,314

TOTAL
  Series A Preferred       7,475             $2.25                7,475                  25
  Series B Preferred       2,286             $3.75                2,286               2,314

(1) We repurchased an aggregate of 7,475 and 2,286 shares of our Series A Preferred Stock and Series B Preferred Stock respectively, pursuant to the terms and conditions of the preferred stock. (Note 5)

(2) Our Board of Directors approved the repurchase by us of 7,500 Series A Preferred Stock and 4,600 Series B Preferred Stock having a value of up to $12.1 million in the aggregate pursuant to the terms and conditions of the preferred stock. (Note 5)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         31.1 Section 302 Certification of Chief Executive Officer

         31.2 Section 302 Certification of Chief Financial Officer

         32.1 Section 906 Certification of Chief Executive Officer

         32.2 Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on February 13, 2004 regarding the Securities Purchase Agreement dated February 12, 2004.

We also furnished information to the SEC on a Current Report on Form 8-K on March 31, 2004 under Item 12, Results of Operations and Financial Condition. Current Reports on Form 8-K under Item 12 are not considered to be "filed" for purposes of Section 18 of the Exchange Act and are not subject to the liabilities of that section, but are filed to provide full disclosure under Regulation FD.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                    OMNI ENERGY SERVICES CORP.

Dated:   May 17, 2004                           /s/ James C. Eckert
                                    --------------------------------------------
                                                    James C. Eckert
                                       President and Chief Executive Officer
                                              (Principal Executive Officer)

Dated:   May 17, 2004                             /s/ G. Darcy Klug
                                    --------------------------------------------
                                                    G. Darcy Klug
                                                Chief Financial Officer
                                          (Principal Financial and Accounting
                                                      Officer)

                                 EXHIBIT INDEX

         31.1 Section 302 Certification of Chief Executive Officer

         31.2 Section 302 Certification of Chief Financial Officer

         32.1 Section 906 Certification of Chief Executive Officer

         32.2 Section 906 Certification of Chief Financial Officer