Form 10-K/A
period 2003-12-31
OMNI ENERGY SERVICES CORP
filed 2004-06-16
CIK 1046212

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.2

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

The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at May 31, 2004 was 11,393,641.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE


On March 30, 2004, OMNI Energy Services Corp. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003. On April 29, 2004, the Company filed with the SEC Amendment No. 1 on Form 10-K/A ("First Amendment"). This Amendment No. 2 on Form 10-K/A corrects the language of certain certifications to the First Amendment, properly files such certifications as Exhibits 31.3 and 31.4 to the Form 10-K, and amends the Exhibit Index of Form 10-K to reflect these new exhibits. Except as set forth in Exhibits 31.3 and
31.4 and the Exhibit Index, the Company has not made any changes to, nor updated any disclosures contained in its Form 10-K filed March 30, 2004, as amended by the First Amendment.

EXHIBIT INDEX

            EXHIBIT NUMBER
            --------------
                3.1            Composite Articles of Incorporation of OMNI
                               Energy Services Corp.(as of November 7, 2000).
                               (4)

                3.2            Form of Articles of Amendment -- Articles of
                               Incorporation (5)

                3.3            Bylaws of OMNI, as amended. (2)

                4.1 See Exhibit 3.1 and 3.2 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

                4.2            Specimen Common Stock Certificate. (1)

                *10.1 Form of Indemnity Agreement by and between us and each of our directors and executive officers.(1)

                *10.2          Stock Incentive Plan. (1)

                *10.3          Form of Stock Option Agreements under our Stock
                               Incentive Plan. (1)

                10.4           Third Amended and Restated Loan Agreement by and
                               among us, certain of our subsidiaries and
                               Hibernia National Bank, dated October 30, 2001.
                               (3)

                21.1           Subsidiaries of OMNI Energy Services Corp. (6)

                23.1           Consent of Fitts Roberts & Co., P.C. (6)

                23.2           Consent of Ernst & Young LLP. (6)

                23.3           Notification regarding consent of Arthur Andersen
                               LLP. (6)

                31.1           Section 302 Certification of Chief Executive
                               Officer. (6)

                31.2           Section 302 Certification of Chief Financial
                               Officer. (6)

                31.3           Section 302 Certification of Chief Executive
                               Officer.

                31.4           Section 302 Certification of Chief Financial
                               Officer.

                32.1           Section 906 Certification of Chief Executive
                               Officer. (6)

                32.2           Section 906 Certification of Chief Financial
                               Officer. (6)

----------

      *     Management contract or compensation plan or arrangement

      (1) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561).

      (2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

      (3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

      (4) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

      (5) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      (6) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Date:June 15, 2004

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

             SIGNATURE                                                 TITLE                                   DATE
             ---------                                                 -----                                   ----
        /s/ James C. Eckert                    President, Chief Executive Officer, Chairman of the        June 15, 2004
-------------------------------------------        Board
          James C. Eckert

         /s/ G. Darcy Klug                     Chief Financial Officer                                    June 15, 2004
-------------------------------------------
           G. Darcy Klug

      /s/ Deborah C. DeRouen                   Chief Accounting Officer                                   June 15, 2004
-------------------------------------------
        Deborah C. DeRouen

       /s/ Marshall G. Webb                    Director                                                   June 15, 2004
-------------------------------------------
         Marshall G. Webb

        /s/ David A. Melman                    Director                                                   June 15, 2004
-------------------------------------------
          David A. Melman

       /s/ Michael G. DeHart                   Director                                                   June 15, 2004
-------------------------------------------
         Michael G. DeHart

       /s/ Richard C. White                    Director                                                   June 15, 2004
-------------------------------------------
         Richard C. White

      /s/ Craig P. Rothwell                    Director                                                   June 15, 2004
-------------------------------------------
         Craig P. Rothwell


EXHIBIT INDEX

            EXHIBIT NUMBER
            --------------
                3.1            Composite Articles of Incorporation of OMNI
                               Energy Services Corp.(as of November 7, 2000).
                               (4)

                3.2            Form of Articles of Amendment -- Articles of
                               Incorporation (5)

                3.3            Bylaws of OMNI, as amended. (2)

                4.1 See Exhibit 3.1 and 3.2 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

                4.2            Specimen Common Stock Certificate. (1)

                *10.1 Form of Indemnity Agreement by and between us and each of our directors and executive officers.(1)

                *10.2          Stock Incentive Plan. (1)

                *10.3          Form of Stock Option Agreements under our Stock
                               Incentive Plan. (1)

                10.4           Third Amended and Restated Loan Agreement by and
                               among us, certain of our subsidiaries and
                               Hibernia National Bank, dated October 30, 2001.
                               (3)

                21.1           Subsidiaries of OMNI Energy Services Corp. (6)

                23.1           Consent of Fitts Roberts & Co., P.C. (6)

                23.2           Consent of Ernest & Young LLP. (6)

                23.3           Notification regarding consent of Arthur Andersen
                               LLP. (6)

                31.1           Section 302 Certification of Chief Executive
                               Officer. (6)

                31.2           Section 302 Certification of Chief Financial
                               Officer. (6)

                31.3           Section 302 Certification of Chief Executive
                               Officer.

                31.4           Section 302 Certification of Chief Financial
                               Officer.

                32.1           Section 906 Certification of Chief Executive
                               Officer. (6)

                32.2           Section 906 Certification of Chief Financial
                               Officer. (6)

----------

      *     Management contract or compensation plan or arrangement

      (1) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561).

      (2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

      (3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

      (4) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

      (5) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      (6) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.