Form 10-Q
period 2004-06-30
OMNI ENERGY SERVICES CORP
filed 2004-08-26
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
        For the Quarterly period ended June 30, 2004

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of August 19, 2004 there were 11,559,190 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                  June 30,    December 31,
                                                   2004           2003
                                                  -------     ------------
                                                (unaudited)     (Note 1)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............      $   681       $   572
     Trade receivable, net..................       12,375         7,002
     Other receivables......................          103         2,272
     Parts and supplies inventory...........        4,036         3,289
     Prepaid expenses.......................        2,831         3,058
     Deferred income taxes..................        2,000         2,000
                                                  -------       -------
         Total current assets...............       22,026        18,193
                                                  -------       -------
PROPERTY AND EQUIPMENT:
     Land...................................          648           362
     Buildings and improvements.............        5,585         4,636
     Drilling, field and support equipment..       29,840        26,877
     Aviation equipment.....................       15,426        10,224
     Shop equipment.........................          425           425
     Office equipment.......................        2,048         1,573
     Vehicles...............................        4,886         2,476
                                                  -------       -------
                                                   58,858        46,573
     Less: accumulated depreciation.........       21,289        19,463
                                                  -------       -------
         Total property and equipment.......       37,569        27,110
                                                  -------       -------
OTHER ASSETS:
     Goodwill...............................        2,349         2,129
     Intangible assets, net.................        4,170         1,720
     Other..................................        3,046         1,137
                                                  -------       -------
         Total other assets.................        9,565         4,986
                                                  -------       -------
         Total assets.......................      $69,160       $50,289
                                                  =======       =======

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                    June 30,       December 31,
                                                                                      2004            2003
                                                                                  -----------      ------------
                                                                                  (unaudited)       (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ...................................       $  3,299        $  2,051
     Accounts payable .......................................................          9,697           5,326
     Accrued expenses .......................................................          2,827           1,627
     Notes payable, insurance ...............................................            846           2,314
     Convertible debentures, net of discount of $1,871 ......................         13,179             ---
                                                                                    --------        --------
         Total current liabilities ..........................................         29,848          11,318
                                                                                    --------        --------
LONG-TERM LIABILITIES:
     Line of credit .........................................................          5,260           4,633
     Other long-term liabilities ............................................            252             328
     Long-term debt, less current maturities ................................         16,711           9,624
                                                                                    --------        --------
         Total long-term liabilities ........................................         22,223          14,585
                                                                                    --------        --------
          Total liabilities .................................................         52,071          25,903
                                                                                    --------        --------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 5,000,000 shares authorized; 29 and 12,100 shares issued and outstanding, respectively, liquidation preference
          of $1,000 per share ...............................................             29          12,100
    Common stock, $.01 par value, 45,000,000 shares authorized; 11,394,641 and 9,569,729 issued and 11,123,295 and 9,207,929 outstanding,
          respectively ......................................................            114              96
    Treasury stock, 271,346 and 361,800 shares acquired at cost .............           (529)           (706)
    Preferred stock dividends declared ......................................              2             484
    Additional paid-in capital ..............................................         64,584          57,870
    Accumulated deficit .....................................................        (47,111)        (45,458)
                                                                                    --------        --------
         Total stockholders' equity .........................................         17,089          24,386
                                                                                    --------        --------
         Total liabilities and stockholders' equity .........................       $ 69,160        $ 50,289
                                                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                       ---------------------------      -------------------------
                                                          2004            2003            2004             2003
                                                        ---------       --------        ---------       ---------
                                                              (Unaudited)                      (Unaudited)
Operating revenue ...............................       $ 13,592        $ 10,409        $ 25,088        $ 16,616
Operating expenses ..............................         10,076           7,537          19,565          12,695
                                                        --------        --------        --------        --------
Gross profit ....................................          3,516           2,872           5,523           3,921
General and administrative expenses .............          3,443           1,232           4,920           2,291
                                                        --------        --------        --------        --------
Operating income ................................             73           1,640             603           1,630
Interest expense ................................          1,193             237           1,609             447
Other expense, net ..............................            118              86             147              81
                                                        --------        --------        --------        --------
Income (loss) before taxes ......................         (1,238)          1,317          (1,153)          1,102
Income tax benefit ..............................            ---             225             ---             325
                                                        --------        --------        --------        --------
Net income (loss) ...............................         (1,238)          1,542          (1,153)          1,427
Preferred stock dividends .......................             (5)            ---            (490)            ---
                                                        --------        --------        --------        --------
Net income (loss) applicable to common and common
equivalent shares ...............................       $ (1,243)       $  1,542        $ (1,643)       $  1,427
                                                        ========        ========        ========        ========
Net income (loss) per common share:
     Basic ......................................       $  (0.11)       $   0.18        $  (0.16)       $   0.16
     Diluted ....................................       $  (0.11)       $   0.18        $  (0.16)       $   0.16
Weighted average common shares outstanding:
     Basic ......................................         11,044           8,740          10,502           8,740
     Diluted ....................................         11,044           8,742          10,502           8,740


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND JUNE 30, 2004
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     PREFERRED STOCK              COMMON STOCK         TREASURY
                                                 ----------------------      ---------------------      STOCK
                                                  SHARES         AMOUNT       SHARES        AMOUNT      AMOUNT
                                                 --------      --------      --------     --------     --------
BALANCE, December 31, 2003 .................       12,100      $ 12,100         9,570     $     96     $   (706)
-- stock option and warrant exercises ......           --            --         1,340           13           --
-- redemption of preferred stock ...........       (9,761)       (9,761)           --           --           --
-- preferred stock dividends paid...........           --            --            --           --           --
-- preferred stock dividends declared.......           --            --            --           --           --
-- warrant discount.........................           --            --            --           --           --
Comprehensive income:
-- net income ..............................           --            --            --           --           --
-- foreign currency translation adjustments            --            --            --           --           --
                                                 --------      --------      --------     --------     --------
Total comprehensive income .................           --            --            --           --           --
                                                 --------      --------      --------     --------     --------
BALANCE, March 31, 2004 ....................        2,339      $  2,339        10,910     $    109     $   (706)
                                                 --------      --------      --------     --------     --------
-- issuance treasury shares ................           --            --            --           --          177
-- stock option and warrant exercises ......           --            --           484            5           --
-- redemption of preferred stock ...........       (2,310)       (2,310)           --           --           --
-- preferred stock dividends paid...........           --            --            --           --           --
-- preferred stock dividends declared.......           --            --            --           --           --
-- warrant discount & beneficial conversion
   feature..................................           --            --            --           --           --
Comprehensive loss:
 -- net loss................................           --            --            --           --           --
 -- foreign currency translation adjustments           --            --            --           --           --
                                                 --------      --------      --------     --------     --------
Total comprehensive loss ...................           --            --            --           --           --
                                                 --------      --------      --------     --------     --------
BALANCE, June 30, 2004 .....................           29      $     29        11,394     $    114     $   (529)
                                                 --------      --------      --------     ========     ========


                                                          PREFERRED                  ACCUMULATED
                                                            STOCK      ADDITIONAL       OTHER
                                                           DIVIDEND      PAID-IN    COMPREHENSIVE   ACCUMULATIVE
                                                           DECLARED      CAPITAL         LOSS          DEFICIT       TOTAL
                                                          ---------    ----------   -------------   ------------    --------
BALANCE, December 31, 2003 ...........................     $    484      $ 57,882      $    (12)      $(45,458)     $ 24,386
-- stock option and warrant exercises ................           --         3,885            --             --         3,898
-- redemption of preferred stock .....................           --            --            --             --        (9,761)
-- preferred stock dividends paid.....................         (830)           --            --             --          (830)
-- preferred stock dividends declared.................          485            --            --           (485)          --
-- warrant discount...................................           --         1,000            --             --         1,000
Comprehensive income:
-- net income ........................................           --            --            --             85            85
-- foreign currency translation adjustments ..........           --            --            10            (10)           --
                                                           --------      --------      --------       --------      --------
Total comprehensive income ...........................           --            --            10             75            85
                                                           --------      --------      --------       --------      --------
BALANCE, March 31, 2004 ..............................     $    139      $ 62,767      $     (2)      $(45,868)     $ 18,778
                                                           --------      --------      --------       --------      --------
-- issuance of treasury shares .......................           --           297            --             --           474
-- stock option and warrant exercises ................           --            13            --             --            18
-- redemption of preferred stock .....................           --            --            --             --        (2,310)
-- preferred stock dividends paid.....................         (142)           --            --             --          (142)
-- preferred stock dividends declared.................            5            --            --             (5)          --
-- warrant discount and beneficial conversion feature            --         1,509            --             --         1,509
Comprehensive loss:
 -- net loss..........................................           --            --            --         (1,238)       (1,238)
 -- foreign currency translation adjustments .........           --            (2)            2             --            --
                                                           --------      --------      --------       --------      --------
Total comprehensive loss .............................           --            --             2         (1,238)       (1,238)
                                                           --------      --------      --------       --------      --------
BALANCE, June 30, 2004 ...............................     $      2      $ 64,584      $     --       $(47,111)     $ 17,089
                                                           ========      ========      ========       ========      ========


   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (THOUSANDS OF DOLLARS)

                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                        2004           2003
                                                                                     ---------       --------
                                                                                    (Unaudited)      (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................       $ (1,153)       $ 1,427
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
   Depreciation and amortization .............................................          2,380          2,158
   Accrued compensation on incentive awards ..................................            918            ---
   Accretion of bond discount ................................................            638            ---
   Gain on fixed asset disposition ...........................................            (65)           (58)
Changes in operating assets and liabilities-
   Decrease (increase) in assets, net of acquisition:
     Receivables- ............................................................
       Trade .................................................................         (2,155)        (1,065)
       Other .................................................................            532            297
     Inventory ...............................................................           (747)          (172)
     Prepaid expenses ........................................................            543            916
     Assets held for sale ....................................................            ---            185
     Other ...................................................................           (141)          (294)
   Increase (decrease) in liabilities, net of acquisition-
     Accounts payable and accrued expenses ...................................          2,743          1,338
     Other long-term liabilities .............................................            (80)          (505)
                                                                                     --------        -------
       Net cash provided by operating activities .............................          3,413          4,227
                                                                                     --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash received ........................................         (6,983)           ---
   Proceeds from disposal of fixed assets ....................................            407            338
   Purchase of fixed assets, net .............................................         (3,745)        (1,599)
                                                                                     --------        -------
       Net cash used in investing activities .................................        (10,321)        (1,261)
                                                                                     --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of convertible debentures, net of
     financing fees ..........................................................         14,158            ---
   Redemption of preferred stock .............................................        (12,071)           ---
   Payment of preferred stock dividends ......................................           (972)           ---
   Proceeds from exercises of options and warrants............................          3,916            ---
   Proceeds from the issuance of long-term debt, net of financing fees........          4,709            ---
   Principal payments on long-term debt ......................................         (3,350)        (2,738)
   Borrowings on line of credit ..............................................         49,251         21,898
   Payments on line of credit.................................................        (48,624)       (20,599)
                                                                                     --------        -------
     Net cash provided by (used in) financing activities .....................          7,017         (1,439)
                                                                                     --------        -------
NET INCREASE IN CASH .........................................................            109          1,527
Cash and cash equivalents, at beginning of period ............................            572            704
                                                                                     --------        -------
Cash and cash equivalents, at end of period ..................................       $    681        $ 2,231
                                                                                     ========        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest .......................................................       $    654        $   447
                                                                                     ========        =======
NON-CASH TRANSACTIONS:

Equipment acquired under capital lease .......................................       $  2,065        $   ---
                                                                                     ========        =======
Bond Discount and beneficial conversion feature ..............................       $  2,509        $   ---
                                                                                     ========        =======
Non-cash transfer of assets from other receivable to equipment ...............       $  1,661        $   ---
                                                                                     ========        =======
Transfer of equipment to other receivable pending insurance settlement .......       $    324        $   ---
                                                                                     ========        =======
Net non-cash increase in deferred compensation liability and related
  deferred compensation expense...............................................       $  1,370        $   ---
                                                                                     ========        =======
Non-cash transfer of deposit to acquisition costs ............................       $    150        $   ---
                                                                                     ========        =======

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Changes in Estimates

Effective January 1, 2004, we changed the estimated residual value of our fleet of aircraft from 10% to 30% for aircraft over five years of age and from 10% to 40% for aircraft five years of age or less. We believe the revised residual values more properly match costs over the useful lives and salvage value of these assets.

Decreased depreciation expense was recorded for the Company's fleet of aircraft as a result of management's first quarter 2004 change in the fleet's estimated residual value. The effect of that change to select items in the financial statements is shown in the table below (in thousands of dollars, except per share amounts):

                                                              Three Months Ended            Six Months Ended
                                                                June 30, 2004                June 30, 2004
                                                                  Increase                     Increase
                                                              ------------------            -----------------
Effect of change in estimated residual value to
    decrease net loss ...............................               $  65                        $ 130
Effect of change net loss per common Share:
    Basic............................................               $0.01                        $0.01
    Diluted..........................................               $0.01                        $0.01

NOTE 2.  EARNINGS PER SHARE

Basic Earnings Per Share ("Basic EPS") excludes dilution and is determined by dividing income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. The potential dilution that could occur if options, warrants and convertible securities to issue shares of common stock were exercised or converted into common stock is hereinafter referred to as Diluted Earnings Per Share ("Diluted EPS").

As of June 30, 2004 and June 30, 2003, we had options and warrants outstanding to purchase 2,420,762 and 3,115,786 shares of common stock, respectively, that were excluded from the calculation of Diluted EPS because they were antidilutive. For the Basic and Diluted EPS calculation as of June 30, 2004, we also had preferred stock convertible into 7,733 shares of common stock and debentures convertible into 2,099,990 shares of common stock and convertible promissory notes convertible into 319,149 shares of common stock that were excluded from the calculation because they were antidilutive. At June 30, 2003, we also had preferred stock that was contingently convertible into 4,560,000 shares of common stock was excluded from the calculation of Diluted EPS.

The following table reconciles net earnings available to common and common equivalent shares for the Basic EPS calculation to net earnings available to common and common equivalent shares for the Diluted EPS calculation as of June 30, 2004 and 2003, respectively:

                                                    Three Months Ended         Six Months Ended
                                                       June 30, 2004             June 30, 2004
                                                   --------------------      --------------------
                                                                   (in thousands)
                                                   Dollars       Shares      Dollars       Shares
                                                   -------       ------      --------      ------
Basic EPS net loss applicable to common and
   common equivalent shares .................      $(1,243)      11,044       $(1,643)      10,502
Add Options .................................          ---          ---           ---          ---
                                                   -------       ------       -------       ------
Diluted EPS net loss applicable to common and
   common equivalent shares .................      $(1,243)      11,044       $(1,643)      10,502
                                                   =======       ======       =======       ======


                                                    Three Months Ended         Six Months Ended
                                                      June 30, 2003              June 30, 2003
                                                   --------------------      --------------------
                                                                   (in thousands)
                                                   Dollars       Shares      Dollars       Shares
                                                   -------       ------      -------       ------
Basic EPS net loss applicable to
  common and common equivalent shares.........     $ 1,542        8,740      $ 1,427        8,740
Add Options...................................         ---            2          ---          ---
                                                   -------       ------      -------       ------
Diluted EPS net loss applicable to
  common and common equivalent shares.........     $ 1,542        8,742      $ 1,427        8,740
                                                   =======       ======      =======       ======


NOTE 3. LONG-TERM DEBT

Line of Credit and Term Debt

In December 2003, we entered into a $11.0 million senior credit facility with a bank that includes a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt, refinance our then existing revolving line of credit and provide working capital. In connection with the acquisition of Trussco, Inc. and Trussco Properties, L.L.C. (collectively "Trussco") on June 30, 2004, the Line was increased to $12.0 million. (See Note 7)

Availability under the Line is the lower of: (i) $12.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.75% at June 30, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory. As of June 30, 2004, we had $5.3 million outstanding under the Line and $2.7 million outstanding on the term loan. Our availability under the Line was $4.0 million at June 30, 2004.

At June 30, 2004 and December 31, 2003, long-term debt consists of the following (in thousands):

                                                                                                   JUNE 30,    DECEMBER 31,
                                                                                                     2004         2003
                                                                                                   --------    ------------
                                                                                                 (unaudited)
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0%
   (6.36% and 6.12% at June 30, 2004 and December 31, 2003 respectively)
   maturing July 31, 2006, secured by various property and equipment ..........................    $   958       $ 1,145
Notes payable to a bank with interest payable at Prime plus 1.5% (5.75% and 5.5% at June 30,
   2004 and December 31, 2003 respectively) maturing July 31, 2023, secured by real estate ....      1,413         1,633
Notes payable to a bank with interest payable at Prime plus 1.75% (6.00% and 5.75% at June
   30, 2004 and December 31, 2003 respectively) maturing December 31, 2006, secured by
   various property and equipment .............................................................      2,750         3,000
Notes payable to a finance company with interest at 8% maturing January 1, 2007, secured by
   various aircraft ...........................................................................      1,304         1,838
Notes payable to a finance company with interest at 10.25% maturing May 15, 2008, secured by
   an aircraft ................................................................................        188           207
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft....        253           ---
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured
   by real estate .............................................................................        223           ---
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with
interest at 5% maturing in June 2007 ..........................................................      3,000           ---
Other Debt ....................................................................................        177           ---
Capital lease payable to a leasing companies secured by vehicles ..............................      1,115           491
Capital lease payable to a finance company secured by various aircraft ........................      8,629         3,361
                                                                                                   -------       -------
   Total ......................................................................................     20,010        11,675
Less: Current maturities ......................................................................      3,299         2,051
                                                                                                   -------       -------
Long-term debt, less current maturities .......................................................    $16,711       $ 9,624
                                                                                                   =======       =======

Our senior secured credit facility contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of June 30, 2004, we were in compliance with these covenants and we expect to maintain compliance throughout 2004.

Convertible Debentures

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we sold (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures") that are convertible into shares of Common Stock at an initial conversion price of $7.15 per share, (ii) 1-year Common Stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share, and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The Warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at a fair market value of $1.0 million using the Black Scholes model. The value of these warrants are recorded as a debt discount with a corresponding credit to paid in capital at June 30, 2004. These sales of the Debentures were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Additionally, on April 15, 2004, pursuant to a Securities Purchase Agreement, we sold (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the "Debentures") that are convertible into shares of Common Stock at an initial conversion price of $7.20 per share, and (ii) 1-year Common Stock Series A Warrants to purchase an aggregate of

151,500 shares of Common Stock at an initial exercise price of $9.00 per share. The Warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at a fair market value of $.08 million using the Black Scholes model. A beneficial conversion option was also recorded of $0.7 million. The value of the warrants and beneficial conversion option are recorded as debt discount with a corresponding credit to paid in capital at June 30, 2004. These sales of the Debentures were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the "Put Option"). We registered 5,012,237 shares effective June 30, 2004 covering the resales of Common Stock that maybe issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive and equal monthly installments beginning August 1, 2004. Accordingly the debentures, net of debt discount, have been classified as a current liability in the accompanying Consolidated Balance Sheet at June 30, 2004. Upon receipt of the Debenture holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to such Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debenture (See Note 9).

Total proceeds of $14.2 million received from the sales, after expenses, dated February 12, 2004 and April 15, 2004 was $9.5 million and $4.7 million, respectively. Of the total proceeds received for these private placements, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (See Note 5) and the balance used for working capital purposes.

The original issue discount for the February 12, 2004 and April 15, 2004 debentures was $1.0 million and $0.8 million, respectively. We recorded a $0.7 million in beneficial conversion option for the April 15, 2004 Debentures. The Debentures are being amortized using the effective interest method over the period in which the debentures can be put to the company. A total of $0.6 million is included in interest expense for the six months ended June 30, 2004.

NOTE 4. LITIGATION

On February 13, 2004, we commenced litigation against Steven Stull, a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A 8% Convertible Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred Stock, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred Stock from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred Stock. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or
(b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to the Advantage Capital Partners as a result of the November 7, 2000 actions.

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) the Company and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem the Series A Preferred Stock and Series B Preferred Stock of the Company, and (ii) the officers of the Company breached their fiduciary duties. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. ACP claims that (i) we and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem our Series A and Series B Convertible Preferred Stock, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it could aversely affect our financial condition, results of operations and cash flows (see Note
4).

NOTE 5. PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate, subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate, rather than as income in our financial statements.

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 were transferred in 2003 to settle certain litigation (See Note 4) and 858,678 were cancelled. The balance of 761,100 was exercised in the first quarter of 2004 at an exercise price of $2.25.

The Series A Preferred Stock has an 8% cumulative dividend rate, was convertible into our common stock with a conversion rate of $2.25 per share, was redeemable at our option at $1,000 per share plus accrued dividends, contained a liquidation preference of $1,000 per share plus accrued dividends, had voting rights on all matters submitted to a vote of our stockholders, had separate voting rights with respect to matters that would affect the rights of the holders of the Preferred Stock, and had aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate had agreed to waive its conversion rights until our EBITDA (as defined) reached a mutually agreed upon level. The affiliate previously agreed that dividends would not accrue after June 30, 2003, until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003, we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends could be paid "in kind" (in shares of like preferred stock) or in cash. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures. The proceeds were used to redeem $8.2 million of the Series A Preferred Stock outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred Stock were redeemed in April 2004 for $0.03 million. At June 30, 2004 there are no Series A Preferred Stock shares outstanding.

In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements. These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75 per share, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The affiliate previously agreed that dividends would not accrue after June 30, 2003 until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends can be paid "in kind" (in shares of like preferred stock) or in cash. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred Stock for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred Stock outstanding for $2.5 million, including accrued dividends. At June 30, 2004, 29 shares of Series B Preferred Stock remain outstanding.

NOTE 6. SEGMENT INFORMATION

The following shows industry segment information for our four operating segments, Drilling, Aviation, Survey, and Permitting for the three months and six months ended June 30, 2004 and 2003 (in thousands). As described in Note 7, effective June 30, 2004 we acquired Trussco, Inc. and Trussco Properties LLC, (collectively herein referred to as "Trussco") which will require a seperate operating segment. The following also shows the identifiable assets of Trussco:

                                                 Three months ended June 30,      Six months ended June 30,
                                                 ---------------------------      -------------------------
                                                     2004            2003           2004             2003
                                                  ---------       ---------       ---------       ---------
Operating revenues:
   Drilling ...............................       $  8,289        $  8,881        $ 15,794        $ 14,169
   Aviation ...............................          5,005           1,038           8,305           1,778
   Survey .................................            ---             ---             ---             ---
   Permitting .............................            298             490             989             669
                                                  --------        --------        --------        --------
     Total ................................       $ 13,592        $ 10,409        $ 25,088        $ 16,616
                                                  ========        ========        ========        ========

Gross profit:
   Drilling ...............................       $  1,284        $  2,845        $  2,459        $  3,735
   Aviation ...............................          2,309             160           3,158             418
   Survey .................................             (9)            (15)            (21)            (37)
   Permitting .............................             37             102             134             140
   Other (Corporate) ......................           (105)           (220)           (207)           (335)
                                                  --------        --------        --------        --------
     Total ................................       $  3,516        $  2,872        $  5,523        $  3,921

General and administrative expenses .......          3,443           1,232           4,920           2,291
Interest and other expense, net ...........          1,311             323           1,756             528
                                                  --------        --------        --------        --------
Income before taxes .......................       $ (1,238)       $  1,317        $ (1,153)       $  1,102
                                                  ========        ========        ========        ========

Capital Expenditures:
   Drilling ...............................       $      5        $     34        $     50        $     34
   Aviation ...............................          1,790             435           3,620           1,550
   Survey .................................            ---             ---             ---             ---
   Permitting .............................            ---             ---             ---             ---
   Corporate ..............................             37               5              75              15
                                                  --------        --------        --------        --------
     Total ................................       $  1,832        $    474        $  3,745        $  1,599
                                                  ========        ========        ========        ========

                                                  June 30,        June 30,
                                                   2004            2003
                                                  --------        --------
Identifiable Assets:
   Drilling ...............................       $ 21,455        $ 21,576
   Aviation ...............................         22,948           7,773
   Survey .................................          1,497           1,013
   Permitting .............................            114             157
   Trussco ................................         11,977             ---
   Corporate (Note 7) .....................         11,169          11,951
                                                  --------        --------
     Total ................................       $ 69,160        $ 42,470
                                                  ========        ========

NOTE 7. ACQUISITION

On November 20, 2003, we purchased all of the issued and outstanding stock of American Helicopters, Inc. for the aggregate acquisition cost of $5.4 million, including $4.6 million in cash and the assumption of current and long-term liabilities of $0.6 million and $0.2 million, respectively. American Helicopters, Inc. operates 17 helicopters from base locations in Louisiana and Texas and is headquartered in Angleton, Texas. The results of American Helicopters, Inc.'s operations have been included in our consolidated financial statements since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement in the future as acquired asset and liability values become finalized (in thousands):

                            UNAUDITED FINANCIAL DATA:
                                 (in thousands)

                                 NOVEMBER 19,
                                    2003
   BALANCE SHEET DATA             --------
Current assets ............       $ 2,129
Property and equipment.....         3,322
Current Liabilities .......          (598)
Long-term liabilities .....          (213)
                                  -------
    Cash purchase price....       $ 4,640
                                  =======

On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interest in Trussco Properties, L.L.C. for the aggregate acquisition cost of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders ("Stockholder Notes") maturing in June 2007, and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offers cross-selling opportunities with our aviation transportation division. Correspondingly, $2.5 million was allocated to intangible assets attributable to customer lists, goodwill and other industry-specific intangible assets. The results of Trussco operations will be included in our consolidated financial statements from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment and intangible assets are being amortized over five years and will not result in any residual value. The final allocation of the purchase price to intangible assets and goodwill, if any, has not been completed. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized (in thousands):

                            UNAUDITED FINANCIAL DATA:
                                 (in thousands)

                                                           JUNE 30,
                                                            2004
    BALANCE SHEET DATA                                     -------
Current assets (including cash of $356) ............       $ 3,643
Property and equipment..............................         5,814
Other assets .......................................            19
Intangible assets ..................................         2,500
Assumption of Debt .................................        (1,637)
Stockholder Notes ..................................        (3,000)
                                                           -------
    Cash purchase price                                    $ 7,339
                                                           =======

The unaudited pro forma results summarized below reflects our consolidated pro forma results of operations as if American Helicopters, Inc. and Trussco were acquired on January 1, 2003 and January 1, 2004. (in thousands):

                           UNAUDITED PRO FORMA RESULTS

                                                                         THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                                            ENDED           ENDED          ENDED           ENDED
                                                                           JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                                             2004            2003           2004            2003
                                                                          ----------      ----------     ----------      ----------
Revenue ..........................................................         $ 18,122        $18,315        $ 34,562        $31,122
Gross Profit .....................................................         $  4,875        $ 5,256        $  8,273        $ 7,121
Net income (loss) applicable to common and common equivalent
   shares ........................................................         $ (1,149)       $ 2,318        $   (657)       $ 1,563
Net income (loss) per common share:
   Basic .........................................................         $  (0.10)       $  0.27        $  (0.13)       $  0.18
   Diluted .......................................................         $  (0.10)       $  0.27        $  (0.13)       $  0.18

NOTE 8. STOCK BASED COMPENSATION

We account for employee stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). Accordingly, the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits the continued use of the method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income (loss), other than compensation expense recorded on awards to certain executive officers (see Note
9), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years.

                                                                         Three Months Ended June 30      Six Months Ended June 30
                                                                         --------------------------      ------------------------
                                                                           2004             2003            2004          2003
                                                                         --------        ----------      ----------     ---------
Net income (loss) applicable to common and common equivalent shares -
as reported .........................................................    $(1,243)        $   1,542       $  (1,643)     $   1,427

Add: stock-based employee compensation expense included in
reported net loss, net of related tax effects of $0 .................        918               ---             918            ---

Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees,
net of related tax effect of $0 .....................................     (1,118)              (17)         (1,301)           (34)
                                                                         -------         ---------       ---------      ---------
Net income (loss) applicable to common and common equivalent
  shares - pro forma ................................................    $(1,443)        $   1,525       $  (2,026)     $   1,393
                                                                         =======         =========       =========      =========
Net income (loss) per common share - as reported:
Basic ...............................................................    $ (0.11)        $    0.18       $   (0.16)     $    0.16
Diluted .............................................................    $ (0.11)        $    0.18       $   (0.16)     $    0.16
Net income (loss) per common share - pro forma:
Basic ...............................................................    $ (0.13)        $    0.17       $   (0.19)     $    0.16
Diluted .............................................................    $ (0.13)        $    0.17       $   (0.19)     $    0.16

NOTE 9. EXECUTIVE COMPENSATION AGREEMENTS

On June 30, 2004, we amended Restricted Stock Incentive Agreements with certain executive management into Amended and Restated Incentive Agreements (collectively referred to hereinafter as the "Incentive Agreements") that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares, respectively. The stock will be held in escrow, registered in the name of the executive officers, until it vests 100% on November 4, 2004. A tax equalization payment was also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were valued at fair market value at a price of $5.05 per share at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders' meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional shares, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the "Plan"). At June 30, 2004, we had recorded $0.4 million in compensation expense under the Incentive Agreements, with a corresponding deferred liability of $1.4 million. The awards are accounted for under FIN 28 "Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans" as a variable plan which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock. The change in the quoted market price will be reflected in future periods until vested as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur.

We also entered into Stock-Based Award Incentive Agreements (hereinafter "SBA") with certain executive officers on June 30, 2004. The SBA shall become fixed:
(a) on the date of the Employee's termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive's death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter "FMV"), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company's common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company's common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company's common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company's common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company's common stock greater than or equal to $20.00. The grant terminates on December 31, 2008 or upon termination of employment, whichever occurs last. No compensation expense was recorded at June 30, 2004 because the award is contingent on future events none of which is considered probable at June 30, 2004.

In addition, we entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

In connection with the Trussco acquisition (See Note 7), we also entered into employment contracts with certain Trussco managers effective until December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

NOTE 10. SUBSEQUENT EVENTS

On July 28, 2004, we received notices from Manchester Securities Corporation, Provident Premier Master Fund, Ltd., Gemini Master Fund, Ltd. and Portside Growth and Opportunity Fund exercising their Put Option for approximately $1.3 million (plus accrued interest) of the Debentures (Note 3). Under the terms of the Put Option, we have the irrevocable option to deliver cash or shares of common stock with respect to the Put Option. We elected to use cash to redeem this portion of the Debentures.

In July of 2004, we received $16.6 million of senior aviation equipment financing commitments. The proceeds will be used to provide working capital and complete certain strategic business opportunities currently under consideration.

Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 was due to be filed, by extension, on August 23, 2004. The filing of this Form 10-Q was not timely made.

On February 12, 2004 and April 15, 2004 we entered into the Securities Purchase Agreements and Debentures described above. In connection therewith, we entered into an Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which we agreed to file and maintain a registration statement with respect to certain underlying shares of common stock (the "Registration Statement"). In accordance with and pursuant to the terms of the Registration Rights Agreement, the Registration Statement was filed and was declared effective by the SEC on June 30, 2004. As a result of the late filing of our Form 10-Q for the quarter ended June 30, 2004, as of August 24, 2004 our Registration Statement is no longer effective. Accordingly, we are in technical default of the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, if this default continues for seven business days following delivery of written notice of such default to the Company, the Company must make payments to each holder of the Debentures equal to 1.5% of the aggregate amount of principal and interest outstanding on the Debentures for each 30 days in which a default occurs.

In addition, the Debentures define an "Event of Default" to mean, among other things, a breach, in a material respect, of any material term of the Registration Rights Agreement that continues for a period of ten business days after written notice thereof to the Company from the holder. As a result of the late filing of our Form 10-Q, there will be an Event of Default under the Debentures if the required notice is given and passage of time occurs as provided above.

Upon the occurrence of an Event of Default, holders have the right, upon written notice to the Company, to require the Company to redeem all or a portion of their Debentures for cash at the prices indicated in the Debentures. The notice given by the holder must specify a date at least three business days following the day that the notice is delivered to the Company. The Company must pay the Mandatory Redemption Price (as defined in the Debentures) no later than the fifth business day after the payment date specified in the notice.

We are making every effort to cure these defaults, or seek a waiver from the holders with respect thereto, as soon as possible.

On August 25, 2004, the Company received a letter from the NASDAQ staff indicating that the Company has failed to timely file its Form 10-Q for the second quarter of 2004 and therefore is not in compliance with the NASDAQ listing requirements. If necessary, the Company intends to request a hearing before the NASDAQ Listings Qualifications Panel to review the staff determination. The Company's securities would remain listed pending any hearing.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 was due to be filed, by extension, on August 23, 2004. The filing of this Form 10-Q was not timely made.

On February 12, 2004 and April 15, 2004 we entered into the Securities Purchase Agreements and Debentures described above. In connection therewith, we entered into an Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which we agreed to file and maintain a registration statement with respect to certain underlying shares of common stock (the "Registration Statement"). In accordance with and pursuant to the terms of the Registration Rights Agreement, the Registration Statement was filed and was declared effective by the SEC on June 30, 2004. As a result of the late filing of our Form 10-Q for the quarter ended June 30, 2004, as of August 24, 2004 our Registration Statement is no longer effective. Accordingly, we are in technical default of the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, if this default continues for seven business days following delivery of written notice of such default to the Company, the Company must make payments to each holder of the Debentures equal to 1.5% of the aggregate amount of principal and interest outstanding on the Debentures for each 30 days in which a default occurs.

In addition, the Debentures define an "Event of Default" to mean, among other things, a breach, in a material respect, of any material term of the Registration Rights Agreement that continues for a period of ten business days after written notice thereof to the Company from the holder. As a result of the late filing of our Form 10-Q, there will be an Event of Default under the Debentures if the breach of the Registration Rights Agreement continues as provided above.

Upon the occurrence of an Event of Default, holders have the right, upon written notice to the Company, to require the Company to redeem all or a portion of their Debentures for cash at the prices indicated in the Debentures. The notice given by the holder must specify a date at least three business days following the day that the notice is delivered to the Company. The Company must pay the Mandatory Redemption Price (as defined in the Debentures) no later than the fifth business day after the payment date specified in the notice.

We are making every effort to cure these defaults, or seek a waiver from the holders with respect thereto, as soon as possible.

On August 25, 2004, the Company received a letter from the NASDAQ staff indicating that the Company has failed to timely file its Form 10-Q for the second quarter of 2004 and therefore is not in compliance with the NASDAQ listing requirements. If necessary, the Company intends to request a hearing before the NASDAQ Listings Qualifications Panel to review the staff determination. The Company's securities would remain listed pending any hearing.

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

We operate a fleet of 28 company-owned, leased and customer-owned helicopters, and one fixed-wing aircraft, from bases or heliports located in the Gulf Coast regions of Louisiana and Texas. Our land-based aviation customers are primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers include oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. We maintain and operate certain customer-owned aircraft providing air medical transportation services for hospitals and medical programs in approximately 15 counties in Texas. The aircraft dedicated to this operation are specifically outfitted to accommodate emergency patients and emergency medical equipment. We also maintain an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers. In November 2003, we acquired American Helicopters, Inc. ("AHI") establishing us as a leading provider of helicopter transportation services in the Gulf of Mexico.

We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. ("OMNI") was formed as a Louisiana corporation on September 11, 1997.

On June 30, 2004, we acquired Trussco, a leading provider of dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico, expanding our core business segments and providing us with integration opportunities with aviation transportation services.

Seasonal Trends and Weather Risks. Our operations are subject to seasonal variations in weather conditions and available daylight hours. Since both drilling and aviation activities take place outdoors, on average we experience lower flight hours in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours. These winter conditions also generally result in fewer hours worked per day and fewer holes drilled or surveyed per day during that season.

                                                Three months ended June 30,      Six months ended June 30,
RESULTS OF OPERATIONS (unaudited)                   2004           2003            2004            2003
                                                 ---------       ---------       ---------       --------
Operating revenue ........................       $ 13,592        $ 10,409        $ 25,088        $ 16,616
Operating expenses .......................         10,076           7,537          19,565          12,695
                                                 --------        --------        --------        --------
Gross profit .............................          3,516           2,872           5,523           3,921
General and administrative expenses ......          3,443           1,232           4,920           2,291
                                                 --------        --------        --------        --------
Operating income .........................             73           1,640             603           1,630
Interest expense .........................          1,193             237           1,609             447
Other expense, net .......................            118              86             147              81
                                                 --------        --------        --------        --------
Income before income taxes ...............         (1,238)          1,317          (1,153)          1,102
Income tax benefit .......................            ---             225             ---             325
                                                 --------        --------        --------        --------
Net income (loss) ........................         (1,238)          1,542          (1,153)          1,427
Preferred stock Dividends ................             (5)            ---            (490)            ---
                                                 --------        --------        --------        --------
Net income applicable to common and common
equivalent shares ........................       $ (1,243)       $  1,542        $ (1,643)       $  1,427
                                                 ========        ========        ========        ========

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Operating revenues increased 31% or $3.2 million, from $10.4 million for the three months ended June 30, 2003 to $13.6 million for the three months ended June 30, 2004. This increase was due primarily to our expanded role in aviation transportation to oil and gas companies operating in the shallow waters of the Gulf of Mexico. Revenues related to the drilling, survey and permitting divisions decreased $0.8 million, to $8.6 million for the three months ended June 30, 2004 from $9.4 million for the three months ended June 30, 2003. The months of April through June 2004 experienced record rainfall of over 50 inches in Louisiana and the Gulf region, which resulted in approximately 59 weather days for our drilling operations. Aviation revenues increased $4.0 million from $1.0 million to $5.0 million for the three months ended June 30, 2004 compared to the same period in 2003 as a result of an increase of 5,027 flight hours from 1,288 to 6,315 flight hours, due primarily from our acquisition of American Helicopters in November 2003 and the W&T contract that we began in April 2004, providing transportation services to offshore platforms operated by them in the shallow, offshore waters of the Gulf of Mexico.

Operating expenses increased 35%, or $2.6 million, from $7.5 million for the three months ended June 30, 2003 to $10.1 million for the three months ended June 30, 2004. Increases in payroll costs in all divisions accounted for approximately 30% of this increase as operating payroll expense increased from $3.1 million to $3.8 million for the three months ended June 30, 2003 and 2004, respectively. The average number of field personnel we employed increased from 161 for the three months ended June 30, 2003 to 190 for the three months ended June 30, 2004, as a result of our acquisition of AHI. Also, explosives expense increased $0.4 million due to an increase in the cost of explosives on jobs performed in 2004 versus 2003. We currently utilize third party contactors to perform all permitting services and some drilling services. Third party contract services increased $0.6 million from the second quarter of 2003 to the second quarter of 2004, as a result of utilizing the contractors on a very large job in the second quarter of 2004. Fuel expense increased $0.3 million from $0.4 million for the three months ended June 30, 2003, which is consistent with the aviation revenue increase. Finally, an increase in other general operating expense of $0.6 million from the second quarter of 2003 to the second quarter of 2004, was primarily due to increased personnel and base operations resulting from the AHI acquisition.

Although gross profit increased $0.6 million from $2.9 million to $3.5 million for the second quarter of 2003 and 2004, respectively, our gross profit margins declined from 27.6% in 2003 to 25.9% in 2004. Increased revenue and profitability in our aviation division was offset by lower margins and decreased activity due to record rainfall and consequently, increased weather days, in our drilling division.

General and administrative expenses increased $2.2 million from $1.2 million for the three months ended June 30, 2003 to $3.4 million for the three months ended June 30, 2004. Approximately 50% of the increase or $1.0 million related to executive compensation agreements recorded in the second quarter for awards in 2004 and those that vest through 2006 (see Note 9). Payroll costs and other general administrative costs associated with our recent acquisition of American Helicopters, as well as, professional fees related to additional activities for Sarbanes Oxley Act of 2002 and related Securities and Exchange Commission regulations, cost of defense against a former director and costs associated with financing agreements accounted for the remainder.

Interest expense increased approximately $1.0 million from $0.2 million for the three month period ended June 30, 2003 to $1.2 million for the three month period ended June 30, 2004. Over 60% of this increase is accretion of original issue discount of $0.5 million and a beneficial conversion option of $0.1 million on the 6.5% Debentures issued on February 12 and April 15, 2004. The remaining increase is attributable to increased levels of debt between the periods, resulting primarily from the acquisition of American Helicopters and the financing on three additional aircraft acquired for our new offshore aviation contract with W & T Offshore.

Due to our past history of operating losses, we recorded a valuation allowance during the periods against our net deferred tax assets generated from our net operating loss carry forwards, which resulted in our not reporting any income tax expense or benefit during those periods. For the quarter ended June 30, 2003, the Company reversed $0.2 million of this related reserve due to the Company's expectation of generating income in fiscal 2003. For the period ended June 30, 2004, we did not record any income tax expense or benefit.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Operating revenues increased 51%, or $8.5 million, from $16.6 million for the six months ended June 30, 2003 to $25.1 million for the six months ended June 30, 2004. Revenues from our drilling and permitting operations increased $1.9 million principally as a result of an increased seismic and permitting activity. Revenues from our aviation operations increased $6.5 million from $1.8 million for the six months ended June 30, 2003 to $8.3 million for the same period in 2004. The increase is due to the acquisition of AHI in November 2003 and the W&T contract that we began in April 2004, providing transportation services to offshore platforms operated by them in the shallow, offshore waters of the Gulf of Mexico.

Operating expenses increased 54%, or $6.9 million, from $12.7 million for the six months ended June 30, 2003 to $19.6 million for the six months ended June 30, 2004. This increase is partially attributable to higher operating payroll and payroll related costs, which increased $2.2 million from $5.5 million to $7.7 million for the six month periods ended June 30, 2003 and 2004, respectively. Our average number of field personnel increased from 187 employees during the first half of 2003 to 280 employees during the first half of 2004. We currently utilize third party contractors exclusively to perform permitting services and occasionally to assist in drilling operations. Accordingly, third party contract services increased $0.3 million during the first half of 2004 as compared to the first half of 2003, and drilling contract services increased $1.1 million for the same six-month period. Overall, repairs and maintenance expenses increased $0.4 million, with corresponding increases in fuel and oil expenses and explosives and down hole expenses of $0.4 million and $1.2 million, respectively from the six months ended June 30, 2003 to the same period of 2004. The increase in repairs and maintenance and fuel and oil expense are directly attributable to increased aviation activity resulting from our acquisition of AHI. Explosives expense increased due to an increase in the cost of explosives on jobs performed in 2004 versus 2003.

Gross profit margins were 22% and 24% for the six months ended June 30, 2004 and 2003, respectively. The decline in the profit margins resulted from increased revenue and profitability in our aviation division offset by lower margins and decreased activity due to record rainfall and consequently, increased weather days in our drilling division.

General and administrative expenses increased $2.6 million from $2.3 million for the six months ended June 30, 2003 to $4.9 million for the six months ended June 30, 2004. Approximately 40% or $1.0 related to executive compensation agreements recorded in the second quarter for awards in 2004 and those that vest through 2006 (see Note 9). Professional services increased $0.5 million from the six month period ended June 30, 2003 to the same period in 2004 related to additional activities for Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission regulations costs of defense against a former director and costs associated with financing agreements and acquisitions. Payroll related expenses increased $0.7 million for the same period comparison due in part to additional support staff for aviation operations.

Interest expense increased $1.2 million from $0.4 million for the six months ended June 30, 2003 to $1.6 million for the six months ended June 30, 2004. Accretion of original issue discount of $0.5 million and a beneficial conversion option of $0.1 million accounts for 50% of the increase. The remaining increase is attributable to increased levels of debt due to acquisitions.

Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during those periods. For the quarter and six months ended June 30, 2003, the Company reversed $0.2 million and $0.3 million, respectively, of this reserve due to the Company's expectation of generating income in fiscal 2003. For the six month period ended June 30, 2004, we did not record any income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2004, we had approximately $0.7 million in cash compared to approximately $0.6 million at December 31, 2003 and negative working capital of approximately $(7.8) million at June 30, 2004, compared to working capital of approximately $6.9 million at December 31, 2003. Our working capital decreased due to the classification $13.2 million, net of discount 6.5% Debentures, net of discount, as short-term debt due to the ability of the holder to require repayment or conversion of the debt in 10 monthly put options (See Note 3). Our availability under the line at June 30, 2004 was $4.0 million.

In July 2004, we received $16.6 million of senior aviation equipment financing commitments. The proceeds will increase working capital and liquidity and will be used to complete certain strategic business opportunities under consideration.

Line of Credit and Term Debt

In December 2003, we entered into a $11.0 million senior credit facility with a bank that includes a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt, refinance our then existing revolving line of credit and provide working capital. In connection with the acquisition of Trussco, Inc. and Trussco Properties, L.L.C. (collectively "Trussco") on June 30, 2004, the Line was increased to $12.0 million. (See Note 7)

Availability under the Line is the lower of: (i) $12.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (5.75% at

June 30, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory. As of June 30, 2004, we had $5.3 million outstanding under the Line and $2.7 million outstanding on the term loan. Our availability under the line was $4.0 million.

At June 30, 2004 and December 31, 2003, long-term debt consists of the following (in thousands):

                                                                                                   JUNE 30,    DECEMBER 31,
                                                                                                    2004          2003
                                                                                                   -------     ------------
                                                                                                 (unaudited)
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0%
   (6.36% and 6.12% at June 30, 2004 and December 31, 2003 respectively)
   maturing July 31, 2006, secured by various property and equipment ..........................    $   958       $ 1,145
Notes payable to a bank with interest payable at Prime plus 1.5% (5.75% and 5.5% at June 30,
   2004 and December 31, 2003 respectively) maturing July 31, 2023, secured by real estate ....      1,413         1,633
Notes payable to a bank with interest payable at Prime plus 1.75% (6.00% and 5.75% at June
   30, 2004 and December 31, 2003 respectively) maturing December 31, 2006, secured by
   various property and equipment .............................................................      2,750         3,000
Notes payable to a finance company with interest at 8% maturing January 1, 2007, secured by
   various aircraft ...........................................................................      1,304         1,838
Notes payable to a finance company with interest at 10.25% maturing May 15, 2008, secured by
   an aircraft ................................................................................        188           207
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft....        253           ---
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured
   by real estate .............................................................................        223           ---
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with
   interest at 5% maturing in June 2007 .......................................................      3,000           ---
Other Debt ....................................................................................        177           ---
Capital lease payable to a leasing companies secured by vehicles ..............................      1,115           491
Capital lease payable to a finance company secured by various aircraft ........................      8,629         3,361
                                                                                                   -------       -------
   Total ......................................................................................     20,010        11,675
Less: Current maturities ......................................................................      3,299         2,051
                                                                                                   -------       -------
Long-term debt, less current maturities .......................................................    $16,711       $ 9,624
                                                                                                   =======       =======

Our senior secured credit agreements contain customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of June 30, 2004, we were in compliance with these covenants and we expect to maintain compliance thoughout 2004.


Convertible Debentures

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we sold (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures") that are convertible into shares of Common Stock at an initial conversion price of $7.15 per share, (ii) 1-year Common Stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share, and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The Warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued by an independent valuation expert at a fair market value of $1.0 million using the Black Scholes model. The value of these warrants are recorded as debt discount with a corresponding credit to paid in capital at June 30, 2004. These sales of the Debentures were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Additionally, on April 15, 2004, pursuant to a Securities Purchase Agreement, we sold (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with aforementioned February 12, 2004 issuance hereinafter referred to as the "Debentures") that are convertible into shares of Common Stock at an initial conversion price of $7.20 per share, and
(ii) 1-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of Common Stock at an initial exercise price of $9.00 per share. The Warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at a fair market value of $0.8 million using the Black Scholes model. A beneficial conversion option was also recorded of $0.7 million. The value of the warrants and beneficial conversion option are recorded as debt discount with a corresponding credit to paid in capital at June 30, 2004. These sales of the Debentures were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the "Put Option"). We registered 5,012,237 shares effective June 30, 2004 covering the resales of Common Stock that maybe issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive and equal monthly installments beginning August 1, 2004. Accordingly the debentures, net of debt discount, have been classified as a current liability in the accompanying Consolidated Balance Sheet at June 30, 2004. Upon receipt of the Debenture holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to such Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debentures (See Note 9).

Total proceeds of $14.3 million received from the sales, after expenses, dated February 12, 2004 and April 15, 2004 was $9.5 million and $4.8 million, respectively. Of the total proceeds received for these private placements, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (see Note 5) and the balance used for working capital purposes.

The original issue discount for the February 12, 2004 and April 15, 2004 debentures was $0.8 million and $1.0 million, respectively. We recorded a $0.7 million in beneficial conversion option for the April 15, 2004 Debentures. The Debentures are being amortized using the effective interest method over the period in which the Debentures can be put to us. A total of $0.6 million is included in interest expense for the six months ended June 30, 2004.

On July 28, 2004, we received notices from Manchester Securities Corporation, Provident Premier Master Fund, Ltd., Gemini Master Fund, Ltd. and Portside Growth and Opportunity Fund exercising their Put Option for approximately $1.3 million (plus accrued interest) of the Debentures. (Note 3) Under the terms of the Debenture agreement, upon receipt of a debenture holder's intent to exercise the Put Option, we have the irrevocable option to deliver cash or shares of common stock with respect to the Put Option. We elected to use cash to redeem this portion of the Debentures.

Capital Resources

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2003, we acquired American Helicopters Inc., including approximately $3.5 million of aircraft accounted for as capital leases, and approximately $0.2 million of new vehicles accounted for as capital leases. Thus far in 2004, we have acquired approximately $1.3 million of aircraft accounted for as capital leases and approximately $0.8 million of new vehicles accounted for as a capital lease.
For the remainder of 2004, we expect to continue renewing our rolling stock, expanding our aviation fleet and continuing to pursue various strategic acquisitions.

CRITICAL ACCOUNTING POLICIES

This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). Accordingly, the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits the continued use of the method prescribed by Opinion No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income (loss), other than compensation expense recorded on awards to certain executive officers (See Note 9), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amended SFAS No. 123, a table illustrating the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is presented in Note 8 of the accompanying financial statements.

Aside from the change in estimated residual values of our aircraft, there have been no changes to the Company's accounting policies as disclosed in our Form 10-K, as amended, for the year ended December 31, 2003.

LEGAL PROCEEDINGS

On February 13, 2004, we commenced litigation against a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it could adversely affect our financial condition, results of operations and cash flows (Note 4).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2003. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our second fiscal quarter of 2004 (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) the Company and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem the Series A Preferred Stock and Series B Preferred Stock of the Company, and (ii) the officers of the Company breached their fiduciary duties. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. ACP claims that (i) we and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem our Series A and Series B Convertible Preferred Stock, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decide against us and if it exceeds our insurance coverage, it could adversely affect our financial condition, results of operations and cash flows (Note 4).

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 15, 2004, pursuant to a Securities Purchase Agreement, we sold (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with aforementioned February 12, 2004 issuance hereinafter referred to as the "Debentures") that are convertible into shares of Common Stock at an initial conversion price of $7.20 per share, and (ii) 1-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of Common Stock at an initial exercise price of $9.00 per share. The Warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14, the warrants were valued at a fair market value of $0.8 million using a Black Scholes model. The value of these warrants are included in paid in capital at June 30, 2004. A beneficial conversion option was also recorded of $0.7 million. The value of the warrants and beneficial conversion option are included in paid in capital at June 30, 2004. These sales of the debentures were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the "Put Option"). We registered 5,012,237 shares effective June 30, 2004 covering the resales of Common Stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put option in ten consecutive and equal monthly installments beginning August 1, 2004. Upon receipt of the Debenture holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to such Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debentures (See Note 9).

Total proceeds of $4.8 million was received from the sale, after expenses, dated April 15, 2004. Of the total proceeds received for this private placement and the previous private placement on February 12, 2004, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (Note 5) and the balance used for working capital purposes.

The original issue discount for the April 15, 2004 Debentures was $0.8 million. We recorded a $0.7 million in beneficial conversion option for the April 15, 2004 Debentures. The Debentures are being amortized using the effective interest method over the period in which the Debentures can be put to us. A total of $0.6 million is included interest expense at June 30, 2004.

On July 28, 2004, we received notices from Manchester Securities Corporation, Provident Premier Master Fund, Ltd., Gemini Master Fund, Ltd. and Portside Growth and Opportunity Fund exercising their Put Option for approximately $1.3 million (plus accrued interest) of the Debentures. (Note 3) Under the terms of the Debenture agreement, upon receipt of a debenture holder's intent to exercise the Put Option, we have the irrevocable option to deliver cash or shares of common stock with respect to the Put Option. We elected to use cash to redeem this portion of the Debentures.

The following table provides information about purchases by the Company and its affiliated purchasers during the three months ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                      TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                                                      SHARES PURCHASED      SHARES THAT MAY
                            TOTAL NUMBER OF                         AS PART OF PUBLICLY     YET BE PURCHASED
                                SHARES            PRICE PAID          ANNOUNCED PLANS      UNDER THE PLANS OR
        PERIOD               PURCHASED (1)         PER SHARE          OR PROGRAMS (2)           PROGRAMS
----------------------      ---------------   ------------------    -------------------    ------------------
04/01/04 - 04/30/04
    Series A Preferred             25              $  1,000                   25                  ---
    Series B Preferred          2,285              $  1,000                2,285                   29
05/01/04 - 05/31/04
    Series A Preferred            ---                   ---                  ---                  ---
    Series B Preferred            ---                   ---                  ---                  ---
06/01/04 - 06/30/04
    Series A Preferred            ---                   ---                  ---                  ---
    Series B Preferred            ---                   ---                  ---                  ---
TOTAL
    Series A Preferred             25              $  1,000                   25                  ---
    Series B Preferred          2,285              $  1,000                2,285                   29

(1) We repurchased an aggregate of 25 and 2,285 shares of our Series A Preferred Stock and Series B Preferred Stock respectively, pursuant to the terms and conditions of the preferred stock (see Note 5).

(2) Our Board of Directors approved the repurchase up to 7,500 Series A Preferred Stock and 4,600 Series B Preferred Stock having a value of up to $12.1 million, plus accrued dividends in the aggregate, pursuant to the terms and conditions of the preferred stock (see Note 5).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held at our principal executive offices at 4500 NE Evangeline Thruway, Carencro, Louisiana on Thursday, June 17, 2004. As disclosed in our proxy statement filed with the SEC the following were the items submitted for consideration and the corresponding outcome of the stockholder vote:

      1. All six directors submitted were elected to the Board of Directors for the ensuing year by a total of 9,358,638 of the total votes cast of 10,191,047. There were no abstentions and no broker non-votes. There were 832,409 votes against for all nominees.

      2. The increase in the number of shares issuable under the Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan was not approved by a total of 1,816,812 of the total votes cast of 2,990,077, including 25,117 abstentions. There were 7,200,970 broker non-votes.

      3. The Securities Purchase Agreements were not approved by a total of 1,684,328 of the total votes cast of 2,990,077, including 38,389 abstentions. There were 7,200,970 broker non-votes.

      No other business was submitted before the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 Stock Purchase and Sale Agreement (Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.1 to our Form 8-K, as amended on June 14, 2004, File No. 000-23383, originally filed with the Commission on June 10, 2004).

2.2 Stock Purchase and Sale Agreement (Non-Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.2 to our Form 8-K, as amended on June 14, 2004, File No. 000-23383, originally filed with the Commission on June 10, 2004).

4.1 Form of 6.5% Convertible Debenture, dated as of April 15, 2004, among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

4.2 Form of Warrant to Purchase Common Stock, dated as of April 5, 2004, among the Company and certain accredited investors exercisable at $9.00 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

4.3 Omnibus Amendment, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 4.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.1 Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.1 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.2 Amendment No. 1 to Registration Rights Agreement, dated as of April 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.3 Amended and Restated Registration Rights Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.4*  Employment Agreement of James C. Eckert dated July 1, 2004

10.5*  James C. Eckert Stock Based Award Incentive Agreement dated June 30,
       2004

10.6*  James C. Eckert Amended & Restated Incentive Agreement dated August 12,
       2004

10.7*  Employment Agreement of G. Darcy Klug dated July 1, 2004

10.8*  G. Darcy Klug Stock Based Award Incentive Agreement dated June 30, 2004

10.9*  G. Darcy Klug Amended & Restated Incentive Agreement dated August 12,
       2004

10.10* James C. Eckert Incentive Agreement dated December 1, 2003

10.11* G. Darcy Klug Incentive Agreement dated December 1, 2003

31.1   Section 302 Certification of Chief Executive Officer

31.2   Section 302 Certification of Chief Financial Officer

32.1   Section 906 Certification of Chief Executive Officer

32.2   Section 906 Certification of Chief Financial Officer

*Management Compensatory Agreements

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on April 16, 2004 regarding litigation filed April 5, 2004 against the Company and certain executive officers.

      The Company filed a Current Report on Form 8-K on April 19, 2004 regarding the Securities Purchase Agreement dated April 15, 2004.

      The Company filed a Current Report on Form 8-K on June 10, 2004 regarding certain stock purchase agreements dated May 26, 2004 for the acquisition of Trussco, Inc. and Trussco Properties, L.L.C.

      The Company filed an Amendment No. 1 on a Current Report on Form 8-K on June 14, 2004 to include exhibits inadvertently omitted from the Current Report on Form 8-K filed on June 10, 2004.

We also furnished information to the SEC on a Current Report on Form 8-K on May 18, 2004 under Item 12, Results of Operations and Financial Condition. Current Reports on Form 8-K under Item 12 are not considered to be "filed" for purposes of Section 18 of the Exchange Act and are not subject to the liabilities of that section, but are filed to provide full disclosure under Regulation FD.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                     OMNI ENERGY SERVICES CORP.

Dated:   August 25, 2004                     /s/ James C. Eckert
                                       --------------------------------------
                                               James C. Eckert
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated:   August 25, 2004                     /s/ Deborah C. DeRouen
                                       ---------------------------------------
                                               Deborah C. DeRouen
                                           Chief Accounting Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit                     Description of Exhibit

2.1 Stock Purchase and Sale Agreement (Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.1 to our Form 8-K, as amended on June 14, 2004, File No. 000-23383, originally filed with the Commission on June 10, 2004).

2.2 Stock Purchase and Sale Agreement (Non-Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.2 to our Form 8-K, as amended on June 14, 2004, File No. 000-23383, originally filed with the Commission on June 10, 2004).

4.1 Form of 6.5% Convertible Debenture, dated as of April 15, 2004, among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

4.2 Form of Warrant to Purchase Common Stock, dated as of April 5, 2004, among the Company and certain accredited investors exercisable at $9.00 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

4.3 Omnibus Amendment, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 4.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.1 Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.1 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.2 Amendment No. 1 to Registration Rights Agreement, dated as of April 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.3 Amended and Restated Registration Rights Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

10.4*    Employment Agreement of James C. Eckert dated July 1, 2004

10.5*    James C. Eckert Stock Based Award Incentive Agreement dated
         June 30, 2004

10.6*    James C. Eckert Amended & Restated Incentive Agreement dated
         August 12, 2004

10.7*    Employment Agreement of G. Darcy Klug dated July 1, 2004

10.8*    G. Darcy Klug Stock Based Award Incentive Agreement dated
         June 30, 2004

10.9*    G. Darcy Klug Amended & Restated Incentive Agreement dated
         August 12, 2004

10.10*   James C. Eckert Incentive Agreement dated December 1, 2003

10.11*   G. Darcy Klug Incentive Agreement dated December 1, 2003

31.1     Section 302 Certification of Chief Executive Officer

31.2     Section 302 Certification of Chief Financial Officer

32.1     Section 906 Certification of Chief Executive Officer

32.2     Section 906 Certification of Chief Financial Officer

*Management Compensatory Agreements