Form 10-K/A
period 2003-12-31
OMNI ENERGY SERVICES CORP
filed 2004-09-14
CIK 1046212

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                      No. 3
                                   (MARK ONE)

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

None

                           OMNI ENERGY SERVICES CORP.
                         ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                PART I
Items 1 and 2.  Business and Properties.................................................................   2
Item 3.         Legal Proceedings.......................................................................  13
Item 4.         Submission of Matters To a Vote of Security Holders.....................................  13

                PART II
Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters....................  14
Item 6.         Selected Financial Data.................................................................  15
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations...  16
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............................  26
Item 8.         Financial Statements and Supplementary Data.............................................  26

                PART IV
   SIGNATURES ..........................................................................................  55
   Exhibit Index .......................................................................................  56

EXPLANATORY STATEMENT

We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the year ended December 31, 2003 to restate our financial statements to correct the presentation of Net Income Applicable to Common and Common Stock Equivalents, Net Income and Earnings Per Share in the Consolidated Statements of Operations, the footnotes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The restatement affects the twelve months ended December 31, 2003 and the quarterly periods ended September 30, and December 31, 2003.

Except as noted below, this Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated Items 1 through 8 of our Annual Report on Form 10-K/A in its entirety.

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

      TRANSITION ZONE TRANSPORTATION AND DRILLING EQUIPMENT. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                                                                    NUMBER OF UNITS AS
                                TYPES OF EQUIPMENT                                 OF DECEMBER 31, 2003
--------------------------------------------------------------------------------   --------------------
Highland Drilling Units (1).....................................................             79
Water Buggies...................................................................             60
Aluminum Marsh ATV's............................................................             23
Steel Marsh ATV's (2)...........................................................              8
Airboat Drilling Units..........................................................             40
Swamp ATV's.....................................................................             30
Pullboats.......................................................................             21
Pontoon Boats...................................................................             15
Jack-Up Rigs....................................................................              1
Skid-Mounted Drilling Units.....................................................             20

----------------
      (1) Twenty of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone

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

      AVIATION EQUIPMENT. The following table sets forth the type and number of aircraft that are operated by our Aviation division:

                                                                          NUMBER OF
                                HELICOPTERS                               AIRCRAFT
------------------------------------------------------------------------  ---------
Sikorsky 76-A..........................................................      1(1)
Bell 407...............................................................      4(1)
Bell Long Ranger 206L-III..............................................     11
Bell Jet Ranger 206B-III...............................................      8
Bell UH-1H.............................................................      1
Eurocopter BO-105......................................................      3
Hughes MD 500 E........................................................      1
                               FIXED WING AIRCRAFT
King Air 90............................................................      1

---------------
      (1) Includes one Sikorsky 76 and one Bell 407 acquired after December 31, 2003.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and offices held by each of the executive officers as of March 26, 2004 are as follows:

                         NAME                              AGE                  POSITION
------------------------------------------------------     ---  -------------------------------------
James C. Eckert.......................................      54  President and Chief Executive Officer
G. Darcy Klug.........................................      52  Chief Financial Officer

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

                                                                    HIGH        LOW
                                                                  --------   --------
2002

First quarter.................................................    $   3.63   $   1.80
Second quarter................................................    $   2.64   $   1.00
Third quarter.................................................    $   2.38   $   1.29
Fourth quarter................................................    $   1.37   $   0.74

2003

First quarter.................................................    $   1.14   $   0.75
Second quarter................................................    $   1.98   $   0.81
Third quarter.................................................    $   2.80   $   1.49
Fourth quarter................................................    $   7.48   $   2.19

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003:

                                                                                               (C)
                                                                                        NO. OF SECURITIES
                                                         (A)                                REMAINING
                                                      NUMBER OF                           AVAILABLE FOR
                                                  SECURITIES TO BE                       FUTURE ISSUANCE
                                                   ISSUED UPON THE         (B)            UNDER EQUITY
                                                     EXERCISE OF    WEIGHTED AVERAGE      COMPENSATION
                                                     OUTSTANDING    EXERCISE PRICE OF   PLANS (EXCLUDING           (D)
                                                      OPTIONS,         OUTSTANDING         SECURITIES      TOTAL OF SECURITIES
                                                    WARRANTS AND    OPTIONS, WARRANTS     REFLECTED IN        REFLECTED IN
                  PLAN CATEGORY                        RIGHTS          AND RIGHTS       COLUMNS (A) & (B)   COLUMNS (A) & (C)
-----------------------------------------------   ----------------  -----------------   -----------------  -------------------
Equity Compensation Plans Approved by
  Stockholders.................................        1,337,730        $  2.74              162,270             1,500,000
Equity Compensation Plans Not Approved by
  Stockholders.................................           94,565        $  2.70                5,435               100,000
                                                    ------------        -------            ---------           -----------
    Total......................................        1,432,295        $  2.74              167,705             1,600,000
                                                    ============        =======            =========           ===========

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

                                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                                                                   2003         2003
                                                                                               AS PREVIOUSLY      AS
                                                      1999       2000       2001       2002      REPORTED      RESTATED
                                                    --------   --------   --------   --------  -------------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Operating revenue ................................  $ 32,687   $ 16,563   $ 23,686   $ 27,796     $ 37,055     $ 37,055
Operating expense ................................    35,443     20,212     20,893     22,142       28,741       28,741
                                                    --------   --------   --------   --------     --------     --------
Gross profit .....................................    (2,756)    (3,649)     2,793      5,654        8,314        8,314
General and administrative expense ...............    12,344      5,999      3,126      3,771        4,820        4,820
Asset impairment and other charges ...............    10,336     11,284        632         --           --           --
                                                    --------   --------   --------   --------     --------     --------
Operating income (loss) ..........................   (25,436)   (20,932)      (965)     1,883        3,494        3,494
Interest expense .................................     2,989      3,012      1,300      1,079          999          999
Other expense (income), net ......................       150      1,846     (7,929)        (4)         245          245
                                                    --------   --------   --------   --------     --------     --------
Income (loss) before income taxes ................   (28,575)   (25,790)     5,664        808        2,250        2,250
Income tax expense (benefit) .....................    (1,275)        --         --       (400)      (1,600)      (1,600)
                                                    --------   --------   --------   --------     --------     --------
Income (loss) before minority interest ...........   (27,300)   (25,790)     5,664      1,208        3,850        3,850
Minority interest and income (loss) of
  Subsidiaries ...................................      (362)       (17)        --         --           --           --
                                                    --------   --------   --------   --------     --------     --------
Net income (loss) from continuing operations .....   (26,938)   (25,773)     5,664      1,208        3,850        3,850
Discontinued operations ..........................        --         --         --         --         (367)        (367)
                                                    --------   --------   --------   --------     --------     --------
Net income  (loss) ....... .......................   (26,938)   (25,773)     5,664      1,208        3,483        3,483
Accretion of preferred stock and preferred
  stock dividends ................................        --         --       (726)      (484)        (484)        (484)
                                                    --------   --------   --------   --------     --------     --------
Net income (loss) applicable to common and
  common equivalent shares........................  $(26,938)  $(25,773)  $  4,938   $    724     $  2,999     $  2,999
                                                    ========   ========   ========   ========     ========     ========
Basic Income (loss) per common share:
    Income from continuing operations ............  $  (5.07)  $  (4.43)  $   0.55   $   0.08     $   0.44     $   0.38
     (Loss) from discontinued operations .........        --         --         --         --        (0.04)       (0.04)
    Net Income applicable to common and common
      equivalent shares ..........................  $  (5.07)  $  (4.43)  $   0.55   $   0.08     $   0.34     $   0.34
Diluted Income (loss) per common share:
    Income from continuing operations ............  $  (5.07)  $  (4.43)  $   0.50   $   0.08     $   0.44     $   0.34
    (Loss) from discontinued operations ..........        --         --         --         --     $  (0.04)    $  (0.03)
    Net Income applicable to common and common
     equivalent shares ...........................  $  (5.07)  $  (4.43)  $   0.50   $   0.08     $   0.34     $   0.31
Number of Weighted Average Shares Basic ..........     5,323      5,819      9,015      8,739        8,772        8,772
    Diluted ......................................     5,323      5,819      9,844      8,745        8,828       11,362

                                                                           AS OF DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1999         2000        2001          2002         2003
                                                     ----------   ----------  ----------    ----------   ----------
BALANCE SHEET DATA:
  Total assets....................................   $   51,021   $   34,624  $   38,448    $   41,325   $   50,289
  Long-term debt, less current maturities.........        1,186        8,500       9,289         8,340        9,624

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

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003 (IN THOUSANDS):

                                                                                     YEAR ENDED
                                                                              DECEMBER 31,   DECEMBER 31,
                                                                                 2002           2003
                                                                             -------------   ------------
Operating revenue.......................................................     $     27,796    $     37,055
Operating expense.......................................................           22,142          28,741
                                                                             ------------    ------------
Gross profit............................................................            5,654           8,314
General and administrative expenses.....................................            3,771           4,820
                                                                             ------------    ------------
Operating income........................................................            1,883           3,494
Interest expense........................................................            1,079             999
Other (income) expense..................................................               (4)            245
                                                                             ------------    ------------
Income before taxes.....................................................              808           2,250
Income tax benefit......................................................              400           1,600
                                                                             ------------    ------------
Net income from continuing operations...................................            1,208           3,850
Loss from discontinued operations.......................................               --            (367)
                                                                             ------------    ------------
Net income applicable to common and common equivalent shares............            1,208           3,483
Accretion of preferred stock and preferred stock dividends..............             (484)           (484)
                                                                             ------------    ------------
Net income..............................................................     $        724    $      2,999
                                                                             ============    ============

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

    YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

                                                                                     YEAR ENDED
                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                2001             2002
                                                                             ------------    ------------
Operating revenue.......................................................     $    23,686     $     27,796
Operating expense.......................................................          20,893           22,142
                                                                             -----------     ------------
Gross profit............................................................           2,793            5,654
General and administrative expenses.....................................           3,126            3,771
Asset impairment and other charges......................................             632               --
                                                                             -----------     ------------
Operating (income) loss.................................................            (965)           1,883
Interest expense........................................................           1,300            1,079
Other (income)..........................................................          (7,929)              (4)
                                                                             -----------     ------------
Income before taxes.....................................................           5,664              808
Income tax benefit......................................................              --              400
                                                                             -----------     ------------
Net income applicable to common and common equivalent shares............           5,664            1,208
Accretion of preferred stock............................................            (726)            (484)
                                                                             -----------     ------------
Net income..............................................................     $     4,938     $        724
                                                                             ===========     ============

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

CONTRACTUAL COMMITMENTS

      We have the following contractual obligations as of December 31, 2003:

                                                                                  PAYMENTS DUE BY PERIOD
                                                                  ----------------------------------------------------
                                                                                 LESS THAN         1-3         AFTER
                                                                      TOTAL       1 YEAR          YEARS       4 YEARS
                                                                  ------------  -----------   -------------  ---------
Long-term debt...............................................     $      7,823  $     1,338   $       5,014  $   1,471
Capital lease obligations....................................            3,852          713           1,781      1,358
                                                                  ------------  -----------   -------------  ---------
  Total Contractual Cash.....................................     $     11,675  $     2,051   $       6,795  $   2,829

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

                                                                 PRO FORMA
                                                                 UNAUDITED
                                                             DECEMBER 31, 2001
                                                             -----------------
Net income (loss), as reported.......................        $           4,938
Amortization of goodwill.............................                      103
                                                             -----------------
Net income (loss), as adjusted.......................        $           5,041
                                                             =================
Earnings (loss) per common share:
  Basic..............................................        $            0.56
  Diluted............................................        $            0.51
Number of weighted average shares
  Basic..............................................                    9,015
  Diluted............................................                    9,844

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

                                        2004       2005         2006       2007        2008+
                                      --------    ------      --------    ------     --------
                                                       (DOLLARS IN THOUSANDS)
Long-term debt
 Fixed Rate....................       $    512    $  555      $    603    $  351     $    224
   Average interest rate.......            8.2%      8.2%          8.2%      8.3%         8.2%
 Variable Rate.................       $    826    $  829      $  2,626    $   50     $  1,247
   Average interest rate.......            5.8%      5.8%          5.9%      5.5%         5.5%
Short-term debt

 Fixed Rate....................       $  2,314        --            --        --           --
   Average interest rate.......            4.1%       --            --        --           --
 Variable Rate.................             --        --            --        --           --
   Average interest rate.......             --        --            --        --           --

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Report of Independent Registered Public Accounting Firm.........................................................     27
Report of Independent Registered Public Accounting Firm.........................................................     28
Report of Independent Public Accountants........................................................................     29
Consolidated Balance Sheets as of December 31, 2002 and 2003....................................................     30
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003......................     31
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2001, 2002 and 2003...............     32
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003......................     34
Notes to Consolidated Financial Statements......................................................................     35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omni Energy Services Corp. Carencro, Louisiana

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 8 to the financial statements, the Company has restated its 2003 financial statements to include the effect of the potential conversion of its preferred stock on the computation of diluted earnings per share for the portion of 2003 for which a waiver prohibiting conversion was not in effect.

In our opinion, the 2003 consolidated financial statements referred to above, as restated, present fairly, in all material respects, the financial position of Omni Energy Services Corp. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.



/s/ Fitts, Roberts & Co., P.C.

Houston, Texas
March 12, 2004, except for Note 8
  as to which the date is September 13, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

    We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNI Energy Services Corp. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

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

    ARTHUR ANDERSEN LLP
New Orleans, Louisiana March 14, 2002

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2003

                                                                                                   2002            2003
                                                                                                -----------    -----------
                                                                                                      (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..................................................................    $       704    $       572
 Trade receivables, net.....................................................................          4,485          7,002
 Other receivables..........................................................................          1,440          2,272
 Parts and supplies inventory...............................................................          2,711          3,289
 Prepaid expenses...........................................................................          2,228          3,058
 Deferred tax asset.........................................................................            400          2,000
 Assets held for sale.......................................................................            413             --
                                                                                                -----------    -----------
  Total current assets......................................................................         12,381         18,193
                                                                                                -----------    -----------

PROPERTY AND EQUIPMENT:
 Land.......................................................................................            359            362
 Building and improvements..................................................................          4,530          4,636
 Drilling, field and support equipment......................................................         27,354         26,877
 Aviation equipment.........................................................................          4,189         10,224
 Shop equipment.............................................................................            425            425
 Office equipment...........................................................................          1,535          1,573
 Vehicles...................................................................................          2,590          2,476
                                                                                                -----------    -----------
                                                                                                     40,982         46,573
 Less: accumulated depreciation.............................................................         16,559         19,463
                                                                                                -----------    -----------
  Total property and equipment, net.........................................................         24,423         27,110
                                                                                                -----------    -----------

OTHER ASSETS:
 Goodwill, net..............................................................................          2,051          2,129
 Intangible asset, net......................................................................          1,820          1,720
 Other......................................................................................            650          1,137
                                                                                                -----------    -----------
                                                                                                      4,521          4,986
                                                                                                -----------    -----------
  Total assets..............................................................................    $    41,325    $    50,289
                                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current maturities of long-term debt.......................................................    $     2,235    $     2,051
 Insurance notes............................................................................          1,581          2,314
 Accounts payable...........................................................................          4,216          5,326
 Accrued expenses...........................................................................          1,335          1,627
                                                                                                -----------    -----------
  Total current liabilities.................................................................          9,367         11,318
                                                                                                -----------    -----------
LONG-TERM LIABILITIES:
 Line of credit.............................................................................          2,978          4,633
 Other long-term liabilities................................................................            638            328
 Long-term debt, less current maturities....................................................          8,340          9,624
                                                                                                -----------    -----------
  Total long-term liabilities...............................................................         11,956         14,585
                                                                                                -----------    -----------
MINORITY INTEREST...........................................................................            221             --
                                                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES...............................................................             --             --
                                                                                                -----------    -----------
      TOTAL LIABILITIES.....................................................................         21,544         25,903
                                                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000 shares authorized;
  12,100 shares issued and outstanding, liquidation preference of $1,000 per share..........         12,100         12,100
 Common stock, $.01 par value, 45,000,000 shares authorized; 9,101,778
  and 9,569,729 issued at December 31, 2002 and 2003, respectively..........................             91             96
 Treasury stock, 361,800 shares acquired at cost............................................           (706)          (706)
 Preferred stock dividends declared.........................................................             --            484
 Additional paid-in capital.................................................................         56,831         57,882
 Accumulated other comprehensive loss.......................................................            (78)           (12)
 Accumulated deficit........................................................................        (48,457)       (45,458)
                                                                                                -----------    -----------
  Total stockholders' equity................................................................         19,781         24,386
                                                                                                -----------    -----------
  Total liabilities and stockholders' equity................................................    $    41,325    $    50,289
                                                                                                ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                                                     2003
                                                                                                      AS            2003
                                                                                                  PREVIOUSLY         AS
                                                                        2001           2002        REPORTED       RESTATED
                                                                      ---------     ----------    ----------      ----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue................................................    $   23,686     $   27,796    $   37,055      $   37,055
Operating expense................................................        20,893         22,142        28,741          28,741
                                                                     ----------     ----------    ----------      ----------
Gross profit.....................................................         2,793          5,654         8,314           8,314
General and administrative expense...............................         3,126          3,771         4,820           4,820
Asset impairment and other charges...............................           632             --            --              --
                                                                     ----------     ----------    ----------      ----------
Operating income (loss)..........................................          (965)         1,883         3,494           3,494
Interest expense.................................................         1,300          1,079           999             999
Other (income) expense...........................................        (7,929)            (4)          245             245
                                                                     ----------     ----------    ----------      ----------
Income before taxes..............................................         5,664            808         2,250           2,250
Income tax benefit...............................................            --            400         1,600           1,600
                                                                     ----------     ----------    ----------      ----------
Income from continuing operations................................         5,664          1,208         3,850           3,850
Loss from discontinued operations................................            --             --          (367)           (367)
                                                                     ----------     ----------    ----------      ----------
Net income.......................................................         5,664          1,208         3,483           3,483
Accretion of preferred stock and preferred stock dividends.......          (726)          (484)         (484)           (484)
                                                                     ----------     ----------    ----------      ----------
Net income applicable to common and common equivalent shares.....    $    4,938     $      724    $    2,999      $    2,999
                                                                     ==========     ==========    ==========      ==========
Basic income (loss) per common share:
  Income from continuing operations..............................    $     0.55     $     0.08    $     0.44      $     0.38
   (Loss) from discontinued operations...........................            --             --    $    (0.04)     $    (0.04)
  Net Income applicable to common and common equivalent shares...    $     0.55     $     0.08    $     0.34      $     0.34
Diluted income (loss) per common share:
  Income from continuing operations..............................    $     0.50     $     0.08    $     0.44      $     0.34
   (Loss) from discontinued operations...........................            --             --    $    (0.04)     $    (0.03)
  Net Income applicable to common and common equivalent shares...    $     0.50     $     0.08    $     0.34      $     0.31
Number of shares used in calculating earnings (loss) per share:
  Basic..........................................................         9,015          8,739         8,772           8,772
  Diluted........................................................         9,844          8,745         8,828          11,362

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
       CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                               PREFERRED STOCK             COMMON STOCK          TREASURY
                                                           -----------------------   -----------------------      STOCK
                                                             SHARES       AMOUNT      SHARES        AMOUNT        AMOUNT
                                                           ---------   -----------   ---------    ----------   -----------
                                                                               (DOLLARS IN THOUSANDS)
BALANCE, January 1, 2001................................       7,500   $     7,500   8,970,529    $       89           ---
-- issuance of common shares............................                                 8,333           ---           ---
-- stock option exercise................................         ---           ---     119,583             1           ---
-- offering costs.......................................         ---           ---         ---           ---           ---
-- conversion of subordinated debt to preferred stock...         ---         3,390         ---           ---           ---
-- accretion of preferred stock.........................         ---           726         ---           ---           ---
-- treasury stock.......................................         ---           ---         ---           ---          (706)
Comprehensive income:
-- net income...........................................         ---           ---         ---           ---           ---
-- foreign currency translation adjustments.............         ---           ---         ---           ---           ---
                                                           ---------   -----------   ---------    ----------   -----------
Total comprehensive income..............................         ---           ---         ---           ---           ---
                                                           ---------   -----------   ---------    ----------   -----------
BALANCE, December 31, 2001..............................       7,500   $    11,616   9,098,445    $       90   $      (706)
                                                           ---------   -----------   ---------    ----------   -----------
-- issuance of common shares............................         ---           ---         ---           ---           ---
-- stock option exercise................................         ---           ---       3,333             1           ---
-- conversion of subordinated debt to preferred stock...       4,600           ---         ---           ---           ---
-- accretion of preferred stock.........................         ---           484         ---           ---           ---
Comprehensive income:
-- net income...........................................         ---           ---         ---           ---           ---
-- foreign currency translation adjustments.............         ---           ---         ---           ---           ---
                                                           ---------   -----------   ---------    ----------   -----------
Total comprehensive income..............................         ---           484         ---           ---           ---
                                                           ---------   -----------   ---------    ----------   -----------
BALANCE, December 31, 2002..............................      12,100   $    12,100   9,101,778    $       91   $      (706)
                                                           ---------   -----------   ---------    ----------   -----------
-- issuance of common shares............................         ---           ---         ---           ---           ---
-- stock option exercise................................         ---           ---     467,951             5           ---
-- preferred stock dividends............................         ---           ---         ---           ---           ---
Comprehensive income:
 -- net income..........................................         ---           ---         ---           ---           ---
 -- foreign currency translation adjustments............         ---           ---         ---           ---           ---
                                                           ---------   -----------   ---------    ----------   -----------
Total comprehensive income..............................         ---           ---         ---           ---           ---
                                                           ---------   -----------   ---------    ----------   -----------
BALANCE, December 31, 2003..............................      12,100   $    12,100   9,569,729    $       96   $      (706)
                                                           =========   ===========   =========    ==========   ===========

                                                               PREFERRED                  ACCUMULATIVE
                                                                 STOCK      ADDITIONAL        OTHER
                                                                DIVIDEND      PAID-IN     COMPREHENSIVE  ACCUMULATIVE
                                                                DECLARED      CAPITAL          LOSS         DEFICIT      TOTAL
                                                               ----------   -----------   -------------  ------------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
BALANCE, January 1, 2001..................................     $        0   $    54,586     $    (36)    $   (54,121)  $   8,018
-- issuance of common shares..............................             --            15           --              --          15
-- stock option exercise..................................             --           217           --              --         218
-- offering costs.........................................             --          (168)          --              --        (168)
-- conversion of subordinated debt to preferred stock.....             --         2,176           --              --       5,566
-- accretion of preferred stock...........................             --            --           --            (726)         --
-- treasury stock.........................................             --            --           --              --        (706)
Comprehensive income:
-- net income.............................................             --            --           --           5,664       5,664
-- foreign currency translation adjustments...............             --            --          (47)             --         (47)
                                                               ----------   -----------     --------     -----------   ---------
Total comprehensive income................................             --            --          (47)          5,664       5,617
                                                               ----------   -----------     --------     -----------   ---------
BALANCE, December 31, 2001................................     $        0   $    56,826     $    (83)    $   (49,183)  $  18,560
                                                               ----------   -----------     --------     -----------   ---------
-- issuance of common shares..............................             --            --           --              --          --
-- stock option exercise..................................             --             5           --              --           6
-- conversion of subordinated debt to preferred stock.....             --            --           --              --          --
-- accretion of preferred stock...........................             --            --           --            (484)         --
Comprehensive income:
-- net income.............................................             --            --           --           1,210       1,210
-- foreign currency translation adjustments...............             --            --            5              --           5
                                                               ----------   -----------     --------     -----------   ---------
Total comprehensive income................................             --            --            5           1,210       1,215
                                                               ----------   -----------     --------     -----------   ---------
BALANCE, December 31, 2002................................     $        0   $    56,831     $    (78)    $   (48,457)  $  19,781
                                                               ----------   -----------     --------     -----------   ---------
-- issuance of common shares..............................             --            --           --              --          --
-- stock option exercise..................................             --         1,051           --              --       1,056
-- preferred stock dividends..............................            484            --           --            (484)         --
Comprehensive income:
 -- net income............................................             --            --           --           3,483       3,483
 -- foreign currency translation adjustments..............             --            --           66              --          66
                                                               ----------   -----------     --------     -----------   ---------
Total comprehensive income................................             --            --           66           3,483       3,549
                                                               ----------   -----------     --------     -----------   ---------
BALANCE, December 31, 2003................................     $      484   $    57,882     $    (12)    $   (45,458)  $  24,386
                                                               ==========   ===========     ========     ===========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                                  2001        2002        2003
                                                                                  ----        ----        ----
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................    $ 5,664     $ 1,208     $ 3,483
Adjustments to reconcile net income to net cash provided by
 operating activities -- Depreciation ......................................      3,197       3,584       3,802
 Amortization ..............................................................        169         200         497
 Gain on fixed asset dispositions ..........................................        (71)        (13)       (108)
 Compensation expense ......................................................         --          --         124
 Loss from discontinued operations .........................................         --          --         367
 Foreign currency translation adjustment ...................................         --          --          66
 Provision for bad debts ...................................................        134        (134)         --
 Minority interest .........................................................         --          --        (221)
 Asset impairment and other charges ........................................        632          --          --
 Deferred taxes ............................................................         --        (400)      (1600)
Changes in operating assets and liabilities -- Decrease (increase) in
 assets -- Receivables -- Trade ............................................     (1,498)     (1,047)     (1,152)
  Receivables -- Other .....................................................       (606)        514        (832)
  Inventory ................................................................        (74)        166        (380)
  Prepaid expenses .........................................................       (152)      2,696       1,979
  Other ....................................................................        228      (1,933)       (855)
 Increase (decrease) in liabilities -- Accounts payable and accrued expenses     (1,443)         31         494
  Due to affiliates and stockholders/members ...............................        175         143          --
                                                                                -------     -------     -------
   Net cash provided by operating activities ...............................      6,355       5,015       5,664
                                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash received ........................................         --      (2,076)     (4,099)
 Proceeds from disposal of fixed assets ....................................        179       1,067         435
 Purchase of fixed assets ..................................................       (334)       (890)       (494)
                                                                                -------     -------     -------
   Net cash used in investing activities ...................................       (155)     (1,899)     (4,158)
                                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt ..................................      1,521       3,500         152
 Principal payments on long-term debt ......................................     (4,779)     (7,731)     (4,375)
 Loan closing costs ........................................................         --        (384)
 Net borrowings/(payments) on line of credit ...............................        324         966       1,654
 Purchase of treasury stock ................................................       (706)         --          --
 Proceeds from issuance of subordinated debt ...............................      1,500          --          --
 Repayment of subordinated debt ............................................     (3,209)         --          --
 Proceeds from issuance of common stock ....................................         65           6         931
                                                                                -------     -------     -------
   Net cash used in financing activities ...................................     (5,284)     (3,643)     (1,638)
                                                                                -------     -------     -------
NET INCREASE (DECREASE) IN CASH FROM OPERATIONS ............................        916        (527)       (132)
CASH, at beginning of period ...............................................        317       1,233         704
                                                                                -------     -------     -------
CASH, at end of period .....................................................    $ 1,233     $   704     $   572
                                                                                =======     =======     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST .....................................................    $ 1,300     $ 1,079     $   978
                                                                                =======     =======     =======
CASH PAID FOR TAXES ........................................................    $    50     $    --     $    --
                                                                                =======     =======     =======
AVIATION EQUIPMENT PURCHASE FINANCED BY NOTE PAYABLE .......................    $ 5,108     $    --     $    --
                                                                                =======     =======     =======
EQUIPMENT ACQUIRED UNDER CAPITAL LEASE .....................................    $    --     $   688     $ 3,689
                                                                                =======     =======     =======
PREMIUM FINANCED WITH INSURANCE CARRIER ....................................    $    --     $ 3,619     $ 2,908
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

     RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying Consolidated Financial Statements for the year ended December 31, 2003 have been restated to reflect corrections to the calculation of diluted earnings per share presented in the CONSOLIDATED STATEMENTS OF OPERATIONS and in related notes to the Consolidated Financial Statements. See
Note 8 for further description of the nature of the items comprising the restatement to the diluted earnings per share presentation.

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

                                                                       PRO FORMA
                                                                       UNAUDITED
                                                                   DECEMBER 31, 2001
                                                                   -----------------
Net income (loss), as reported...............................        $     4,938
Amortization of goodwill.....................................                103
                                                                     -----------
Net income (loss), as adjusted...............................        $     5,041
                                                                     ===========
Earnings (loss) per common share:
  Basic......................................................        $      0.56
  Diluted....................................................        $      0.51
Number of weighted average shares
  Basic......................................................              9,015
  Diluted....................................................              9,844

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

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. We provide for depreciation by charging operations in amounts estimated to allocate the cost of the assets over their estimated useful lives and salvage values as follows:

                   ASSET CLASSIFICATION                          USEFUL LIFE    SALVAGE VALUE
                   --------------------                          -----------    -------------
Buildings and improvements...................................      25 years            --
Drilling, field and support equipment........................     5-10 years           10%
Aviation equipment...........................................      10 years            10%
Shop equipment...............................................      10 years            --
Office equipment.............................................       5 years            --
Vehicles.....................................................      4-5 years           --

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

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                                            2003
                                                                                                             AS         2003
                                                                                                         PREVIOUSLY      AS
                                                                                     2001       2002      REPORTED    RESTATED
                                                                                  ----------   -------   ----------   --------
Net income available to common and common equivalent shares...................    $    4,938   $   724    $  2,999    $  2,999
Less: Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects....           365        67         416         416
                                                                                  ----------   -------    --------    --------
Pro forma net income..........................................................    $    4,569   $   657    $  2,583    $  2,583
                                                                                  ==========   =======    ========    ========
Basic income per common share:
  As reported.................................................................    $     0.55   $  0.08    $   0.34    $   0.34
                                                                                  ==========   =======    ========    ========
  Pro forma...................................................................    $     0.51   $  0.08    $   0.29    $   0.29
                                                                                  ==========   =======    ========    ========
Diluted income per common share:
  As reported.................................................................    $     0.50   $  0.08    $   0.34    $   0.31
                                                                                  ==========   =======    ========    ========
  Pro forma...................................................................    $     0.46   $  0.08    $   0.29    $   0.27
                                                                                  ==========   =======    ========    ========

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

2.    VALUATION ALLOWANCE ACCOUNTS

      The allowance for uncollectible accounts consists of the following (in thousands):

                                                   BALANCE AT       ADDITIONS   WRITE-OFF OF
                                                  BEGINNING OF     CHARGED TO   UNCOLLECTIBLE     BALANCE AT END
                DESCRIPTION                          PERIOD          EXPENSE       AMOUNTS           OF PERIOD
----------------------------------------------    ------------     ----------   -------------     --------------
December 31, 2003
 Allowance for uncollectible accounts.........     $       45      $       --    $        --       $        45
                                                   ==========      ==========    ===========       ===========
December 31, 2002
 Allowance for uncollectible accounts.........     $    1,174      $       27    $    (1,156)      $        45
                                                   ==========      ==========    ===========       ===========
December 31, 2001
 Allowance for uncollectible accounts.........     $    1,238      $      134    $      (198)      $     1,174
                                                   ==========      ==========    ===========       ===========

      The accrual to bring leased aircraft back to repair specifications at the termination of the operating lease is as follows (in thousands):

                                                   BALANCE AT                                       BALANCE
                                                  BEGINNING OF                     REPAIR            AT END
                   DESCRIPTION                       PERIOD        ADDITIONS       CHARGES         OF PERIOD
----------------------------------------------    ------------     ----------   ------------      -----------
December 31, 2003
 Operating lease repair accrual...............    $         --     $       --   $         --      $        --
                                                  ============     ==========   ============      ===========
December 31, 2002
 Operating lease repair accrual...............    $        117     $       --   $       (117)     $        --
                                                  ============     ==========   ============      ===========
December 31, 2001
 Operating lease repair accrual...............    $      1,633     $    1,247   $     (2,763)     $       117
                                                  ============     ==========   ============      ===========

3.    LONG-TERM DEBT AND LINE OF CREDIT

      Long-term debt consists of the following (dollars in thousands):

                                                                                        DECEMBER 31,
                                                                                     ----------------
                                                                                      2002       2003
                                                                                      ----       ----
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0%
  (6.12% at December 31, 2003) maturing July 31, 2006, secured by
  various property and equipment ................................................   $ 1,454    $1,145
Notes payable to a bank with interest payable at Prime plus 1.5% (5.5% at
  December 31, 2003) maturing July 31, 2023, secured by real estate .............     1,767     1,633
Notes payable to a bank with interest payable at Prime plus 1.75% (5.75% at
  December 31, 2003) maturing December 31, 2006, secured by various
  property and equipment ........................................................     3,312     3,000
Notes payable to a finance company with interest at 8% maturing January 1, 2007,
  secured by various aircraft ...................................................     3,345     1,838
Notes payable to a finance company with interest at 10.25% maturing May 15, 2008,
  secured by an aircraft ........................................................        --       207
Capital lease payable to a leasing company secured by vehicles ..................       596       491
Capital lease payable to a finance company secured by various aircraft ..........        --     3,361
Capital lease payable to a vendor secured by equipment ..........................       101        --
                                                                                    -------   -------
  Total .........................................................................    10,575    11,675
Less: Current maturities ........................................................     2,235     2,051
                                                                                    -------   -------
Long-term debt, less current maturities .........................................   $ 8,340   $ 9,624
                                                                                    =======   =======

Annual maturities of long-term debt during each of the following years ended December 31 are as follows (in thousands):

2004      $    2,051
2005           2,007
2006           3,812
2007             976
2008           2,829
          ----------
          $   11,675
          ==========

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

                                                                          2001       2002       2003
                                                                       ---------   --------   --------
Impairment of drilling, field equipment and inventory..............    $     632   $     --   $     --
Write-down of other assets.........................................           --         --         --
Write-down of goodwill (net).......................................           --         --         --
                                                                       ---------   --------   --------
                                                                       $     632   $     --   $     --
                                                                       =========   ========   ========

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

    Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net income and earnings per common share would have approximated the pro forma amounts below:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                                      2001                          2002             2003 AS PREVIOUSLY REPORTED
                                         -----------------------------  ---------------------------- -----------------------------
                                                                                                        AS
                                            AS       COMPEN-     PRO       AS      COMPEN-     PRO   PREVIOUSLY    COMPEN-     PRO
                                         REPORTED   SATION(1)   FORMA   REPORTED  SATION(1)   FORMA   REPORTED    SATION(1)   FORMA
                                         --------   ---------  -------  --------  ---------  -------  --------    ---------  -------
                                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common
 and common equivalent shares........    $  4,938   $    (369) $ 4,569  $    724  $     (67) $   657  $  2,999    $  (416)   $ 2,583
Basic income per share...............    $   0.55          --  $  0.51  $   0.08         --  $  0.08  $   0.34        --     $  0.29
Diluted income per share.............    $   0.50          --  $  0.46  $   0.08         --  $  0.08  $   0.34        --     $  0.29

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------
                                                         2003 AS RESTATED
                                          -----------------------------------------------
                                                AS             COMPEN-               PRO
                                             RESTATED         SATION(1)             FORMA
                                          -------------       ---------           ---------
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common
 and common equivalent shares........     $  2,999            $    (416)          $   2,583
Basic income per share...............     $   0.34            $     ---           $    0.29
Diluted income per share.............     $   0.31            $     ---           $    0.27

-----------
      (1) Represents stock based employee compensation expense determined under fair value based method for all awards, net of tax.

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

      A summary of our employee stock options as of December 31, 2001, 2002 and 2003, and changes during the years then ended, which give retroactive effect to the one for three reverse stock split effective July 3, 2002, are presented below:

                                                         WEIGHTED AVERAGE       INCENTIVE        OTHER
                                                          EXERCISE PRICE       PLAN OPTIONS     OPTIONS
                                                         ----------------      ------------     -------
Balance at December 31, 2000.......................      $          10.38           535,650       3,333
                                                         ----------------      ------------     -------
  Granted..........................................                  2.67           723,000          --
  Exercised........................................                  1.89           122,901          --
  Forfeited........................................                  3.75          (473,216)         --
                                                         ----------------      ------------     -------
Balance at December 31, 2001.......................      $           3.40           908,335       3,333
                                                         ----------------      ------------     -------
  Granted..........................................                  1.94            75,000          --
  Exercised........................................                  1.87            (3,333)         --
  Forfeited........................................                  5.05          (125,510)     (3,333)
                                                         ----------------      ------------     -------
Balance at December 31, 2002.......................      $           3.03           854,492          --
                                                         ----------------      ------------     -------
  Granted..........................................                  2.31           489,500          --
  Exercised........................................                  1.88          (119,998)         --
  Forfeited........................................                  5.80           (54,854)         --
                                                         ----------------      ------------     -------
Balance at December 31, 2003.......................      $           2.74         1,169,140          --
                                                         ================      ============     =======

      The following table summarizes information about employee stock options outstanding as of December 31, 2003:

                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             --------------------------------------------      ----------------------------
                                            WGTD. AVG.
                                NUMBER       REMAINING       WGTD. AVG.          NUMBER        WGTD. AVG.
     EXERCISE PRICES         OUTSTANDING    CONTR. LIFE    EXERCISE PRICE      EXERCISABLE   EXERCISE PRICE
-----------------------      -----------    -----------    --------------      -----------   --------------
$1.30 - $5.21..........        1,155,516            7.6    $         2.38          585,105   $         2.39
$5.22 - $10.42.........            1,332            5.7    $         9.00            1,332   $         9.00
$10.43 - $15.64........            1,461            0.1    $        15.00            1,461   $        15.00
$15.65 - $36.48........            7,499            0.7    $        33.00            7,499   $        33.00
$36.49 - $52.12........            3,332            0.3    $        52.12            3,332   $        52.12
                             -----------    -----------    --------------      -----------   --------------
                               1,169,140            7.5    $         2.74          598,729   $         3.10
                             ===========    ===========    ==============      ===========   ==============

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

      EARNINGS PER SHARE, RESTATED

      Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. Giving retroactive effect the one for three reverse stock split effective July 3, 2002, we had 371,698, 985,615 and 193,146 options outstanding in the years ended December 31, 2001, 2002 and 2003, respectively, that were excluded from the calculation of diluted EPS as antidilutive. In addition, warrants to purchase up to 184,722, 2,121,662 shares of common stock were also excluded for the years ended December 31, 2001 and 2002, respectively. There were no warrants excluded in the calculation of diluted EPS for the year ended December 31, 2003.

      There were 12,100 shares of preferred stock outstanding during the entire twelve months ended December 31, 2003. The affiliate agreed to waive its conversion rights until a certain earnings bench mark had reached a mutually agreeable level. This was achieved on July 1, 2003 and accordingly the shares became convertible on that date. The earnings per share calculation was previously reported (1) excluding the preferred stock along with the related preferred stock dividends under the "if converted" method under Financial Accounting Standards Board (FASB) No. 128, Earnings Per Share, in calculating net income (loss) applicable to common and common stock equivalents in the calculation of diluted earnings per share for the quarters ended September 30, 2003 and December 31, 2003; and (2) using weighted average price to calculate shares for options and warrants in each quarter and for the full year verses averaging the number of shares in the four quarters of 2003. The effect of this restatement and modified presentation is shown below.

      The following table sets forth the computation of basic and diluted weighted average shares for the years ended December 31, 2001, 2002 and 2003, as reported and as restated (in thousands):

                                                                                             2003
                                                                                        AS PREVIOUSLY       2003
                                                           2001            2002            REPORTED     AS RESTATED
                                                      --------------  --------------   --------------  --------------
Shares:
  Basic shares outstanding........................             9,015           8,739            8,772           8,772
                                                      --------------  --------------   --------------  --------------
  Effect of dilutive securities:
    Stock options.................................               225               6               11             111
    Warrants......................................               604             ---               45             199
    Preferred Stock...............................               ---             ---              ---           2,280
                                                      --------------  --------------   --------------  --------------
  Dilutive shares outstanding.....................             9,844           8,745            8,828          11,362
                                                      ==============  ==============   ==============  ==============

                                                    TWELVE MONTHS ENDED DECEMBER 31, 2003
                                                    -------------------------------------
                                                    AS PREVIOUSLY
                                                       REPORTED                RESTATED
                                                    -------------             -----------
INCOME STATEMENT DATA
Net income...................................       $       3,483             $     3,483
Net income applicable to common and common
  stock equivalents..........................       $       2,999             $     2,999
Basic income (loss) per common share:
  Income from continuing operations..........       $        0.44             $      0.38
   (Loss) from discontinued operations.......       $       (0.04)            $     (0.04)
  Net Income applicable to common and
   common equivalent shares..................       $        0.34             $      0.34
Diluted income (loss) per common share:
  Income from continuing operations..........       $        0.44             $      0.34
   (Loss) from discontinued operations.......       $       (0.04)            $     (0.03)
  Net Income applicable to common and
   common equivalent shares..................       $        0.34             $      0.31
Number of shares used in calculating EPS
   Basic.....................................               8,772                   8,772
   Diluted...................................               8,828                  11,362

      The net income applicable to common and common equivalent shares for the basic EPS calculation is $2,999. After adding back the preferred stock dividends of $484, the net income applicable to common and common equivalent shares for the diluted EPS calculation is $3,483.



9.    INCOME TAXES

      The components of deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows (in thousands):

                                                    2002        2003
                                                 ----------  ----------
Deferred Tax Assets:
  Allowance for doubtful accounts..............  $       17  $       17
  Foreign taxes................................         147          --

  Goodwill.....................................       1,812           0
  Net operating loss carryforward..............      13,799      12,453
                                                 ----------  ----------
    Total deferred tax assets..................      15,775      12,470
Deferred Tax Liabilities:
  Property and equipment.......................      (5,337)     (4,887)
Customer intangible............................        (674)       (337)
Less: Valuation Allowance......................      (9,364)     (5,246)
                                                 ----------  ----------
Net Deferred Tax Asset.........................  $      400  $    2,000
                                                 ==========  ==========

      The income tax expense (benefit) for the years ended December 31, 2001, 2002 and 2003 consisted of the following (in thousands):

                                           2001        2002          2003
                                         --------   ----------    ----------
Current benefit........................  $   (928)  $     (884)           --
Deferred (benefit) expense.............       285        1,713    $    2,518
Less: change in valuation allowance....       643       (1,229)       (4,118)
                                         --------   ----------    ----------
  Total tax benefit....................  $     --   $     (400)   $   (1,600)
                                         ========   ==========    ==========

      The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, 2001, 2002 and 2003 is shown below:

                                                       2001  2002    2003
                                                       ----  ----    ----
Statutory federal rate..............................     34%   34%     34%
State taxes.........................................      3     3       3
Goodwill............................................     --    --      --
Life insurance proceeds.............................    (49)   --      --
Valuation allowance.................................     16   (87)    (83)
Other...............................................     (4)   --      --
                                                       ----  ----    ----
  Total.............................................      0%  (50)%   (46)%
                                                       ====  ====    ====

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

                                                               2001          2002           2003
                                                            ----------    ----------     ----------
                                                                    (THOUSANDS OF DOLLARS)
OPERATING REVENUES:
  Drilling..............................................    $   17,971    $   24,477     $   30,117
  Aviation..............................................         3,644         3,066          5,117
  Survey................................................           611            --             --
  Permitting............................................         1,460           253          1,821
                                                            ----------    ----------     ----------
    Total...............................................    $   23,686    $   27,796     $   37,055
                                                            ==========    ==========     ==========
GROSS PROFIT (LOSS):
  Drilling..............................................    $    2,121    $    4,990     $    7,227
  Aviation..............................................         1,084         1,273          1,217
  Survey................................................          (177)         (111)           (62)
  Permitting............................................           177            30            352
  Other.................................................          (412)         (528)          (420)
                                                            ----------    ----------     ----------
    Total...............................................         2,793         5,654          8,314
General and administrative expenses.....................         3,126         3,771          4,820
Asset impairment and other charges......................           632            --             --
Other (income) expense, net.............................        (6,629)        1,075          1,244
                                                            ----------    ----------     ----------
Income before taxes.....................................    $    5,664    $      808     $    2,250
                                                            ==========    ==========     ==========
IDENTIFIABLE ASSETS:
  Drilling(1)...........................................    $   21,045    $   24,309     $   21,428
  Aviation(2)...........................................         6,993         6,096         15,795
  Survey................................................         1,516         1,050          1,129
  Other.................................................         8,894         9,870         11,937
                                                            ----------    ----------     ----------
    Total...............................................    $   38,448    $   41,325     $   50,289
                                                            ==========    ==========     ==========
CAPITAL EXPENDITURES:
  Drilling (1)(3).......................................    $      271    $      625     $       99
  Aviation(2)(3)........................................            --            25            358
  Survey................................................            --            --             --
  Other.................................................            63            35             38
                                                            ----------    ----------     ----------
    Total...............................................    $      334    $      685     $      495
                                                            ==========    ==========     ==========

------------
      (1) In September 2002, we acquired certain drilling equipment previously under lease obligation.

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

                           PRO FORMA UNAUDITED RESULTS

                                                            TWELVE MONTHS ENDED
                                                             DECEMBER 31, 2001
                                                            -------------------
INCOME STATEMENT DATA
Revenue.............................................            $   35,712
Gross Profit........................................            $    3,498
Net income..........................................            $    5,475
Basic earnings per share............................            $     0.61
Diluted earnings per share..........................            $     0.56

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

                            UNAUDITED FINANCIAL DATA:

BALANCE SHEET DATA
Current assets.......................................   $      154
Property, plant, and equipment.......................        2,101
Customer relationship................................        1,920
Capital lease obligation assumed.....................         (179)
  Obligation for future discounts....................       (1,920)
                                                        ----------
    Cash purchase price..............................   $    2,076
                                                        ==========

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

                                                                        PRO FORMA
                                                                    UNAUDITED RESULTS
                                                     ----------------------------------------------
                                                                                   TWELVE MONTHS ENDED          TWELVE MONTHS ENDED
                                                     TWELVE MONTHS ENDED            DECEMBER 31, 2003            DECEMBER 31, 2003
                                                      DECEMBER 31, 2002          AS PREVIOUSLY REPORTED            AS RESTATED
                                                     -------------------        -----------------------         -------------------
INCOME STATEMENT DATA
Revenue......................................            $   36,611                 $   46,654                      $   46,654
Gross Profit.................................            $    7,948                 $   11,496                      $   11,496
Net income applicable to common and common
  stock equivalents..........................            $    1,299                 $    4,744                      $    4,744
Basic income (loss) per common share:
  Income from continuing operations..........            $     0.15                 $     0.58                      $     0.58
   (Loss) from discontinued operations.......                    --                 $    (0.04)                     $    (0.04)
  Net Income applicable to common and common
   equivalent shares.........................            $     0.15                 $     0.54                      $     0.54
Diluted income (loss) per common share:
  Income from continuing operations..........            $     0.15                 $     0.58                      $     0.49
   (Loss) from discontinued operations.......                    --                 $    (0.04)                     $    (0.03)
  Net Income applicable to common and common
   equivalent shares.........................            $     0.15                 $     0.48                      $     0.46

                            UNAUDITED FINANCIAL DATA:

BALANCE SHEET DATA
Current assets...........................................................................   $   2,129
  Property, plant, and equipment.........................................................       3,322
  Current Liabilities....................................................................        (598)
  Long-term liabilities..................................................................        (213)
                                                                                            ---------
    Cash purchase price..................................................................   $   4,640
                                                                                            =========

12.   SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                             QUARTER ENDED (AS PREVIOUSLY REPORTED)
                                                                             --------------------------------------
                           2003                                   MARCH 31           JUNE 30       SEPTEMBER 30      DECEMBER 31
                           ----                                   --------           -------       ------------      -----------
Operating revenues.........................................   $         6,207    $       10,409   $       10,218    $     10,221
Gross profit (loss)........................................             1,049             2,872            2,601           1,792
Net operating income (loss)................................               (11)            1,640            1,511             354
Net income (loss) from continuing Operations...............              (115)            1,542            1,439             984
Loss from discontinued operations..........................               ---               ---              ---            (367)
Net Income (loss)..........................................              (115)            1,542            1,439             617
Accretion of preferred stock...............................               ---               ---             (242)           (242)
                                                              ---------------    --------------   --------------    ------------
Net earnings (loss) applicable to common and common
  equivalent shares........................................   $          (115)   $        1,542   $        1,197    $        375
                                                              ===============    ==============   ==============    ============
Basic income (loss) per common share:
    Income(loss) from continuing operations................   $         (0.01)   $         0.18   $         0.16    $       0.11
                                                              ===============    ==============   ==============    ============
     (Loss) from discontinued operations...................   $           ---    $          ---   $          ---    $      (0.04)
                                                              ===============    ==============   ==============    ============
    Net Income (loss)......................................   $         (0.01)   $         0.18   $         0.16    $       0.07
                                                              ===============    ==============   ==============    ============
    Net Income(loss) applicable to common and common equivalent
     shares................................................   $         (0.01)   $         0.18   $         0.14    $       0.04
                                                              ===============    ==============   ==============    ============
Diluted income (loss) per common share:
    Income(loss) from continuing operations................   $         (0.01)   $         0.18   $         0.16    $       0.08
                                                              ===============    ==============   ==============    ============
     (Loss) from discontinued operations...................   $           ---    $          ---   $          ---    $      (0.03)
                                                              ===============    ==============   ==============    ============
    Net Income (loss)......................................   $         (0.01)   $         0.18   $         0.16    $       0.05
                                                              ===============    ==============   ==============    ============
    Net Income(loss) applicable to common and common equivalent
     shares................................................   $         (0.01)   $         0.18   $         0.14    $       0.03
                                                              ===============    ==============   ==============    ============


                                                                                   QUARTER ENDED (AS RESTATED(1))
                                                                                   ------------------------------
                           2003                                   MARCH 31           JUNE 30       SEPTEMBER 30      DECEMBER 31
                           ----                                   --------           -------       ------------      -----------
Operating revenues.........................................   $         6,207    $       10,409   $       10,218    $     10,221
Gross profit (loss)........................................             1,049             2,872            2,601           1,792
Net operating income (loss)................................               (11)            1,640            1,511             354
Net income (loss) from continuing operations...............              (115)            1,542            1,439             984
Loss from discontinued operations..........................               ---               ---              ---            (367)
Net Income (loss) .........................................              (115)            1,542            1,439             617
Accretion of preferred stock...............................               ---               ---             (242)           (242)
                                                              ---------------    --------------   --------------    ------------
Net income (loss) applicable to common and common
    stock equivalent shares................................   $          (115)   $        1,542   $        1,197            $375
                                                              ===============    ==============   ==============    ============
Basic income (loss) per common share:
    Income(loss)from continuing operations.................   $         (0.01)   $         0.18   $         0.14    $       0.08
                                                              ===============    ==============   ==============    ============
     (Loss) from discontinued operations...................   $           ---    $          ---   $          ---    $      (0.04)
                                                              ===============    ==============   ==============    ============
    Net Income(loss) applicable to common and common equivalent
     shares................................................   $         (0.01)   $         0.18   $         0.14    $       0.04
                                                              ===============    ==============   ==============    ============
Diluted income (loss) per common share:
    Income (loss) from continuing operations...............   $         (0.01)   $         0.18   $         0.11    $       0.07
                                                              ===============    ==============   ==============    ============
     (Loss) from discontinued operations...................   $           ---    $          ---   $          ---    $      (0.03)
                                                              ===============    ==============   ==============    ============
    Net Income(loss)applicable to common and common equivalent
     shares................................................   $         (0.01)   $         0.18   $         0.11    $       0.04
                                                              ===============    ==============   ==============    ============

(1) The earnings per share calculation was previously reported (1) excluding the preferred stock along with the related preferred stock dividends under the "if converted" method under Financial Accounting Standards Board (FASB)
    No. 128, Earnings Per Share, in calculating net income (loss) applicable to common and common stock equivalents, in the calculation of diluted earnings per share for the quarters ended September 30, 2003 and December 31, 2003; and (2) using weighted average price to calculate shares for options and warrants in each quarter and for the full year verses averaging the number of shares in the four quarters of 2003.

                                                                                       QUARTER ENDED
                                                                                       -------------
                           2002                               MARCH 31           JUNE 30       SEPTEMBER 30    DECEMBER 31
                           ----                               --------           -------       ------------    -----------
Operating revenues.....................................    $        4,614    $        9,059    $      7,732   $       6,391
Gross profit (loss)....................................               809             2,214           1,952             678
Net operating income (loss)............................               301             1,416             948            (782)
Net income (loss)......................................                65             1,142             630            (629)
Accretion of preferred stock...........................              (242)             (242)            ---             ---
                                                           --------------    --------------    ------------   -------------
Net earnings (loss) applicable to common and common
  equivalent shares....................................    $         (177)   $          900    $        630   $        (629)
                                                           ==============    ==============    ============   =============
Net income (loss) per common share:
Basic income (loss) per common share...................    $        (0.02)   $         0.10    $       0.07   $       (0.07)
                                                           ==============    ==============    ============   =============
Diluted income (loss) per common share.................    $        (0.02)   $         0.10    $       0.07   $       (0.07)
                                                           ==============    ==============    ============   =============

                                                                                       QUARTER ENDED
                                                                                       -------------
                           2001                               MARCH 31           JUNE 30       SEPTEMBER 30    DECEMBER 31
                           ----                               --------           -------       ------------    -----------
Operating revenues.....................................    $        4,212    $        5,985    $      9,180   $       4,309
Gross profit (loss)(2).................................              (585)              760           1,568           1,050
Net operating income (loss)............................            (1,620)              302           1,003            (650)
Net income (loss)......................................             5,254               196             994            (780)
Accretion of preferred stock(3)........................               ---              (242)           (242)           (242)
                                                           --------------    --------------    ------------   -------------
Net earnings (loss) applicable to common and common
  equivalent shares(3).................................    $        5,254    $          (46)   $        752   $      (1,022)
                                                           ==============    ==============    ============   =============
Net income (loss) per common share:
Basic income (loss) per common share(3)................    $         0.59    $        (0.01)   $       0.08   $       (0.11)
                                                           ==============    ==============    ============   =============
Diluted income (loss) per common share(3)..............    $         0.43    $        (0.00)   $       0.08   $       (0.11)
                                                           ==============    ==============    ============   =============

------------

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

          (1)  Financial Statements. Reference is made to Item B hereof.

          (2)  Financial Statement Schedules: None.

          (3) Exhibits. See Index to Exhibits on page E-1. We will furnish to any eligible shareholder, upon written request of such shareholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

      (b) Reports on Form 8-K.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                  OMNI ENERGY SERVICES CORP. (REGISTRANT)

                  By: /s/ JAMES C. ECKERT
                      ----------------------------------------------------------
                  James C. Eckert
                  President and Chief Executive Officer (Principal Executive Officer)
                  Date: September 14, 2004

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

                    SIGNATURE                                              TITLE                                     DATE
                    ---------                                              -----                                     ----
               /s/ JAMES C. ECKERT                              President, Chief Executive                      September 14, 2004
-------------------------------------------------             Officer, Chairman of the Board
                 James C. Eckert

              /s/ DEBORAH C. DEROUEN                              Chief Accounting Officer                      September 14, 2004
-------------------------------------------------             (Principal Financial Officer)
                Deborah C. DeRouen

              /s/ MICHAEL G. DEHART                                      Director                               September 14, 2004
-------------------------------------------------
                Michael G. DeHart

               /s/ DAVID A. MELMAN                                       Director                               September 14, 2004
-------------------------------------------------
                 David A. Melman

              /s/ MARSHALL G. WEBB                                       Director                               September 14, 2004
-------------------------------------------------
                Marshall G. Webb

              /s/ RICHARD C. WHITE                                       Director                               September 14, 2004
-------------------------------------------------
                Richard C. White

                           OMNI ENERGY SERVICES CORP.
                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
   3.1 (9)         Composite Articles of Incorporation of OMNI Energy Services Corp.(as of November 7, 2000).(7)

   3.2 (9)         Form of Articles of Amendment -- Articles of Incorporation(8)

   3.3 (9)         Bylaws of OMNI, as amended.(5)

   4.1 (9)         See Exhibit 3.1 and 3.2 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

   4.2 (9)         Specimen Common Stock Certificate.(2)

 *10.1 (9)         Form of Indemnity Agreement by and between us and each of our directors and executive officers.(2)

 *10.2 (9)         Stock Incentive Plan.(2)

 *10.3 (9)         Form of Stock Option Agreements under our Stock Incentive Plan.(2)

  10.6 (9)         Third Amended and Restated Loan Agreement by and among us, certain of our subsidiaries and Hibernia National
                   Bank, dated October 30, 2001.(6)

  21.1 (9)         Subsidiaries of OMNI Energy Services Corp.(9)

  23.1             Consent of Fitts Roberts & Co., P.C.

  23.2             Consent of Ernst & Young

  23.3             Notification regarding consent of Arthur Andersen LLP.

  31.1             Section 302 Certification of Chief Executive Officer

  31.2             Section 302 Certification of Chief Accounting Officer

  32.1             Section 906 Certification of Chief Executive Officer

  32.2             Section 906 Certification of Chief Accounting Officer

------------

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

      (9)   Previously filed.