Form 10-Q
period 2004-09-30
OMNI ENERGY SERVICES CORP
filed 2004-11-22
CIK 1046212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly period ended September 30, 2004

                                       or

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

      As of November 11, 2004 there were 11,676,233 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           September 30,     December 31,
                                                                               2004              2003
                                                                          ---------------    ------------
                                                                            (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................    $           689    $        572
   Trade receivable, net..............................................             12,355           9,196
   Other receivables..................................................                103              78
   Parts and supplies inventory.......................................              3,493           3,289
   Prepaid expenses...................................................              6,420           3,058
   Deferred income taxes..............................................              2,000           2,000
                                                                          ---------------    ------------
      Total current assets............................................             25,060          18,193
                                                                          ---------------    ------------
PROPERTY AND EQUIPMENT:
   Land...............................................................                648             362
   Buildings and improvements.........................................              5,938           4,636
   Drilling, field and support equipment..............................             30,478          26,877
   Aviation equipment.................................................             15,207          10,224
   Shop equipment.....................................................                425             425
   Office equipment...................................................              2,089           1,573
   Vehicles...........................................................              4,175           2,476
                                                                          ---------------    ------------
                                                                                   58,960          46,573
    Less: accumulated depreciation....................................            (22,378)        (19,463)
                                                                          ---------------    ------------
      Total property and equipment....................................             36,582          27,110
                                                                          ---------------    ------------
OTHER ASSETS:
   Goodwill...........................................................              3,366           2,129
   Intangible assets, net.............................................              4,020           1,720
   Other..............................................................              2,807           1,137
                                                                          ---------------    ------------
      Total other assets..............................................             10,193           4,986
                                                                          ---------------    ------------
      Total assets....................................................    $        71,835    $     50,289
                                                                          ===============    ============

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          September 30,     December 31,
                                                                                              2004              2003
                                                                                         ---------------    -------------
                                                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt...............................................   $         3,539    $       2,051
   Accounts payable...................................................................            10,626            5,326
   Accrued expenses...................................................................             2,333            1,627
   Notes payable, insurance...........................................................             3,195            2,314
   Line of credit.....................................................................             9,920              ---
   Convertible debentures, net of discount of $1,017..................................            11,399              ---
                                                                                         ---------------    -------------
      Total current liabilities.......................................................            41,012           11,318
                                                                                         ---------------    -------------
LONG-TERM LIABILITIES:
   Line of credit.....................................................................               ---            4,633
   Other long-term liabilities........................................................               182              328
   Long-term debt, less current maturities............................................            17,059            9,624
                                                                                         ---------------    -------------
      Total long-term liabilities.....................................................            17,241           14,585
                                                                                         ---------------    -------------
      Total liabilities...............................................................            58,253           25,903
                                                                                         ---------------    -------------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized; 29 and 12,100 shares issued and outstanding, respectively, liquidation
    preference of $1,000 per share....................................................                29           12,100
   Common stock, $.01 par value, 45,000,000 shares authorized; 11,468,736
    and 9,569,729 issued and 11,197,390 and 9,207,929 outstanding, respectively.......               115               96
   Treasury stock, 271,346 and 361,800 shares acquired at cost........................              (529)            (706)
   Preferred stock dividends declared.................................................                 2              484
   Additional paid-in capital.........................................................            65,092           57,882
   Accumulated deficit................................................................           (51,127)         (45,470)
                                                                                         ---------------    -------------
      Total stockholders' equity......................................................            13,582           24,386
                                                                                         ---------------    -------------
      Total liabilities and stockholders' equity......................................   $        71,835    $      50,289
                                                                                         ===============    =============

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                      (In thousands, except per share data)

                                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                             ----------------------------------    -------------------------------
                                                                   2004                2003             2004              2003
                                                             ----------------     -------------    -------------      ------------
                                                                          (Unaudited)                        (Unaudited)
Operating revenue......................................      $         14,367     $      10,218    $      37,863      $     26,834
Operating expenses.....................................                11,697             7,617           30,080            20,312
                                                             ----------------     -------------    -------------      ------------
Gross profit...........................................                 2,670             2,601            7,783             6,522
General and administrative expenses....................                 3,416             1,090            7,853             3,381
                                                             ----------------     -------------    -------------      ------------
Operating income (loss)................................                  (746)            1,511              (70)            3,141
Interest expense.......................................                (1,613)             (202)          (3,222)             (650)
Other expense, net.....................................                  (192)             (170)            (339)             (250)
                                                             ----------------     -------------    -------------      ------------
Income (loss) from continuing operations before
  income taxes.........................................                (2,551)            1,139           (3,631)            2,241
Income tax benefit.....................................                   ---              (300)             ---              (625)
                                                             ----------------     -------------    -------------      ------------
Net income (loss) from continuing operations...........                (2,551)            1,439           (3,631)            2,866
Loss from discontinued operations, net of $0 taxes.....                (1,465)              ---           (1,538)              ---
                                                             ----------------     -------------    -------------      ------------
Net income (loss)......................................                (4,016)            1,439           (5,169)            2,866
Preferred stock dividends..............................                   ---              (242)            (490)             (242)
                                                             ----------------     -------------    -------------      ------------
Net income (loss) applicable to common and common
  equivalent shares....................................      $         (4,016)    $       1,197    $      (5,659)     $      2,624
                                                             ================     =============    =============      ============
Basic income (loss) per share:
    Income (loss) from continuing operations...........      $          (0.23)    $        0.14    $       (0.40)     $       0.30
    Loss from discontinued operations..................      $          (0.13)    $         ---    $       (0.13)     $        ---
    Net income (loss) applicable to common and common
     equivalent shares.................................      $          (0.36)    $        0.14    $       (0.53)     $       0.30
Diluted income (loss) per share:
    Income (loss) from continuing operations...........      $          (0.23)    $        0.11    $       (0.40)     $       0.28
    Loss from discontinued operations..................      $          (0.13)    $         ---    $       (0.13)     $        ---
    Net income (loss) applicable to common and common
     equivalent shares.................................      $          (0.36)    $        0.11    $       (0.53)     $       0.28
Weighted average common shares outstanding:
    Basic..............................................                11,160             8,742           10,723             8,741
    Diluted............................................                11,160            13,388           10,723            10,290

   The accompanying notes are an integral part of these financial statements.

                          OMNI ENERGY SERVICES CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2004, JUNE 30, 2004, AND SEPTEMBER 30, 2004
                     (In thousands, except per share data)

                                                                  Preferred Stock             Common Stock         Treasury  Stock
                                                              ----------------------      --------------------     ---------------
                                                              Shares       Amount         Shares      Amount            Amount
                                                              ------    ------------      ------    ----------     ---------------
BALANCE, December 31, 2003................................    12,100    $     12,100       9,570    $       96     $          (706)
-- stock option and warrant exercises.....................       ---             ---       1,340            13                 ---
-- redemption of preferred stock..........................    (9,761)         (9,761)        ---           ---                 ---
-- preferred stock dividends paid.........................       ---             ---         ---           ---                 ---
-- preferred stock dividends declared.....................       ---             ---         ---           ---                 ---
-- warrant discount.......................................       ---             ---         ---           ---                 ---
Comprehensive income:
-- net income.............................................       ---             ---         ---           ---                 ---
-- foreign currency translation adjustments...............       ---             ---         ---           ---                 ---
                                                              ------    ------------      ------    ----------     ---------------
Total comprehensive income................................       ---             ---         ---           ---                 ---
                                                              ------    ------------      ------    ----------     ---------------
BALANCE, March 31, 2004 (unaudited).......................     2,339    $      2,339      10,910    $      109     $          (706)
                                                              ------    ------------      ------    ----------     ---------------
-- issuance treasury shares...............................       ---             ---         ---           ---                 177
-- stock option and warrant exercises.....................       ---             ---         484             5                 ---
-- redemption of preferred stock..........................    (2,310)         (2,310)        ---           ---                 ---
-- preferred stock dividends paid.........................       ---             ---         ---           ---                 ---
-- preferred stock dividends declared.....................       ---             ---         ---           ---                 ---
-- warrant discount & beneficial conversion feature.......       ---             ---         ---           ---                 ---
Comprehensive loss:
 -- net loss..............................................       ---             ---         ---           ---                 ---
 -- foreign currency translation adjustments                     ---             ---         ---           ---                 ---
                                                              ------    ------------      ------    ----------     ---------------
Total comprehensive loss..................................       ---             ---         ---           ---                 ---
                                                              ------    ------------      ------    ----------     ---------------
BALANCE, June 30, 2004 (unaudited)........................        29    $         29      11,394    $      114     $          (529)
                                                              ======    ============      ======    ==========     ===============
  --stock option and warrant exercises....................       ---             ---           4           ---                 ---
  --issuance of common stock for services.................       ---             ---          70             1                 ---
  --issuance of common stock warrants for services........       ---             ---         ---           ---                 ---
Comprehensive loss:
  --net loss..............................................       ---             ---         ---           ---                 ---
  --foreign currency translation adjustments..............       ---             ---         ---           ---                 ---
                                                              ------    ------------      ------    ----------     ---------------
Total comprehensive loss..................................       ---             ---         ---           ---                 ---
                                                              ------    ------------      ------    ----------     ---------------
BALANCE, September 30, 2004 (unaudited)...................        29    $         29      11,468    $      115     $          (529)
                                                              ======    ============      ======    ==========     ===============

                                                                                         Accumulated
                                                       Preferred Stock     Additional       Other
                                                           Dividend          Paid-In    Comprehensive     Accumulated
                                                           Declared          Capital        Loss            Deficit       Total
                                                       ---------------     ----------   -------------     -----------   ---------
BALANCE, December 31, 2003.........................    $           484     $   57,882   $         (12)    $   (45,458)  $  24,386
-- stock option and warrant exercises..............                ---          3,885             ---             ---       3,898
-- redemption of preferred stock...................                ---            ---             ---             ---      (9,761)
-- preferred stock dividends paid..................               (830)           ---             ---             ---        (830)
-- preferred stock dividends declared..............                485            ---             ---            (485)        ---
-- warrant discount................................                ---          1,000             ---             ---       1,000
Comprehensive income:
-- net income......................................                ---            ---             ---              85          85
-- foreign currency translation adjustments........                ---            ---              10             (10)        ---
                                                       ---------------     ----------   -------------     -----------   ---------
Total comprehensive income.........................                ---            ---              10              75          85
                                                       ---------------     ----------   -------------     -----------   ---------
BALANCE, March 31, 2004 (unaudited)................    $           139     $   62,767   $          (2)    $   (45,868)  $  18,778
                                                       ---------------     ----------   -------------     -----------   ---------
-- issuance of treasury shares.....................                ---            297             ---             ---         474
-- stock option and warrant exercises..............                ---             13             ---             ---          18
-- redemption of preferred stock...................                ---            ---             ---             ---      (2,310)
-- preferred stock dividends paid..................               (142)           ---             ---             ---        (142)
-- preferred stock dividends declared..............                  5            ---             ---              (5)        ---
-- warrant discount and beneficial conversion
    feature                                                        ---          1,509             ---             ---       1,509
Comprehensive loss:
 -- net loss.......................................                ---            ---             ---          (1,238)     (1,238)
 -- foreign currency translation adjustments.......                ---             (2)              2             ---         ---
                                                       ---------------     ----------   -------------     -----------   ---------
Total comprehensive loss...........................                ---            ---               2          (1,238)     (1,238)
                                                       ---------------     ----------   -------------     -----------   ---------
BALANCE, June 30, 2004 (unaudited).................    $             2     $   64,584   $         ---     $   (47,111)  $  17,089
                                                       ===============     ==========   =============     ===========   =========
  --stock option and warrant exercises..............               ---             10             ---             ---          10
  --issuance of common stock for services...........               ---            341             ---             ---         342
  --issuance of common stock warrants for services..               ---            157             ---             ---         157
Comprehensive loss:
  --net loss........................................               ---            ---             ---          (4,016)     (4,016)
  --foreign currency translation adjustments........               ---            ---             ---             ---         ---
                                                       ---------------     ----------   -------------     -----------   ---------
Total comprehensive loss............................               ---            ---             ---          (4,016)     (4,016)
                                                       ---------------     ----------   -------------     ------------  ----------
BALANCE, September 30, 2004 (unaudited).............   $             2     $   65,092   $         ---     $   (51,127)  $  13,582
                                                       ===============     ==========   =============     ===========   =========

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (thousands of dollars)

                                                                                                 Nine Months Ended September 30,
                                                                                                 ------------------------------
                                                                                                      2004             2003
                                                                                                 -------------    -------------
                                                                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................................................    $      (5,169)   $       2,866
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
  Depreciation and amortization..............................................................            4,183            3,166
  Accrued compensation on incentive awards...................................................              900              ---
  Accretion of bond discount.................................................................            1,492              ---
  Writedown of inventory included in loss from discontinued operations.........................            752              ---
  Gain on fixed asset disposition............................................................             (109)             (43)
Changes in operating assets and liabilities- Decrease (increase) in assets, net of acquisition:
   Receivables-..............................................................................
     Trade...................................................................................           (1,418)             236
     Other...................................................................................              ---             (898)
   Inventory.................................................................................             (747)            (234)
   Prepaid expenses..........................................................................              171              163
   Assets held for sale......................................................................              ---              285
   Other.....................................................................................             (564)            (742)
  Increase (decrease) in liabilities, net of acquisition-
   Accounts payable and accrued expenses.....................................................            3,584              296
   Other long-term liabilities...............................................................             (149)            (888)
                                                                                                 -------------    -------------
     Net cash provided by operating activities...............................................            2,926            4,207
                                                                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash received.........................................................           (7,502)             ---
  Proceeds from disposal of fixed assets.....................................................            2,136            2,263
  Purchase of fixed assets, net..............................................................           (4,469)          (1,887)
                                                                                                 -------------    -------------
     Net cash (used in) provided by investing activities.....................................           (9,835)             376
                                                                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of convertible debentures, net of financing fees................           14,158              ---
  Payment of Debenture Put Options (Note 3)..................................................           (2,634)             ---
  Redemption of preferred stock..............................................................          (12,071)             ---
  Payment of preferred stock dividends.......................................................             (972)             ---
  Proceeds from exercises of options and warrants............................................            3,927                9
  Due to affiliates..........................................................................              ---             (143)
  Proceeds from the issuance of long-term debt, net of financing fees........................            4,709            1,352
  Principal payments on long-term debt.......................................................           (5,378)          (3,997)
  Borrowings on line of credit...............................................................           71,513           36,141
  Payments on line of credit.................................................................          (66,226)         (34,935)
                                                                                                 -------------    -------------
   Net cash (used in) provided by financing activities.......................................            7,026           (1,573)
                                                                                                 -------------    -------------
NET INCREASE IN CASH.........................................................................              117            3,010
Cash and cash equivalents, at beginning of period............................................              572              704
                                                                                                 -------------    -------------
Cash and cash equivalents, at end of period..................................................    $         689    $       3,714
                                                                                                 =============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest.......................................................................    $         705    $         650
                                                                                                 =============    =============
NON-CASH TRANSACTIONS:
Equipment acquired under capital lease.......................................................    $       3,765    $         220
                                                                                                 =============    =============
Bond discount and beneficial conversion feature..............................................    $       2,509    $         ---
                                                                                                 =============    =============
Premiums financed with Insurance Carrier.....................................................    $       3,265    $       1,352
                                                                                                 =============    =============
Transfer of assets from receivables to equipment.............................................    $       1,661    $         ---
                                                                                                 =============    =============
Transfer of equipment to receivables pending insurance settlement............................    $         625    $         ---
                                                                                                 =============    =============
Net increase in deferred compensation liability and related deferred compensation expense....    $         955    $         ---
                                                                                                 =============    =============
Net increase in acquisition costs for shares and warrants issued for services (Note 7).......    $         498    $         ---
                                                                                                 =============    =============
Transfer of deposit to acquisition costs.....................................................    $         150    $         ---
                                                                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                           OMNI ENERGY SERVICES CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC) on September 14, 2004.

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

Decreased depreciation expense was recorded for the Company's fleet of aircraft as a result of management's first quarter 2004 change in the fleet's estimated residual value. The effect of that change to select items in the financial statements is shown in the table below (in thousands of dollars, except per share amounts):

                                                                                       Three Months      Nine Months
                                                                                          Ended             Ended
                                                                                       September 30,     September 30,
                                                                                           2004              2004
                                                                                         Increase          Increase
                                                                                       ------------      ------------
Effect of change in estimated residual value to decrease net loss...............          $    65           $   195
Effect of change net loss per common Share:
   Basic........................................................................          $  0.01           $  0.02
   Diluted......................................................................          $  0.01           $  0.02

Costs Associated with Exit Activities and Impairment or Disposal of Long-Lived Assets

In 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.

In 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate component and have report the results of operations as discontinued operations. For the three months and the nine months ended September 30, 2004, we recorded $1.1 million and $1.7 million, respectively, in costs associated with exit activities in accordance with SFAS No. 146. These exit costs are included in loss from discontinued operations (See Note 10).

Loss from Extinguishment of Debt

Accounting Principles Board ("APB") Opinion No. 26, Early Extinguishment of Debt, expresses the Board's opinion on the appropriate accounting for the difference that generally arises between the amount paid upon reacquisition of debt securities and the net carrying amount of the debt at that time. APB Opinion No. 26 applies to all extinguishments of debt, except extinguishments through troubled debt restructuring and debt that is converted to equity securities of the debtor pursuant to conversion privileges provided in the debt agreement at issuance. Also, APB Opinion No. 26 does not apply to conversions of convertible debt when the initial conversion terms are changed, or additional consideration is paid, to induce conversion, as described in FASB Statement No. 84.

SFAS No. 84, Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 2, ("SFAS No. 84") specifies the accounting for conversions of convertible debt to equity securities when the debtor induces conversion by offering additional securities or other consideration to convertible debt holders. SFAS No. 84 requires the recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion when the conversion (a) occurs pursuant to changed conversion privileges that are exercisable only for a limited period of time and (b) includes the issuance of all of the equity securities issuable pursuant to conversion privileges included in the original terms of the debt.

Emerging Issues Task Force ("EITF") Issue No. 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, includes Exhibit 98-5A "EXAMPLES OF THE APPLICATION OF THE EITF CONSENSUSES ON ISSUE 98-5" within which Case 6 - Extinguishment of Convertible Debt that Includes a Beneficial Conversion Feature, outlines the appropriate accounting treatment for the final extinguishment.

EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Issue 12 discusses how Issue 98-5 should be applied to the reacquisition of the embedded conversion option if the convertible instrument is extinguished prior to its stated maturity date. Issue 12(a) concluded that no portion of the reacquisition price should be allocated to the conversion option if that option had no intrinsic value required to be accounted for under Issue 98-5. Issue 12(b) tentatively concluded that Issue 98-5 does not provide for a different measurement of the amount of the reacquisition price that is allocated to the Beneficial Conversion Feature if the intrinsic value of the conversion option at the extinguishment date is greater than at the commitment date. The EITF recognized that this could result in a reduction of Paid-In-Capital that exceeds the amount recorded at issuance.

In the third quarter of 2004, we recorded $0.3 million in ordinary loss on extinguishment of debt in accordance with the accounting literature discussed above (See Note 3).

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

As of September 30, 2004 and September 30, 2003, we had options and warrants outstanding to purchase 2,486,429 and 2,408,440 shares of common stock, respectively, that were excluded from the calculation of Diluted EPS because they were antidilutive. For the Basic EPS and Diluted EPS calculations as of September 30, 2004, we also had preferred stock convertible into 7,733 shares of common stock, debentures convertible into 1,732,492 shares of common stock and promissory notes convertible into 319,149 shares of common stock that were excluded from the calculations because they were antidilutive.

The following table reconciles net income (loss) available to common and common equivalent shares for the Basic EPS calculation to net income (loss) available to common and common equivalent shares for the Diluted EPS calculation as of September 30, 2004 and 2003, respectively:

                                                                                  Three Months            Nine Months
                                                                                      Ended                  Ended
                                                                               September 30, 2004     September 30, 2004
                                                                              --------------------    -------------------
                                                                                             (in thousands)
                                                                                Dollars     Shares      Dollars    Shares
                                                                              ---------     ------    ---------    ------
Basic EPS net loss applicable to common and common equivalent shares.......   $  (4,016)    11,160    $  (5,659)   10,723
Add Options................................................................         ---        ---          ---       ---
                                                                              ---------     ------    ---------    ------
Diluted EPS net loss applicable to common and common equivalent shares.....   $  (4,016)    11,160    $  (5,659)   10,723
                                                                              =========     ======    =========    ======

                                                                                  Three Months             Nine Months
                                                                                      Ended                   Ended
                                                                               September 30, 2003       September 30, 2003
                                                                               -------------------     -------------------
                                                                                             (in thousands)
                                                                                Dollars     Shares      Dollars     Shares
                                                                               --------     ------     --------     ------
Basic EPS net income applicable to common and common equivalent shares.....    $  1,197      8,742     $  2,624      8,741
Add Preferred Stock........................................................         242      4,560          242      1,520
Add Options................................................................         ---         86          ---         29
                                                                               --------     ------     --------     ------
Diluted EPS net income applicable to common and common equivalent shares...    $  1,439     13,388     $  2,866     10,290
                                                                               ========     ======     ========     ======

NOTE 3. LONG-TERM DEBT

Line of Credit and Term Debt

In December 2003, we entered into a $11.0 million senior credit facility with a bank that includes a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt, refinance our then existing revolving line of credit and provide working capital. In connection with the acquisition of Trussco, Inc. and Trussco Properties, L.L.C. (collectively "Trussco") on June 30, 2004, the Line was increased to $12.0 million. (See Note 7).

Availability under the Line is the lower of: (i) $12.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (6.25% at September 30, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory. As of September 30, 2004, we had $9.9 million outstanding under the Line and $2.6 million outstanding on the term loan. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of September 30, 2004, as required by EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement. Our availability under the Line was $0.1 million at September 30, 2004.

At September 30, 2004 and December 31, 2003, long-term debt consists of the following (in thousands):

                                                                                                    September 30,      December 31,
                                                                                                        2004               2003
                                                                                                   --------------     -------------
                                                                                                     (unaudited)
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0%
  (7.44% and 6.12% at September 30, 2004 and December 31, 2003 respectively)
  maturing July 31, 2006, secured by various property and equipment............................    $          912     $       1,145
Notes payable to a bank with interest payable at Prime plus 1.5% (6.25% and 5.5% at September
  30, 2004 and December 31, 2003 respectively) maturing July 31, 2023, secured by real estate..             1,403             1,633
Notes payable to a bank with interest payable at Prime plus 1.75% (6.50% and 5.75% at
  September 30, 2004 and December 31, 2003 respectively) maturing December 31,
  2006, secured by various property and equipment..............................................             2,600             3,000
Notes payable to a finance company with interest at 8% maturing January 1, 2007, secured by
  various aircraft.............................................................................             1,179             1,838
Notes payable to a finance company with interest at 10.25% maturing May 15, 2008, secured by
  an aircraft..................................................................................               178               207
Notes payable to a finance company with interest at 6.26% maturing March 17, 2006, secured by
  various aircraft.............................................................................             1,764               ---
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft....               246               ---
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by
  real estate..................................................................................               218               ---
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with
  interest at 5% maturing in June 2007.........................................................             3,000               ---
Other debt.....................................................................................               127               ---
Capital lease payable to a leasing companies secured by vehicles...............................               986               491
Capital lease payable to a finance company secured by various aircraft.........................             7,985             3,361
                                                                                                   --------------     -------------
  Total........................................................................................            20,598            11,675
Less: Current maturities.......................................................................             3,539             2,051
                                                                                                   --------------     -------------
Long-term debt, less current maturities........................................................    $       17,059     $       9,624
                                                                                                   ==============     =============

Our senior secured credit facility contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of September 30, 2004, we were in compliance with these covenants and we expect to maintain compliance throughout 2004.

On October 21, 2004, we executed a $6.5 million senior secured loan which was funded on October 25, 2004. The loan will mature on January 15, 2005 with an interest rate of 12% to be accrued and paid on the maturity date. The loan is collateralized by specific seismic assets, Trussco assets and three helicopters. The proceeds were used for the payment of notes on the collateralized helicopters, the early payoff of an equipment note payable to a bank, the payment of the October Put Option payment on the Convertible Debentures discussed below and for working capital purposes. This loan will be paid off with the proceeds from the Senior Credit Facility discussed below.

On October 21, 2004, we received a non-binding commitment to complete a $100 million Senior Credit Facility. The proceeds will be used to redeem our outstanding 6.5% Subordinated Convertible Debentures (See Note 11), refinance certain long-term debt and provide working capital. Closing is expected during the fourth quarter of 2004, subject to the negotiation, execution and delivery of loan documentation reasonably satisfactory to the lenders and the approval of our Board of Directors.

Convertible Debentures

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we sold (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.15 per share and (ii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $1.0 million using the Black Scholes model. The value of these warrants were recorded as an original issue discount with a corresponding credit to paid in capital at the date of issuance. These sales of the Debentures were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

In addition, in exchange for issuing 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share, we obtained the right to subsequent financing of $5,050,000.

Pursuant to that right on April 15, 2004, in accordance with the Securities Purchase Agreement, we sold (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.8 million using the Black Scholes model. A beneficial conversion option was also recorded of $0.7 million. The value of the warrants and beneficial conversion option were recorded as original issue discount with a corresponding credit to paid in capital at the date of issuance. These sales of the Debentures were made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Total proceeds of $14.2 million received from the sales, after expenses, dated February 12, 2004 and April 15, 2004 was $9.5 million and $4.7 million, respectively. Of the total proceeds received for these private placements, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (See Note 5) and the balance used for working capital purposes.

The original issue discount for the February 12, 2004 and April 15, 2004 debentures was $1.0 million and $0.8 million, respectively. We recorded a $0.7 million in beneficial conversion option for the April 15, 2004 Debentures. The Debentures are being amortized using the effective interest method over the period in which the debentures can be put to the Company. A total of $1.2 million is included in interest expense related to original issue discounts for the nine months ended September 30, 2004.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the "Put Option"). We registered 5,012,237 shares effective June 30, 2004 covering the resales of Common Stock that maybe issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten, consecutive, non-cumulative and equal monthly installments beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at September 30, 2004. On July 28, 2004 and on August 23, 2004, we received notices from the holders of the Debentures exercising their Put Option for August and September, respectively. Upon receipt of the Debenture holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to such Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debenture agreement. We elected to use cash to redeem this portion of the Debentures for August and September.

As provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received Put Option payments of $1.3 million in principal, plus accrued interest, each on August 5, 2004 and on September 9, 2004. In accordance with APB Opinion No. 26, we recorded $0.3 million as ordinary loss on extinguishment of debt in the third quarter of 2004 as a result of the early extinguishment of these portions of the Debentures. (See Note 11)

In connection with the Securities Purchase Agreements, we entered into an Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which we agreed to file and maintain a registration statement with respect to certain underlying shares of common stock (the "Registration Statement"). The registration statement was filed and was declared effective by the SEC on June 30, 2004. As a result of the late filing of our Form 10-Q for the quarter ended June 30, 2004, as of August 24, 2004 our Registration Statement was deemed to be no longer effective. Accordingly, we were in technical default of the Registration Rights Agreement. However, with the filing of the Form 10-Q for the six months ended June 30, 2004 on August 26, 2004, the default was cured.

NOTE 4. LITIGATION

On February 13, 2004, we commenced litigation against Steven Stull, a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A 8%

Convertible Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred Stock, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred Stock from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred Stock. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or (b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to ACP as a result of the November 7, 2000 actions.

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) we and the officers misrepresented material facts and failed to disclose material facts related to the intention to redeem our Series A and Series B Convertible Preferred Stock, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it could aversely affect our financial condition, results of operations and cash flows.

NOTE 5. PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate, subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The subordinated debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred Stock. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the our Series B Preferred Stock in full satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate, rather than as income in our financial statements.

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 shares were transferred in 2003 to settle certain litigation (See Note 4) and 858,678 shares were cancelled. The balance of 761,100 shares was exercised in the first quarter of 2004 at an exercise price of $2.25.

The Series A Preferred Stock has an 8% cumulative dividend rate, was convertible into our common stock with a conversion rate of $2.25 per share, was redeemable at our option at $1,000 per share plus accrued dividends, contained a liquidation preference of $1,000 per share plus accrued dividends, had voting rights on all matters submitted to a vote of our stockholders, had separate voting rights with respect to matters that would affect the rights of the holders of the Series A Preferred Stock, and had aggregate voting rights of the affiliate limited to 49% of our total outstanding common and preferred shares with voting rights. In respect to the Series A Preferred Stock, the affiliate had agreed to waive its conversion rights until our EBITDA (as defined) reached a mutually agreed upon level. The affiliate previously agreed that dividends would not accrue after June 30, 2003, until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003, we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends could be paid "in kind" (in shares of like preferred stock) or in cash. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures (See Note 3). The proceeds were used to redeem $8.2 million of the Series A Preferred Stock outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred Stock were redeemed in April 2004 for $0.03 million. At September 30, 2004 there are no Series A Preferred Stock shares outstanding.

In May 2001, we committed to issue 4,600 shares of Series B Preferred Stock to an affiliate of ours in satisfaction of all outstanding principal and interest owed under the subordinated debt agreements. These shares were issued in March 2002. The Series B Preferred Stock has an 8% cumulative dividend rate, is convertible into our common stock with an initial conversion rate of $3.75 per share, is redeemable at our option at $1,000 per share plus accrued dividends, contains a liquidation preference of $1,000 per share plus accrued dividends and has no voting rights until such time as it becomes convertible. The affiliate previously agreed that dividends would not accrue after June 30, 2003 until our EBITDA reached a mutually agreed upon level. During the third quarter of 2003 we agreed with the holders of the preferred stock that our EBITDA had reached an acceptable level for the resumption of conversion rights and the accrual of dividends. Pursuant to our senior secured credit agreements, the dividends can be paid "in kind" (in shares of like preferred stock) or in cash. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred Stock for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred Stock outstanding for $2.5 million, including accrued dividends. At September 30, 2004, 29 shares of Series B Preferred Stock remain outstanding.

NOTE 6. SEGMENT INFORMATION

The following shows unaudited industry segment information for our five operating segments, Drilling, Aviation, Survey, Permitting and Environmental for the three months and nine months ended September 30, 2004 and 2003 (in thousands). As described in Note 7, effective June 30, 2004 we acquired Trussco, Inc. and Trussco Properties LLC, (collectively herein referred to as "Trussco") whose activity is reported below in a separate operating segment ("Environmental"). The following also shows the identifiable assets of the Environmental segment:

                                                  Three months ended September 30,      Nine months ended September 30,
                                                ------------------------------------   ----------------------------------
                                                        2004                2003              2004                2003
                                                ----------------     ---------------   --------------     ---------------
Operating revenues:
  Drilling...................................   $          7,057     $         8,399   $       22,851     $        22,568
  Aviation...................................              3,008               1,254            9,722               3,032
  Survey.....................................                ---                 ---              ---                 ---
  Permitting.................................                  9                 565              997               1,234
   Environmental (Note 7)....................              4,293                 ---            4,293                 ---
                                                ----------------     ---------------   --------------     ---------------
   Total.....................................   $         14,367     $        10,218   $       37,863     $        26,834
                                                ================     ===============   ==============     ===============
Gross profit (loss):
  Drilling...................................   $            868     $         2,249   $        3,326     $         5,984
  Aviation...................................                282                 350            3,031                 768
  Survey.....................................                (18)                (13)             (39)                (50)
  Permitting.................................                 (3)                116              131                 257
  Environmental (Note 7).....................              1,638                 ---            1,638                 ---
  Other (Corporate)..........................                (97)               (101)            (304)               (437)
                                                ----------------     ---------------   --------------     ---------------
   Total.....................................   $          2,670     $         2,601   $        7,783     $         6,522
General and administrative expenses..........              3,416               1,090            7,853               3,381
Interest and other expense, net..............              1,805                 372            3,561                 900
                                                ----------------     ---------------   --------------     ---------------
Income (loss) before taxes...................   $         (2,551)    $         1,139   $       (3,631)    $         2,241
                                                ================     ===============   ==============     ===============
Capital Expenditures:
  Drilling...................................   $            103     $           283   $          153     $           317
  Aviation...................................                604                 174            4,223               1,504
  Survey.....................................                ---                 ---              ---                 ---
  Permitting.................................                ---                 ---              ---                 ---
  Environmental (Note 7).....................                 16                 ---               16                 ---
  Corporate..................................                  2                  52               77                  66
                                                ----------------     ---------------   --------------     ---------------
   Total.....................................   $            725     $           509   $        4,469     $         1,887
                                                ================     ===============   ==============     ===============

                                                        September 30,      September 30,
                                                            2004               2003
                                                     -----------------   -----------------
Identifiable Assets:
  Drilling.......................................    $          21,090   $          20,593
  Aviation.......................................               23,461               7,356
  Survey.........................................                1,128               1,000
  Permitting.....................................                  ---                  90
  Environmental (Note 7).........................               13,782                 ---
  Corporate......................................               12,374              13,833
                                                     -----------------   -----------------
   Total.........................................    $          71,835   $          42,872
                                                     =================   =================

NOTE 7. ACQUISITION

On November 20, 2003, we purchased all of the issued and outstanding stock of American Helicopters, Inc. ("AHI") for the aggregate acquisition cost of $5.4 million, comprised of $4.6 million in cash and the assumption of current and long-term liabilities of $0.6 million and $0.2 million, respectively. AHI operated 17 helicopters from base locations in Louisiana and Texas and was headquartered in Angleton, Texas. The results of AHI's operations have been included in our consolidated financial statements since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement in the future as acquired asset and liability values become finalized (in thousands):

Current assets...................................     $           2,129
Property and equipment...........................                 3,322
Current Liabilities..............................                  (598)
Long-term liabilities............................                  (213)
                                                      -----------------
   Cash purchase price...........................     $           4,640
                                                      =================

In September 2004, we made an adjustment to the purchase price for additional liabilities assumed since the date of acquisition totaling $0.1 million, which increased the total cash purchase price to $4.7 million. The adjustment increased property and equipment with an offsetting amount to current liabilities.

On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. for the aggregate acquisition cost of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders ("Stockholder Notes") maturing in June 2007, and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offers cross-selling opportunities with our aviation transportation division. Correspondingly, $2.5 million was allocated to intangible assets attributable to customer lists and other industry-specific intangible assets. The results of Trussco operations are included in our consolidated financial statements from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment and intangible assets are being amortized over five years and will not result in any residual value. The final allocation of the purchase price to intangible assets and goodwill has not been completed. The allocation of the purchase price is subject to refinement as acquired asset and liability values are being finalized (in thousands):

Current assets (including cash of $356).................   $     3,643
Property and equipment..................................         5,814
Other assets............................................            19
Intangible assets.......................................         2,500
Assumption of Debt......................................        (1,637)
Stockholder Notes.......................................        (3,000)
                                                           -----------
   Cash purchase price..................................   $     7,339
                                                           ===========

In July 2004 we incurred fees for merchant banking services provided during the Trussco acquisition. The fees were earned upon signing of final documents and the receipt of title to assets. The total fee included $0.5 million cash, increasing the cash purchase price to $7.8 million, 69,930 shares of restricted stock and 5-year common stock warrants to purchase 100,000 shares of common stock at an exercise price of $7.15. The restricted stock was valued at the common stock price on July 1, 2004 of $4.89 per share, or $0.3 million. The warrants are not exercisable for a period of one-year after the issue date of such warrants. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes model. The total value of $1.0 million was capitalized as goodwill associated with the Trussco acquisition with corresponding credits to cash, common stock and paid-in-capital.

The unaudited pro forma results summarized below reflects our consolidated pro forma results of operations as if AHI and Trussco were acquired on January 1, 2003. (in thousands):

                                                                    Three           Three              Nine             Nine
                                                                    Months          Months            Months           Months
                                                                    Ended           Ended             Ended            Ended
                                                                 September 30,   September 30,     September 30,    September 30,
                                                                     2004            2003              2004             2003
                                                                 ------------    ------------      ------------     ------------
Revenue....................................................      $     14,367    $     17,580      $     48,929     $     47,438
Gross Profit...............................................      $      2,670    $      4,899      $     11,223     $     12,780
Net income (loss) applicable to common and common
  equivalent shares........................................      $     (4,016)   $      2,113      $     (5,765)    $      4,225
Net income (loss) per common share:
  Basic....................................................      $      (0.36)   $       0.24      $      (0.54)    $       0.48
  Diluted..................................................      $      (0.36)   $       0.16      $      (0.54)    $       0.41


NOTE 8. STOCK BASED COMPENSATION

We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," permits the continued use of the method prescribed by APB No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income (loss), other than compensation expense recorded on awards to certain executive officers (see Note
9), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except share data).

                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30                    September 30
                                                                           2004            2003           2004          2003
                                                                         ---------     ------------     ---------     -----------
Net income (loss) applicable to common and common equivalent
  shares - as reported.............................................      $  (4,016)    $      1,197     $  (5,659)    $     2,624
Add (deduct): stock-based employee compensation expense (gain)
  included in reported net loss, net of related tax effects of $0..            (18)             ---           900             ---
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to
  employees, net of related tax effect of $0.......................           (175)             (17)       (1,481)            (34)
                                                                         ---------     ------------     ---------     -----------
Net income (loss) applicable to common and common equivalent
  shares - pro forma...............................................      $  (4,209)    $      1,180     $  (6,240)    $     2,590
                                                                         =========     ============     =========     ===========
Net income (loss) per common share - as reported:
Basic..............................................................      $   (0.36)    $       0.14     $   (0.53)    $      0.30
Diluted............................................................      $   (0.36)    $       0.11     $   (0.53)    $      0.28
Net income (loss) per common share - pro forma:
Basic..............................................................      $   (0.38)    $       0.13     $   (0.58)    $      0.30
Diluted............................................................      $   (0.38)    $       0.09     $   (0.58)    $      0.25

NOTE 9. EXECUTIVE COMPENSATION AGREEMENTS

On June 30, 2004, we amended Restricted Stock Incentive Agreements with certain executive management into Amended and Restated Incentive Agreements (collectively referred to hereinafter as the "Incentive Agreements") that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares, respectively. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. A tax equalization payment was also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were valued at fair market value at a price of $5.05 per share at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders' meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional shares, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the "Plan"). Such shares were not available at June 30, 2004, therefore the awards are accounted for under FASB Interpretations (FIN) No. 28 "Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans" as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock. The change in the quoted market price will be reflected in future periods until vested as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur. As such, the awards are revalued at the end of each period at the quoted market price of a share of our common stock. At September 30, 2004, a share of the our common stock was $3.52 resulting in compensation expense of $0.4 million for the nine months ended September 30, 2004 and a deferred compensation liability of $0.9 million.

We also entered into Stock-Based Award Incentive Agreements (hereinafter "SBA") with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee's termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive's death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter "FMV"), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company's common stock greater than or equal to $1.00 but less than $1.50, plus
(2) 15% of the FMV of a share of the Company's common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company's common stock greater than or equal to $2.50 but less than $10.00, plus
(4) 15% of the FMV of a share of the Company's common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company's common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs last. No compensation expense was recorded at September 30, 2004 because the award is contingent on future events none of which is considered probable at September 30, 2004.

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

NOTE 10. DISCONTINUED OPERATIONS

On November 20, 2003, we purchased American Helicopters, Inc. ("AHI"), resulting in the acquisition of thirteen (13) helicopters at bases located in Louisiana and Texas. AHI was strategically targeted and purchased for the infrastructure of aircraft, fueling stations, flight (customer) following and pilot and mechanic organizations.

We made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers and to move all operations to our main operating facility in Louisiana. This strategy also fits with the planned completion of the Intra Coastal City (Mouton Cove) facility as a central operation base of operations. Our planned strategy is to get all of our fleet under the OMNI Federal Aviation Agency 135 certificate and to market our flight services to larger independent and major independent customers. Our strategy is to service operators that require aircraft geared to crew change and larger passenger capacity such as Model 407s and S-76s, which allow for higher rates and use. The large operators work from Master Service Agreements which meet our needs for higher, more fixed pricing and fixed unit structures. The plan encompasses relocation of personnel, the elimination of certain duplicate positions, and the negotiation of early release of operating leases at the Brazoria County facility. The costs we will incur include travel and re-location costs for personnel who are relocated, costs associated with the transfer of aircraft to the 135 certificate, termination costs for personnel who are eliminated, any costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. As a result, in September 2004 we surrendered the AHI 135 Certificate. As of September 30, 2004 we have been able to successfully transfer two aircraft under the OMNI 135 certificate. We expect to complete our exit of the Brazoria market in the first quarter of 2005.

In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate component of the aviation segment and are recognizing costs associated with our exit activities for the Brazoria base. These items are reported as results of discontinued operations totaling $1.5 million, net of income taxes of $0 as a component of net income. Accordingly, the table below presents all prior period revenues and expenses of the Brazoria location included in the loss from discontinued operations (in thousands):

                                                     Three Months       Three Months       Three Months        Nine Months
                                                        ended              ended              Ended               Ended
                                                       March 31,          June 30,         September 30,       September 30,
                                                         2004               2004               2004                2004
                                                   ----------------    ---------------   ----------------    ----------------
Revenue.........................................   $            643    $           948   $          1,188    $          2,779
Cost of goods...................................                506                676              1,708               2,890
                                                   ----------------    ---------------   ----------------    ----------------
Gross profit (loss).............................                137                272               (520)               (111)
   General and admin expenses...................                239                243                193                 675
   Other exit costs.............................                ---                ---                752                 752
                                                   ----------------    ---------------   ----------------    ----------------
Income (loss) before taxes......................               (102)                29             (1,465)             (1,538)
Tax (benefit) expense...........................                ---                ---                ---                 ---
                                                   ----------------    ---------------   ----------------    ----------------
Net income (loss) from discontinued operations..               (102)                29             (1,465)             (1,538)

We have included in the loss from discontinued operations an allowance for doubtful accounts of $0.2 million recorded as a result of contract termination negotiations associated with our exit of the Brazoria market. The allowance is shown net against accounts receivable in the Consolidated Balance Sheet at September 30, 2004. As required by SFAS No. 146, the following table reflects the total amount expected to be incurred in connection with the exit activity and the amounts incurred in the three months and the nine months ended September 30, 2004 (in thousands).

                                          Three Months     Nine Months
                                              Ended          Ended        Total Exit Costs
                                          September 30,   September 30,    Expected to be
                                              2004             2004           Incurred
                                          -------------   -------------   ----------------
Writedown of inventory ..........         $         652   $         652   $            652
Lodging & Travel ................                    13              13                103
Severance and outplacement ......                   188             188                433
Contract Terminations ...........                   ---             ---                 17
Field Office Expenses ...........                   258             795                885
Other ...........................                    15              15                 30
                                          -------------   -------------   ----------------
Total exit costs ................         $       1,126   $       1,663   $          2,120
                                          =============   =============   ================

NOTE 11. SUBSEQUENT EVENTS

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the "Amendment"), with the holders of the Debentures. The Amendment permits us to extinguish the Debentures on or prior to November 15, 2004. The Amendment also permits us to obtain financing and incur indebtedness senior to the debentures to fulfill our obligations under the Amendment if, simultaneously with the closing of such financing, the Debentures are paid in full.

Under the terms of the Amendment, the Debenture holders granted the Company the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to 5 p.m., Eastern Standard Time, on November 15, 2004. The Debenture holders have informally agreed to extend the redemption date and to defer the October interest payment and the November Put Option payment to coincide with the closing of the Senior Credit Facility discussed below. The agreed upon redemption price is equal to the then outstanding principal of, and accrued and unpaid interest and penalties, if any, on the Debentures held by such holder. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of the conversion and in accordance with the requirements of SFAS No 84, Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 2, we recorded $0.9 million in debt conversion expense in October 2004.

Part of the Amendment affected the timing of the payments to the holders of the Debentures exercising their Put Option for October. Upon receipt of the Debenture holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, common stock with respect to such Put Option. If we elect to pay the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debenture agreement. To date, we have elected to use cash to redeem the Put Options. As provided for in the terms of the applicable Securities Purchase Agreements and the Amendment, the Debenture holders received a Put Option payment of $1.3 million in principal, plus accrued interest, on October 25, 2004. In accordance with APB Opinion No. 26, we recorded $0.1 million as ordinary loss on extinguishment of debt in the fourth quarter of 2004 as a result of the early extinguishment of this portion of the Debentures.

On October 21, 2004, we received a non-binding commitment to complete a $100 million Senior Credit Facility. The proceeds will be used to redeem the outstanding Debentures in accordance with the Amendment discussed above, to refinance certain long-term debt and to provide working capital. Closing is expected during the fourth quarter of 2004 and is subject to the negotiation, execution and delivery of loan documentation reasonably satisfactory to the lenders and the approval of our Board of Directors.

We expect to record an ordinary loss on extinguishment of debt of $0.5 million in the fourth quarter 2004 related to the refinancing.

On October 21, 2004, we executed a $6.5 million senior secured loan, which was funded on October 25, 2004. The loan will mature on January 15, 2005 with an interest rate of 12% to be accrued and paid on the maturity date. The loan is collateralized by specific seismic assets, Trussco assets and three helicopters. The proceeds were used for the payment of notes on the collateralized helicopters, the early payoff of an equipment note payable to a bank, the October Put Option payment on the Debentures and for working capital purposes (See Note 3). This loan will be paid off with the proceeds from the Senior Credit Facility discussed above.

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

RECENT DEVELOPMENTS

On August 25, 2004, we received a letter from the NASDAQ staff indicating that the Company had failed to timely file its Form 10-Q for the second quarter of 2004 and therefore we were is not in compliance with the NASDAQ listing requirements. With the filing of our Form 10-Q for the six months ended June 30, 2004 on August 26, 2004, we cured compliance with NASDAQ. No de-listing of our stock occurred and no further action was taken.

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement ("the Amendment"), with the holders of the Debentures. The Amendment permits us to extinguish the Debentures on or prior to November 15, 2004. The Amendment also permits us to obtain financing and incur indebtedness senior to the Debentures to fulfill our obligations under the Amendment if, simultaneously with the closing of such financing, the Debentures are paid in full.

Under the terms of the Amendment, the Debenture holders granted us the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to 5 p.m., Eastern Standard Time, on November 15, 2004. The Debenture holders have informally agreed to extend the redemption date and to defer the October interest payment and the November Put Option payment to coincide with the closing of the Senior Credit Facility discussed below. The agreed upon redemption price is equal to the then outstanding principal of, and accrued and unpaid interest and penalties, if any, on the Debentures held by such holder. In exchange for such right, we have agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of the conversion and in accordance with the requirements of SFAS No. 84, "Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 2", we recorded $0.9 million in debt conversion expense in October 2004.

Part of the Amendment affected the timing of the payments to the holders of the Debentures exercising their Put Option for October. Upon receipt of the Debenture holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, common stock with respect to such Put Option. If we elect to pay the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debenture agreement. To date, we have elected to use cash to redeem the Put Options. As provided for in the terms of the applicable Securities Purchase Agreements and the Amendment, the Debenture holders received a Put Option payment of $1.3 million in principal, plus accrued interest, on October 25, 2004. In accordance with APB Opinion No. 26, we recorded $0.1 million as ordinary loss on extinguishment of debt in the fourth quarter of 2004 as a result of the early extinguishment of this portion of the Debentures.

On October 21, 2004, we received a non-binding commitment to complete a $100 million Senior Credit Facility. The proceeds will be used to redeem the outstanding Debentures in accordance with the Amendment discussed above, to refinance certain long-term debt and to provide working capital. Closing is expected during the fourth quarter of 2004 and is subject to the negotiation, execution and delivery of loan documentation reasonably satisfactory to the lenders and the approval of our Board of Directors.

We expect to record an ordinary loss on extinguishment of debt of $0.5 million in the fourth quarter 2004 related to the refinancing.

On October 21, 2004, we executed a $6.5 million senior secured loan which was funded on October 25, 2004. The loan will mature on January 15, 2005 with an interest rate of 12% to be accrued and paid on the maturity date. The loan is collateralized by specific seismic assets, Trussco assets and three helicopters. The proceeds were used for the payment of notes on the collateralized helicopters, the early payoff of an equipment note payable to a bank, the payment of the October Put Option payment on Convertible Debentures and for working capital purposes (See Note 3). This loan will be paid off with the proceeds from the Senior Credit Facility discussed above.

GENERAL

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico and (iii) dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico. We operate in 5 business segments: Seismic Drilling, Permitting, Survey, Aviation Services and Environmental Services.

We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. ("OMNI") was formed as a Louisiana corporation on September 11, 1997.

The principal region in which our Seismic Drilling division operates is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In 2003, we initiated seismic drilling activities in various Transition Zone regions of Mexico. The work was completed in early 2004.

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

In November 2003, we acquired American Helicopters, Inc. ("AHI") establishing us as a leading provider of helicopter transportation services in the Gulf of Mexico. We operate a fleet of 26 company-owned, leased and customer-owned helicopters, and one fixed-wing aircraft, from bases or heliports located in the Gulf Coast regions of Louisiana and Texas. Our land-based aviation customers are primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers include oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. In the third quarter of 2004, we began to discontinue the operations of AHI at our Brazoria base, including certain customer-owned aircraft providing air medical transportation services for hospitals and medical programs in approximately 15 counties in Texas. This was done in conjunction with our strategy of consolidating all aviation operations to Louisiana, including moving all AHI aircraft under the OMNI Federal Aviation Agency 135 Certificate, and a shift in market geared to crew change and larger passenger capacity for customers in the Gulf of Mexico. We also maintain an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers.

On June 30, 2004, we acquired Trussco, Inc. and Trussco Properties, L.L.C. (collectively, "Trussco"), a leading provider of dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico, expanding our core business segments and providing us with integration opportunities with aviation transportation services. Trussco operates full service NORM (Natural Occurring Radioactive Material) facility and glycol dehydration services including system cleaning, system survey and inspection, repairs, glycol sampling and analysis and technical support. Trussco's personnel are highly trained in Confined Space Entry and Rescue, HAZWOPER (Hazardous Waste Operations and Recovery), NORM, H2S (Hydrogen Sulfide) and Behavioral Base Safety.

All of our operations are subject to seasonal variations in weather conditions and available daylight hours. Since our drilling, environmental and aviation activities take place outdoors, on average we experience lower flight hours & lower production in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours. These winter conditions also generally result in fewer hours worked per day and fewer holes drilled or surveyed per day during that season.

                              RESULTS OF OPERATIONS

                                                                                    (in thousands)
                                                          Three months ended September 30,      Nine months ended September 30,
RESULTS OF OPERATIONS (unaudited)                             2004                2003              2004                2003
                                                        ----------------     --------------    --------------    ---------------
Operating revenue.................................      $         14,367     $       10,218    $       37,863    $        26,834
Operating expenses................................                11,697              7,617            30,080             20,312
                                                        ----------------     --------------    --------------    ---------------
Gross profit......................................                 2,670              2,601             7,783              6,522
General and administrative expenses...............                 3,416              1,090             7,853              3,381
                                                        ----------------     --------------    --------------    ---------------
Operating income (loss)...........................                  (746)             1,511               (70)             3,141
Interest expense..................................                (1,613)              (202)           (3,222)              (650)
Other expense, net................................                  (192)              (170)             (339)              (250)
                                                        ----------------     --------------    --------------    ---------------
Income (loss) from continuing operations before
  income taxes....................................                (2,551)             1,139            (3,631)             2,241
Income tax benefit................................                   ---               (300)              ---               (625)
                                                        ----------------     --------------    --------------    ---------------
Net Income (loss) from continuing operations......                (2,551)             1,439            (3,631)             2,866
Loss from discontinued operations, net of $0 tax..                (1,465)               ---            (1,538)               ---
                                                        -----------------    --------------    ---------------   ---------------
Net income (loss).................................                (4,016)             1,439            (5,169)             2,866
Preferred stock Dividends.........................                   ---               (242)             (490)              (242)
                                                        ----------------     --------------    --------------    ---------------
Net income (loss) applicable to common and common
  equivalent shares...............................      $         (4,016)    $        1,197    $       (5,659)   $         2,624
                                                        ================     ==============    ==============    ===============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Operating revenues increased 41% or $4.2 million, from $10.2 million for the three months ended September 30, 2003 to $14.4 million for the three months ended September 30, 2004. This increase was due primarily to our acquisition of Trussco as of June 30, 2004 which contributed $4.3 million in revenue for the third quarter 2004. This additional revenue was partially offset by a decline in revenues related to our drilling, survey and permitting divisions of $1.9 million to $7.1 million for the three months ended September 30, 2004 from $9.0 million for the three months ended September 30, 2003. Third party permitting and weather delays, including six named tropical storms, hampered operations and lowered revenue of our seismic drilling and environmental business units. Aviation revenues increased $1.7 million from $1.3 million to $3.0 million for the three months ended September 30, 2004 compared to the same period in 2003 as a result of an increase of 2,080 flight hours from 1,469 to 3,549 flight hours. The increase in flight hours was due primarily to our acquisition of AHI in November 2003, the addition of new aircraft in 2004 and the W&T Offshore, Inc. contract that we began in April 2004, providing transportation services to offshore platforms operated by W&T in the shallow offshore waters of the Gulf of Mexico. As discussed below, $1.2 million in aviation revenue attributable to 976 flight hours is included in the loss from discontinued operations for the third quarter of 2004.

Operating expenses increased 54%, or $4.1 million, from $7.6 million for the three months ended September 30, 2003 to $11.7 million for the three months ended September 30, 2004. Increases in payroll costs in all divisions accounted for approximately 46% of this increase as operating payroll expense increased from $2.9 million to $4.8 million for the three months ended September 30, 2003 and 2004, respectively. Payroll cost for the Trussco acquisitions accounted for $1.6 million of the $1.9 million increase. The average number of field personnel we employed increased from 235 for the three months ended September 30, 2003 to 407 for the three months ended September 30, 2004, as a result of our acquisitions of AHI and Trussco. Also, explosives expense increased $0.3 million due to an increase in the cost of explosives on jobs performed in 2004. With the acquisition of Trussco and our increased aviation activity, expenses for rentals, leases & charters also increased $0.2 million from $0.1 million for quarter ended September 30, 2003 to $0.3 for the same period in 2004. Fuel expense increased 100% or $0.4 million from $0.4 million for the three months ended September 30, 2003 to $0.8 million for the three months ended September 30, 2004, which is consistent with the aviation revenue increase. Additional aircraft acquired also contributed to an increase of $0.3 million in insurance costs from $0.3 million for the three months ended September 30, 2003 to $0.6 million for the three months ended September 30, 2004. Finally, an increase in other general operating expense of $1.0 million from the third quarter of 2003 to the third quarter of 2004 was primarily due to increased personnel and base operations resulting from the Trussco acquisitions. Base operations costs of $0.3 million and aircraft operating expenses of $1.4 million are included in the loss from discontinued operations for the third quarter of 2004.


Gross profit increased $0.1 million to $2.7 million for the third quarter of 2004 from $2.6 million for the third quarter of 2003, although we experienced declining gross profit margins, which fell from 25.5% in 2003 to 19% in 2004. Increased revenue in our aviation division and the addition of our environmental division was offset by lower margins in our seismic drilling division resulting primarily from third party permitting delays, inclement weather and a certain heliportable job in the Rocky Mountains which generated lower than expected profit margins. The net result of revenues and operating expenses included in the loss from discontinued operations is a loss of $0.5 million in the third quarter of 2004.

General and administrative costs increased $2.3 million, from $1.1 million during the three month period ended September 30, 2003 to $3.4 million during the same three month period of 2004. Of this increase $1.3 million is attributable to the June 2004 acquisition of Trussco, Inc., $0.2 million results from increased amortization of loan costs related to the Subordinated Convertible Debentures and $0.5 million is principally attributable to increased legal and accounting fees.

Interest expense increased approximately $1.4 million from $0.2 million for the three month period ended September 30, 2003 to $1.6 million for the three month period ended September 30, 2004. Approximately 71% of this increase is accretion of original issue discount of $0.4 million, a beneficial conversion option of $0.2 million, interest expense of $0.2 million and loss on extinguishment of debt of $0.3 million related to the issuance of the 6.5% Subordinated from higher levels of debt incurred with the organic expansion of our aviation fleet combined with higher interest rates in 2004 versus 2003.

Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net deferred tax assets generated from our net operating loss carry forwards, which resulted in our not reporting any income tax expense or benefit during those periods. For the quarter ended September 30, 2003, we reversed $0.3 million of this related reserve due to our expectation of generating income in fiscal 2004. For the period ended September 30, 2004, we did not record any income tax expense or benefit.

As discussed in Note 10, we made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers and to move all operations to our main operating facility in Louisiana. The costs we will incur include travel and re-location costs for personnel who are relocated, termination costs for personnel who are eliminated, any costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. Accordingly, we have recorded a loss from discontinued operations totaling $1.5 million, net of income taxes of $0 as a component of the net loss for the quarter ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Operating revenues increased 41%, or $11.1 million, from $26.8 million for the nine months ended September 30, 2003 to $37.9 million for the nine months ended September 30, 2004. Our environmental division added revenue of $4.3 million. Revenues from our aviation operations increased $7.0 million from $3.0 million for the nine months ended September 30, 2003 to $10.0 million for the same period in 2004. The increase is due to the acquisition of AHI in November 2003 and other new aircraft in 2004, as well as the W&T contract that we began in April 2004, providing transportation services to offshore platforms operated by W&T in the shallow waters of the Gulf of Mexico. The increase in revenue from these business units was partially offset by a decrease of $0.2 million in our seismic drilling and permitting operations, principally as a result of permitting and weather related delays through the year. As discussed below, $2.8 million in aviation revenue attributable to 2,727 flight hours is included in the loss from discontinued operations for the third quarter of 2004.

Operating expenses increased 48%, or $9.8 million, from $20.3 million for the nine months ended September 30, 2003 to $30.1 million for the nine months ended September 30, 2004. This increase is partially attributable to higher operating payroll and payroll related costs, which increased $3.4 million from $8.4 million to $11.8 million for the nine month periods ended September 30, 2003 and 2004, respectively. Our average number of field personnel increased from 203 employees during the first nine months of 2003 to 322 employees during the first nine months of 2004 as a result of our acquisition of AHI and Trussco. Payroll costs for Trussco accounted for $1.6 million of this increase. Our environmental division added other operating costs of $1.1 million. We currently utilize third party contractors exclusively to perform permitting services and in some drilling and aviation operations. Seismic drilling contract services increased $1.3 million for the nine-month period ending September 30, 2004 compared to the same period for 2003. Overall, repairs and maintenance expenses increased $0.4 million, which was directly attributable to increased aviation activity resulting from our efforts to consolidate all aircraft under the Omni FAA 135 certificate. Fuel and oil expense increased $0.6 million for the nine month period ending September 30, 2004 compared to the nine month period ending September 30, 2003, in conjunction with the increased flight hours discussed above. Explosives and down hole expenses increased from $2.6 million to $4.1 million for the nine months ended September 30, 2003 to the same period of 2004 due to an increase in the cost of explosives on jobs performed in 2004 versus 2003. Finally, an increase in other general operating expense of $1.5 million from the third quarter of 2003 to the third quarter of 2004 was primarily due to increased insurance and depreciation expense for acquired assets, as well as increased personnel and base operations resulting from the AHI acquisition. Base operations costs of $0.3 million and aircraft operating expenses of $2.6 million are included in the loss from discontinued operations for the third quarter of 2004.

Gross profit margins were 21% and 24% for the nine months ended September 30, 2004 and 2003, respectively. Increased revenue and profitability in our aviation division and the addition of our environmental division was offset by lower margins in our seismic drilling operations from delays in third party permitting and weather delays, including six named tropical storms in the third quarter of 2004 and over 50 inches of rain in late spring.

General and administrative expenses increased $4.5 million from $3.4 million for the nine months ended September 30, 2003 to $7.9 million for the nine months ended September 30, 2004. Approximately 22% or $1.0 related to executive compensation agreements recorded in the second quarter for awards in 2004 and those that vest through 2006. Professional services increased $1.2 million from the nine month period ended September 30, 2003 to the same period in 2004 primarily attributable to increased board, legal and accounting fees. Payroll related expenses increased $1.3 million for the same period comparison due in part to additional support staff for aviation operations and with the addition of our environmental division.

Interest expense increased $2.5 million from $0.7 million for the nine months ended September 30, 2003 to $3.2 million for the nine months ended September 30, 2004. Accretion of original issue discount of $1.0 million, a beneficial conversion option of $0.3 million, loss on extinguishment of debt of $0.3 million and interest expense of $0.5 million all related to the Debentures issued on February 12 and April 15, 2004 account for 84% of the increase. The remaining increase is attributable to increased levels of debt due to the expansion of our aviation fleet combined with higher interest rates in 2004 versus 2003.

Due to our recent history of operating losses, we recorded a valuation allowance during the periods against our net operating loss carry-forwards, which resulted in our not reporting any income tax expense or benefit during those periods. For the nine months ended September 30, 2003, the Company reversed $0.6 million of this reserve due to the Company's expectation of generating income in fiscal 2004. For the nine month period ended September 30, 2004, we did not record any income tax expense or benefit.

As discussed in Note 10, we made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers and to move all operations to our main operating facility in Louisiana. The costs we will incur include travel and re-location costs for personnel who are relocated, termination costs for personnel who are eliminated, any costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. Accordingly, we have recorded a loss from discontinued operations totaling $1.5 million, net of income taxes of $0 as a component of the net loss for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2004, we had approximately $0.7 million in cash compared to $0.6 million at December 31, 2003 and negative working capital of $16.0 million at September 30, 2004, compared to working capital of $6.9 million at December 31, 2003. Although decreased profit margins and reduced net cash provided by operating activities contributed to our working capital decrease, the decrease is primarily due to the classification of $11.3 million, net of discount 6.5% Debentures as short-term debt because the Debenture holders have the ability to require repayment of conversion in 10 monthly Put Options and the classification of $9.9 million line as short-term debt due to the lock-box arrangement and the subjective acceleration clause in the Line agreement, (See Note 3).

Line of Credit and Term Debt

In December 2003, we entered into a $11.0 million senior credit facility with a bank that includes a $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay term debt, refinance our then existing revolving line of credit and provide working capital. In connection with the acquisition of Trussco on June 30, 2004, the Line was increased to $12.0 million. (See Note 7)

Availability under the Line is the lower of: (i) $12.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (6.25% at September 30, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory. As of September 30, 2004, we had $9.9 million outstanding under the Line and $2.6 million outstanding on the term loan. Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of September 30, 2004, as required by EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Our availability under the Line was $0.1 million at September 30, 2004.

At September 30, 2004 and December 31, 2003, long-term debt consists of the following (in thousands):

                                                                                                September 30,       December 31,
                                                                                                    2004                2003
                                                                                               --------------      -------------
                                                                                                 (unaudited)
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0%
  (7.44% and 6.12% at September 30, 2004 and December 31, 2003 respectively)
  maturing July 31, 2006, secured by various property and equipment........................    $          912      $       1,145
Notes payable to a bank with interest payable at Prime plus 1.5% (6.25% and 5.5% at
  September 30, 2004 and December 31, 2003 respectively) maturing July 31, 2023,
  secured by real estate...................................................................             1,403              1,633
Notes payable to a bank with interest payable at Prime plus 1.75% (6.50% and 5.75% at
  September 30, 2004 and December 31, 2003 respectively) maturing December 31, 2006,
  secured by various property and equipment................................................             2,600              3,000
Notes payable to a finance company with interest at 8% maturing January 1, 2007, secured
  by various aircraft......................................................................             1,179              1,838
Notes payable to a finance company with interest at 10.25% maturing May 15, 2008, secured
  by an aircraft...........................................................................               178                207
Notes payable to a finance company with interest at 6.26% maturing March 17, 2006, secured
  by various aircraft......................................................................             1,764                ---
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft               246                ---
Notes payable to a finance company with interest at 8%, maturing February 10, 2013,
  secured by real estate...................................................................               218                ---
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with
  interest at 5% maturing in June 2007.....................................................             3,000                ---
Other Debt.................................................................................               127                ---
Capital lease payable to a leasing companies secured by vehicles...........................               986                491
Capital lease payable to a finance company secured by various aircraft.....................             7,985              3,361
                                                                                               --------------      -------------
  Total....................................................................................            20,598             11,675
Less: Current maturities...................................................................             3,539              2,051
                                                                                               --------------      -------------
Long-term debt, less current maturities....................................................    $       17,059      $       9,624
                                                                                               ==============      =============

Our senior secured credit facility contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of September 30, 2004, we were in compliance with these covenants and we expect to maintain compliance throughout 2004.

On October 21, 2004, we executed a $6.5 million senior secured loan which was funded on October 25, 2004. The loan will mature on January 15, 2005 with an interest rate of 12% to be accrued and paid on the maturity date. The loan is collateralized by specific seismic assets, Trussco assets and three helicopters. The proceeds were used for the payment of notes on the collateralized helicopters, the early payoff of an equipment note payable to a bank, the payment of the October Put Option payment on the Convertible Debentures discussed below and for working capital purposes. This loan will be paid off with the proceeds from the Senior Credit Facility discussed below.

On October 21, 2004, we received a non-binding commitment to complete a $100 million Senior Credit Facility. The proceeds will be used to redeem our outstanding 6.5% Subordinated Convertible Debentures (See Note 11), refinance certain long-term debt and provide working capital. Closing is expected during the fourth quarter of 2004, subject to the negotiation, execution and delivery of loan documentation reasonably satisfactory to the lenders and the approval of our Board of Directors.

Convertible Debentures

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we sold (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.15 per share and (ii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $1.0 million using the Black Scholes model. The value of these warrants were recorded as an original issue discount with a corresponding credit to paid in capital at the date of issuance. In addition, in exchange for issuing 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share, we obtained the right to subsequent financing of $5,050,000.

Pursuant to that right on April 15, 2004, in accordance with the Securities Purchase Agreement, we sold (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.8 million using the Black Scholes model. A beneficial conversion option was also recorded of $0.7 million. The value of the warrants and beneficial conversion option were recorded as original issue discount with a corresponding credit to paid in capital at the date of issuance.

Total proceeds of $14.2 million received from the sales, after expenses, dated February 12, 2004 and April 15, 2004 was $9.5 million and $4.7 million, respectively. Of the total proceeds received for these private placements, $8.2 million was used to redeem Series A Preferred Stock in March 2004 (See Note 5) and the balance used for working capital purposes.

The original issue discount for the February 12, 2004 and April 15, 2004 debentures was $1.0 million and $0.8 million, respectively. We recorded a $0.7 million in beneficial conversion option for the April 15, 2004 Debentures. The Debentures are being amortized using the effective interest method over the period in which the Debentures can be put to the Company. A total of $1.0 million is included in interest expense related to original issue discounts for the nine months ended September 30, 2004.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the "Put Option"). We registered 5,012,237 shares effective June 30, 2004 covering the resales of Common Stock that maybe issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten, consecutive, non-cumulative and equal monthly installments beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at September 30, 2004. On July 28, 2004 and on August 23, 2004, we received notices from the holders of the Debentures exercising their Put Option for August and September, respectively. Upon receipt of the Debenture holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, Common Stock with respect to such Put Option. If we elect to pay the Put Option with Common Stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our Common Stock for the applicable pricing period, as defined in the Debenture agreement. We elected to use cash to redeem this portion of the Debentures for August and September 2004.

As provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received Put Option payments of $1.3 million in principal, plus accrued interest, each on August 5, 2004 and on September 9, 2004. In accordance with APB Opinion No. 26, we recorded $0.3 million as ordinary loss on extinguishment of debt in the third quarter of 2004 as a result of the early extinguishment of these portions of the Debentures.

Additionally, as provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received a Put Option payment of $1.3 million in principal, plus accrued interest, on October 25, 2004. In accordance with APB opinion No. 26, we recorded $0.1 million as ordinary loss on extinguishment of debt in the fourth quarter of 2004 as a result of the early extinguishment of this portion of the Debentures. (See Note 11)

Capital Resources

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2003, we acquired American Helicopters Inc., including approximately $3.5 million of aircraft accounted for as capital leases, and approximately $0.2 million of new vehicles accounted for as capital leases. Thus far in 2004, we have acquired approximately $3.0 million of aircraft accounted for as capital leases and approximately $0.8 million of new vehicles accounted for as a capital lease. For the remainder of 2004, we expect to continue renewing our rolling stock, expanding our aviation fleet and pursuing various strategic acquisitions.

CRITICAL ACCOUNTING POLICIES

This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the SEC on September 14, 2004.

We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). Accordingly, the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," permits the continued use of the method prescribed by Opinion No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income (loss), other than compensation expense recorded on awards to certain executive officers (See Note 9), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amended SFAS No. 123, a table illustrating the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is presented in Note 8 of the accompanying financial statements.

In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.

In 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" SFAS No. 146. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate component and have report the results of operations as discontinued operations. For the three months and the nine months ended September 30, 2004, we recorded $1.1 million and $1.7 million, respectively, in costs associated with exit activities in accordance with SFAS No. 146. These exit costs are included in loss from discontinued operations.

APB Opinion No. 26, Early Extinguishment of Debt, expresses the Board's opinion on the appropriate accounting for the difference that generally arises between the amount paid upon reacquisition of debt securities and the net carrying amount of the debt at that time. APB Opinion No. 26 applies to all extinguishments of debt, except extinguishments through troubled debt restructuring and debt that is converted to equity securities of the debtor pursuant to conversion privileges provided in the debt agreement at issuance. Also, APB Opinion No. 26 does not apply to conversions of convertible debt when the when the initial conversion terms are changed, or additional consideration is paid, to induce conversion, as described in FASB Statement No. 84.

SFAS No. 84, Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 2, specifies the accounting for conversions of convertible debt to equity securities when the debtor induces conversion by offering additional securities or other consideration to convertible debt holders. SFAS No. 84 requires the recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion when the conversion (a) occurs pursuant to changed conversion privileges that are exercisable only for a limited period of time and (b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the original terms of the debt.

EITF Issue No. 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, includes
Exhibit 98-5A "EXAMPLES OF THE APPLICATION OF THE EITF CONSENSUSES ON ISSUE 98-5" within which Case 6 - Extinguishment of Convertible Debt that Includes a Beneficial Conversion Feature, outlines the appropriate accounting treatment for the final extinguishment.

EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Issue 12 discusses how Issue 98-5 should be applied to the reacquisition of the embedded conversion option if the convertible instrument is extinguished prior to its stated maturity date. Issue 12(a) concluded that no portion of the reacquisition price should be allocated to the conversion option if that option had no intrinsic value required to be accounted for under Issue 98-5. Issue 12(b) tentatively concluded that Issue 98-5 does not provide for a different measurement of the amount of the reacquisition price that is allocated to the Beneficial Conversion Feature if the intrinsic value of the conversion option at the extinguishment date is greater than at the commitment date. The Task Force recognized that this could result in a reduction of Paid-In-Capital that exceeds the amount recorded at issuance.

In the third quarter of 2004, we recorded $0.3 million in ordinary loss on extinguishment of debt in accordance with the accounting literature discussed above (See Note 3).

Aside from the change in estimated residual values of our aircraft and the items discussed above, there have been no changes to the Company's accounting policies as disclosed in our Form 10-K, as amended, for the year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report regarding our financial position and liquidity, our strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environment damage; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico; and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our other public filings. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2003. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the SEC on September 14, 2004.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As the result of this review the Certifying Officers have reviewed our disclosure controls and procedures and have concluded that, except as described below, those disclosure controls and procedures were effective as of September 30, 2004, the end of our most recent fiscal quarter.

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2004, we determined that the disclosure controls and procedures failed to insure that our Quarterly Report on Form 10-Q for the period ended June 30, 2004 contained disclosures concerning (i) certain fees that became payable, in cash, common stock and common stock warrants, in July, 2004 for merchant banking services rendered to us in connection with our acquisition of Trussco (see Note 7 of Notes to Financial Statements contained herein.), and (ii) our July, 2004 adoption of a plan to exit the Brazoria County, Texas activities of AHI (see Note 10 of Notes to Financial Statements contained herein). Neither of these matters caused the financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2004 to be materially misstated, and such financial statements do not require restatement. Additionally, these events were properly accounted for and disclosed in this Quarterly Report on Form 10-Q for the period ended September 30, 2004.

While neither of these matters caused material misstatements in our financial statements, we nonetheless concluded that these matters indicated the existence of deficiencies in our disclosure control and procedures existed as of June 30, 2004. Additionally, since the occurrence of these matters was not discovered until after September 30, 2004 (in connection with the preparation of this Quarterly Report on Form 10-Q), these deficiencies were deemed to also exist at September 30, 2004.

In considering what steps should be taken to strengthen the our disclosure controls and procedures in light of the matters described above, management and our Audit Committee noted that both matters involved isolated, non-recurring transactions. To eliminate these deficiencies, we have determined that we will implement procedures to (i) create more formalized and timely communication of non-recurring or significant events or transactions from operating personnel and the Board of Directors to the personnel responsible for accounting and financial reporting, (ii) expand the pre-filing review of our periodic reports to include a more formal review by certain additional operating and financial personnel, and (iii) adopt more formalized procedures for the timely communication of non-recurring or significant events to our outside auditors. We expect that these procedures will be implemented during the fourth quarter of fiscal 2004.

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2004, we commenced litigation against a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A 8% Convertible Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred Stock, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred Stock from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred Stock. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or
(b) damages back against Mr. Stull and the ACP as a complete set-off to any additional dollars owed by us to the ACP as a result of the November 7, 2000 actions.

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that ACP claims that (i) we and the officers misrepresented material facts and failed to disclose material facts related to its intention to redeem our Series A and Series B Convertible Preferred Stock, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decide against us and if it exceeds our insurance coverage, it could adversely affect our financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 6. EXHIBITS

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

 10.2          Amendment No. 1 to Registration Rights Agreement, dated as of
               April 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April
               19, 2004).

 10.3          Amended and Restated Registration Rights Agreement, dated as of
               April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April
               19, 2004).

10.4* Employment Agreement of James C. Eckert dated July 1, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.5*          James C. Eckert Stock Based Award Incentive Agreement dated June
               30, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.6*          James C. Eckert Amended & Restated Incentive Agreement dated
               August 12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.7* Employment Agreement of G. Darcy Klug dated July 1, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.8*          G. Darcy Klug Stock Based Award Incentive Agreement dated June
               30, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.9*          G. Darcy Klug Amended & Restated Incentive Agreement dated August
               12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.10* James C. Eckert Incentive Agreement dated December 1, 2003 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.11* G. Darcy Klug Incentive Agreement dated December 1, 2003 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.12          Webster Bank - Credit and Security Agreement dated December 23,
               2003

10.13 Webster Bank - First Amendment to Credit and Security Agreement dated June 30, 2004

 31.1          Section 302 Certification of Chief Executive Officer

 31.2          Section 302 Certification of Principal Financial Officer

 32.1          Section 906 Certification of Chief Executive Officer

 32.2          Section 906 Certification of Principal Financial Officer

*Management Compensatory Agreements

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                           OMNI ENERGY SERVICES CORP.

Dated: November 15, 2004                            /s/ James C. Eckert
                                           -------------------------------------
                                                      James C. Eckert
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

Dated: November 15, 2004                           /s/ Deborah C. DeRouen
                                           -------------------------------------
                                                      Deborah C. DeRouen
                                                   Chief Accounting Officer
                                                (Principal Financial Officer)

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

 10.2          Amendment No. 1 to Registration Rights Agreement, dated as of
               April 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April
               19, 2004).

 10.3          Amended and Restated Registration Rights Agreement, dated as of
               April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April
               19, 2004).

10.4* Employment Agreement of James C. Eckert dated July 1, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.5*          James C. Eckert Stock Based Award Incentive Agreement dated June
               30, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.6*          James C. Eckert Amended & Restated Incentive Agreement dated
               August 12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.7* Employment Agreement of G. Darcy Klug dated July 1, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.8*          G. Darcy Klug Stock Based Award Incentive Agreement dated June
               30, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.9*          G. Darcy Klug Amended & Restated Incentive Agreement dated August
               12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No.
               000-23383, originally filed with the Commission on August 25,
               2004).

10.10* James C. Eckert Incentive Agreement dated December 1, 2003 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.11* G. Darcy Klug Incentive Agreement dated December 1, 2003 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

10.12          Webster Bank - Credit and Security Agreement dated December 23,
               2003

10.13 Webster Bank - First Amendment to Credit and Security Agreement dated June 30, 2004

 31.1          Section 302 Certification of Chief Executive Officer

 31.2          Section 302 Certification of Principal Financial Officer

 32.1          Section 906 Certification of Chief Executive Officer

 32.2          Section 906 Certification of Principal Financial Officer

*Management Compensatory Agreements