Form 10-K
period 2004-12-31
OMNI ENERGY SERVICES CORP
filed 2005-04-18
CIK 1046212

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 was $55,690,597.

   The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 28, 2005 was 11,679,565.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for our 2005 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

                           OMNI ENERGY SERVICES CORP.
                         ANNUAL REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
                 PART I

Items 1 and 2.   Business and Properties............................................................................    3
Item 3.          Legal Proceedings..................................................................................   18
Item 4.          Submission of Matters To a Vote of Security Holders................................................   19

                 PART II

Item 5.          Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity
                 Securities.........................................................................................   20
Item 6.          Selected Financial Data............................................................................   21
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations..............   22
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.........................................   32
Item 8.          Financial Statements and Supplementary Data........................................................   33
Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............   66
Item 9A.         Controls and Procedures............................................................................   67
Item 9B.         Other..............................................................................................   67

                 PART III

Item 10.         Directors and Executive Officers of the Registrant.................................................   67
Item 11.         Executive Compensation.............................................................................   67
Item 12.         Security Ownership of Certain Beneficial Owners and Management.....................................   67
Item 13.         Certain Relationships and Related Transactions.....................................................   67
Item 14.         Principal Accountant Fees and Services.............................................................   68

                 PART IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   68

  SIGNATURES........................................................................................................   69
  EXHIBIT INDEX.....................................................................................................   70

                           OMNI ENERGY SERVICES CORP.

      Unless otherwise indicated by the context, references herein to the "Company", "Omni", "we", "our" or "us" mean Omni Energy Services Corp., a Louisiana corporation, and its subsidiaries. Certain terms used herein relating to our operations and the oil and natural gas services industry are defined in ITEMS 1 AND 2. "BUSINESS AND PROPERTIES."

FORWARD LOOKING INFORMATION

      Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Trussco acquisition, management's assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEMS 1 AND
2. "BUSINESS AND PROPERTIES - RISK FACTORS" and other factors detailed in this document and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

   OMNI Energy Services Corp. is an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain; (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico; and (iii) dock-side and offshore non-hazardous, hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry, for oil and gas companies operating in the Gulf of Mexico. We operate in three business divisions - Seismic Drilling, Aviation Transportation Services and Environmental Services.

   SEISMIC DRILLING. The principal market of our Seismic Drilling division is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are a leading provider of seismic drilling support services. In 1997, we commenced operations in the mountainous regions of the western United States, and in 2003 we initiated seismic drilling activities in various Transition Zone regions of Mexico.

   We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only company that currently can both provide an integrated range of seismic drilling, permitting, survey and helicopter support services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. In 2002, we acquired all of the assets of AirJac Drilling, a division of Veritas Land DGC. With this acquisition, we became the largest domestic provider of seismic drilling support services to geophysical companies.

   AVIATION TRANSPORTATION. We operate a fleet of 20 company-owned and leased helicopters, and one fixed-wing aircraft, from bases or heliports located in the Gulf Coast regions of Louisiana. Our land-based aviation customers are primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers include oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. We also maintain an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers. In 2003, we acquired American Helicopters, Inc. ("AHI") establishing us as a provider of key helicopter transportation services in the Gulf of Mexico.

   ENVIRONMENTAL SERVICES. We provide dock-side and offshore non-hazardous oilfield waste management and environmental cleaning services, including drilling rig, tank and vessel cleaning, safe vessel entry, naturally occurring radioactive material ("NORM") decontamination, platform abandonment services, pipeline flushing, gas dehydration, and hydro blasting. Demand for our dock-side vessel and tank cleaning and non-hazardous waste treatment businesses are primarily driven by drilling and well-site abandonment activity in the shallow waters of the Gulf of Mexico, as reflected by the drilling rig count. Much of the cleaning and waste treatment is from residual waste created in the drilling process.

   We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. ("OMNI") was formed as a Louisiana corporation on September 11, 1997 to acquire all of the outstanding common units of OMNI Geophysical, L.L.C.

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

   AVIATION TRANSPORTATION. We provide equipment and personnel transportation services to (i) geophysical companies working in various regions of the United States and (ii) oil and gas companies operating principally in the shallow waters of the Gulf of Mexico. Our aviation revenues are dependent upon the demand for our services, which is impacted by the pricing and terms of our contracts. Demand for helicopter services is measured in flight hours flown. The level of demand for helicopter services is also dependent upon domestic geophysical activity, oil and gas exploration and development and production activities. Customer budgets for these activities are influenced by actual and anticipated commodity prices for oil and gas.

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

   ENVIRONMENTAL SERVICES. We provide specialized environmental cleaning and maintenance equipment and trained personnel to oil and gas companies operating in the Gulf Coast region of the United States. We also assist production operators in the maintenance and replacement of anodes, mist extractors, valves, glycol systems, chemical electric units and fire tubes. Our customer list includes more than 225 major and independent oil and gas companies operating in the Gulf of Mexico, but no single customer accounts for more than 10% of this business unit's revenues. The demand for our environmental services is directly impacted by offshore drilling and production activity in the Gulf of Mexico. Our dock side services are dependent upon the movement of vessels from offshore production platforms or drilling rigs which operate twenty-four hours a day, seven days a week, 365 days a year.

   We charge for our environmental services on a time and materials basis. Our ability to successfully secure and maintain future environmental services for our customers is dependent upon our ability to provide quick, safe and efficient maintenance and cleaning services at a competitive price. Project backlogs are maintained for NORM decontamination, abandonment and decommissioning and scheduled offshore maintenance.

DESCRIPTION OF OPERATIONS

   We provide an integrated range of services including (i) onshore seismic drilling, operational support, permitting, surveying and helicopter support to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States, (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico and (iii) dock-side and offshore non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating in the Gulf of Mexico.

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

   OPERATIONAL SUPPORT. We are able to coordinate a variety of related services to customers performing 3-D seismic data acquisition projects that produce significant economies of scale and value. Our substantial base of experience gained from years of work supporting 3-D seismic projects enables us to provide significant pre-job planning information to the customer during job design analysis. Typical 3-D seismic data acquisition projects in the field involve large amounts of equipment, personnel and logistics coordination. Coordination of movements between permitting, drilling, survey and recording crews is of critical importance to timely, safe and cost effective execution of the job. We have a pool of senior field supervisors, who have broad seismic industry experience and are able to coordinate the activities of drill crews, permit agents and survey teams with the recording crews to achieve improved results. These personnel also have the ability to recommend changes to the customer field representatives in the manner of executing the job in the field to improve performance and reduce costs. By having the ability to perform significant field coordination, we are able to streamline field decision making and information flow and reduce customer overhead costs that otherwise would be required to perform these supervisory tasks. We also have one of the industry's leading Health, Safety and Environmental ("HSE") programs. The involvement of our experienced personnel monitoring HSE field practices greatly reduces customer involvement in this area. By offering the only integrated combination of seismic drilling, permit acquisition, seismic survey and operational support, in addition to an equipment fleet that is one of the largest in terms of number of units and most diverse in the industry, we provide significant operational advantages to the customer.

   PERMITTING. We maintain a "Geophysical Permit Acquisition Division." Our staff of contract permit agents first conducts research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

   SURVEY. Once all permits and landowner consents for a seismic project have been obtained and the geophysical company has determined the placement of source and receiving points, contract survey crews are sent into the field to plot each source and receiving point prior to drilling. We employ both GPS (global positioning satellite) equipment, which is more efficient for surveying in open areas, and conventional survey equipment, which is generally used to survey wooded areas. We have successfully integrated both types of equipment in order to complete projects throughout the varied terrain of the Transition Zone and elsewhere. In addition, the contract survey crews have access to our extensive fleet of specialized transportation equipment, as opposed to most other survey companies, which must rent this equipment.

   HELICOPTER SUPPORT. Working in concert with our Aviation Services division, we provide helicopter support throughout the continental United States to geophysical companies and certain federal and state governmental agencies when needed. We use long-line helicopters to shuttle geophones and recorders used to collect seismic data between receiving points. Once seismic data has been acquired from a portion of the project site, the geophones and recorders must be moved into position to collect data from the next area to be analyzed. By using helicopters, we are able to reduce delays in completing stages of a seismic project by transporting the geophones and recording boxes to the next receiving points in the survey area in an efficient manner, and with minimal environmental impact. Our helicopters are also used to transport heli-portable drilling units and their crews into remote, or otherwise inaccessible terrain, in an efficient and environmentally sensitive manner.

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

   AVIATION TRANSPORTATION. Currently, we operate 20 helicopters and one fixed-wing aircraft. Our offshore helicopters derive revenue from the transport of our customers' workers and equipment to platforms, drilling rigs and other offshore structures. Oil and gas exploration and production companies and other offshore service companies use our aviation services primarily for routine offshore transportation, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of our customers have entered into contracts for transportation services for a term of one year or longer, although some do hire us on an "ad hoc" or "spot" basis.

   Many of our aircraft are available for hire by any customer, but nine are currently dedicated to specific customers. We operate helicopters that have flying ranges up to 150 miles from shore, but we maintain various offshore re-fueling locations to increase the helicopters' range and the amount of time a helicopter can operate offshore. Our pilots, several of whom are Airline Transport Pilots, Certified Flight Instructors, Certified Flight & Instrument Instructors and are all commercially licensed, have an average of approximately 11,000 flight hours. We perform all routine maintenance on our aircraft at each of our land bases and at our primary repair and hangar facilities in Carencro, Louisiana.

   ENVIRONMENTAL SERVICES. We are an environmental and maintenance service contractor working primarily for onshore and offshore oil and gas companies. Our environmental services unit (Trussco, Inc.) provides equipment and personnel to perform environmental cleaning services including drilling rig, tank and vessel cleaning, NORM decontamination, platform abandonment services, pipeline flushing, hydro blasting and gas dehydration services. We operate in the onshore, dockside and offshore regions of the Gulf of Mexico where we are considered to be the leading provider of such environmental services. Our cleaning operations are performed at six locations along the Louisiana Gulf Coast.

FACILITIES AND EQUIPMENT

   FACILITIES. Our corporate headquarters is located on 34 acres of land situated in Carencro, Louisiana. The building was constructed in 1998 and provides approximately 20,000 square feet of office space. It is located adjacent to our primary repair and maintenance facilities. Our aviation and environmental units operate from land and dock-side bases located along the Louisiana Gulf Coast.

   SEISMIC DRILLING FACILITIES. Our primary fabrication and maintenance facilities are situated in two buildings located adjacent to our corporate headquarters. The buildings, also constructed in 1998, provide approximately 32,000 square feet of covered maintenance and fabrication space.

   We leased an operations base in Loveland, Colorado to support our rock-drilling operations until the lease expired in 2002, at which point we decided to consolidate our equipment into our primary maintenance facility in Carencro, Louisiana. We owned an office and warehouse facility in Santa Cruz, Bolivia, but it was sold in 2003 in connection with the decision to discontinue our operations in South America until market conditions for seismic drilling improve in South America.

   AVIATION TRANSPORTATION FACILITIES. Our regional hangar and repair facility is located within our maintenance facility in Carencro, Louisiana. This facility houses our aviation operational, executive and administrative offices and the primary repair and maintenance facility.

   In March 2004, we acquired approximately 13 acres of land and improvements located in Intracoastal City, Louisiana. We plan to consolidate into Intracoastal City, Louisiana, all of our primary aviation repair, maintenance, administration and hangar facilities from their current location in Carencro, Louisiana.

   We also lease property for two additional bases to service the oil and gas industry offshore of Louisiana and Texas. These bases, in which we have made significant investments in leasehold improvements include: Grand Chenier and Fourchon, Louisiana.

   At the customer's request, we also operate from offshore platforms that are provided, without charge, by the owners of the platforms. In certain instances, we are required to indemnify the owners of these platforms against loss in connection with our use thereof.

   ENVIRONMENTAL SERVICES FACILITIES. The primary executive offices for our Environmental Services Unit are located in the Carencro, Louisiana facility. Our primary operations and offshore cleaning support facility is located in Abbeville, Louisiana. We maintain six leased facilities along the Louisiana Gulf Coast to support our cleaning and maintenance operations. These locations include Cameron, Intracoastal City, Morgan City, Fourchon and Venice, Louisiana. Fourchon is Louisiana's largest and busiest deep water port. Our NORM decontamination site is located in a separate facility also in Intracoastal City, Louisiana.

   TRANSITION ZONE TRANSPORTATION AND DRILLING EQUIPMENT. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

                                     NUMBER OF UNITS AS
         TYPES OF EQUIPMENT         OF DECEMBER 31, 2004
----------------------------------  --------------------
Highland Drilling Units (1).......        75
Water Buggies.....................        60
Aluminum Marsh ATV's..............        23
Stainless Steel Marsh ATV's (2)...         8
Airboat-Drilling Units............        40
Swamp ATV's.......................        30
Pullboats.........................        21
Pontoon Boats.....................        15
Jack-Up Rigs......................         1
Skid-Mounted Drilling Units(3)....        20
Heli-portable and Seismic
  Rock Drilling Equipment.........        20

------------

(1) Sixteen of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.

(2) This equipment is currently held for sale (see Note 1 "Property, Plant and Equipment" to the Consolidated Financial Statements).

(3) One of these drilling units is currently located outside of the Transition Zone.

   Because of our extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which we fabricated, we believe that we are the only company that currently can provide an integrated range of seismic drilling and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

   HIGHLAND DRILLING UNITS AND WATER BUGGIES. We currently own and operate 75 highland drilling units for seismic drilling in dry land areas, 16 of which are currently dedicated to our seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. This highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a "water buggy" (of which we own 60) that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

   MARSH ATV'S. The environmentally sensitive wetlands along the U.S. Gulf Coast contain water grasses on dry land and in shallow water and areas mixed with open water are referred to as marsh areas. When there is a minimum amount of water in these areas, marsh ATV's, which are amphibious vehicles supported by pontoons that are surrounded by tracks, are used to provide seismic drilling services. The pontoons enable the marsh ATV to float while the tracks propel the vehicle through the water and over dry marsh areas. Each marsh ATV is equipped with a drilling unit and a backhoe for digging a small hole to collect water necessary for drilling.

   Some marsh areas have sufficient surrounding water to support drilling without an external water source, but often water must be pumped into the area from a remote water source or a portable supply must be carried by the marsh ATV.

   We own and operate 31 marsh ATV's, of which eight are made of stainless steel and 23 are made of aluminum. All of the stainless steel marsh ATV's are currently held for sale. The aluminum ATV's are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Landowner consents will often require the use of aluminum ATV's in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana's state and federal refuges. We fabricated our own aluminum marsh ATV's at our facilities in Carencro, Louisiana.

   AIRBOAT DRILLING UNITS. We own and operate 40 airboat-drilling units. An airboat-drilling unit consists of a drilling unit fabricated and installed on a large, three-engine airboat. Because of their better mobility, airboat-drilling units are used in shallow waters and all marsh areas where sufficient water is present.

   SWAMP ATV'S AND PULLBOATS. Wooded lowlands typically covered with water are referred to as the "swamp areas" of the Transition Zone. Our swamp ATV's are used to provide drilling services in these areas. Swamp ATV's are smaller, narrower versions of the marsh ATV's. The smaller unit is needed in swamp areas due to the dense vegetation typical in this terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. We own and operate 30 swamp ATV's and 21 pullboats. Swamp ATV's are also used in connection with survey operations in swamp areas.

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

   HELI-PORTABLE AND SEISMIC ROCK DRILLING EQUIPMENT. We have 20 heli-portable and man-portable drilling units dedicated to seismic rock drilling. We also have the ability to manufacture our own heli-portable and man-portable seismic rock-drilling units, and often export and provide servicing of heli-portable and man-portable drilling units.

   MISCELLANEOUS. We own and operate 88 single engine airboats and 21 outboard powered boats, which we use to ferry personnel and supplies to locations throughout the Transition Zone. We also maintain a fleet of five tractor-trailer trucks and numerous other trucks, trailers and vehicles to move our equipment and personnel to projects throughout the Transition Zone.

   AVIATION EQUIPMENT. The following table sets forth the type and number of aircraft that are operated by our Aviation division at December 31, 2004:

                               NUMBER OF
         HELICOPTERS           AIRCRAFT
                               ---------
Sikorsky 76-A...............       2(1)
Bell 407....................       4
Bell Long Ranger 206L-III...      10
Bell Jet Ranger 206B-III....       6
Bell UH-1H..................       1(1)

       FIXED WING AIRCRAFT

King Air 90.................       1(2)

----------------------

(1)   Sold subsequent to December 31, 2004.

(2) This aircraft is currently held for sale (See Note 1 to the Consolidated Financial Statements).

   ENVIRONMENTAL EQUIPMENT. The following table sets forth the type and quantity of our key equipment operated by our Environmental division.

                                            NUMBER OF UNITS AS
           TYPES OF EQUIPMENT              OF DECEMBER 31, 2004
--------------------------------------     --------------------
Offshore Tool House Cleaning Packages...            10
Offshore Skid Cleaning Packages.........             9
Dockside & Land Tank Cleaning Packages..            11
Air Compressors.........................            38
Steam / Degas Generators................             4
Liquid Vacuum Truck (60BBL).............             2
Wet / Dry Vacuum Truck (80BBL)..........             4
Trailer Mounted Vacuum Units............             2
Water Blasters (10K - 40K)..............             4
15 BBL Cutting Boxes (Disposal).........            20
NORM Pipe Decontamination System........             1

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

   Environmental cleaning equipment and materials such as compressors, pressure washers, diaphragm pumps, electric generators, water blasters, vacuum trucks, hoses, personnel protection equipment, and cleaning agents are readily available from many sources throughout the Gulf of Mexico Region. We do not depend upon any single supplier or source for such materials.

SAFETY AND QUALITY ASSURANCE

   We maintain a stringent safety assurance program to reduce the possibility of accidents. Our HSE department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees, which include first aid and CPR training. Our HSE manager reports directly to our Chief Executive Officer and supervises five HSE field advisors and one instructor who provides Occupational Safety and Health Act ("OSHA") mandated training. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

   Our pilots are trained to the Federal Aviation Administration, ("FAA") Federal Aviation Regulation ("FAR") 135 (non-scheduled commercial passenger) or FAR 133 (external load) standards and must satisfy annual FAA check-rides. Licensed maintenance personnel are deployed to each project site at which aircraft are used. The operation of helicopters inherently involves risk. Hazards such as aircraft accidents, collisions, fire and adverse weather are hazards, which must be managed and may result in loss of life, serious injury to employees or third parties and loss of equipment and revenues.

   While we have recently experienced several aviation incidents, our historical aviation safety record is favorable in comparison to the record of United States operators. A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. We place significant emphasis on safety and it is an important factor affecting daily operations.

   Environmental employees work in many facilities, most which have site specific requirements. Our crews attend pre-job meetings to formulate job specific work plans. These plans are monitored & audited by our supervisors and in-house QHSE Advisors.

   We have implemented an extensive training program that provides for these adverse conditions. Our employee training is conducted in accordance with federal, state, customer, and company requirements.

CUSTOMERS, MARKETING AND CONTRACTING

   CUSTOMERS. Historically, our customers have primarily been geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A few customers have historically generated a large portion of our seismic drilling revenue. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 84% (Veritas DGC and Western Geophysical), 71% (Quantum Geophysical, Seismic Exchange and Veritas
DGC), and 50% (PGS, Quantum Geophysical, Seismic Exchange and Veritas DGC) of revenue for fiscal 2002, 2003 and 2004, respectively, all of which relate to the drilling division. While we expect oil and gas companies utilizing our aviation and environmental services will eventually comprise a greater share of our revenue base, we currently derive a significant amount of our revenue from a small number of large geophysical companies and independent oil and gas operators. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

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

   Our Aviation Services and Environmental Services are marketed from offices in Louisiana and Texas. Our aviation marketing representative has more than thirty years of experience in providing helicopter transportation services. We market our Environmental Services in Louisiana and Texas using eight sales representatives - five dockside and three corporate.

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

   CONTRACTING - AVIATION TRANSPORTATION. Exploration and development activities generally use medium size and larger aircraft on which we generally earn higher margins. Production related activities are generally less sensitive to variances in commodity prices and accordingly, provide a more stable activity base for our flight operations. A majority of our operating revenue is related to production activities of the oil and gas companies.

   Helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee, plus additional fees for each hour flown. We also provide services to customers on an "ad hoc" basis, which generally entails a shorter notice period or shorter duration. Our charges for "ad hoc" services are generally based on an hourly rate or a daily or monthly fixed fee, plus additional fees for each hour flown. Generally, "ad hoc" services have a higher margin than other helicopter contracts due to supply and demand dynamics.

   CONTRACTING - ENVIRONMENTAL SERVICES. We generally bill for our environmental cleaning and maintenance services on a time and materials basis. Our customer list includes more than 225 major and independent oil and gas companies operating in the Gulf of Mexico. Our success in securing projects is often dependent on our ability to immediately provide personnel that operate in a quick, safe and efficient manner at a competitive price.

COMPETITION

   SEISMIC DRILLING. The principal competitive factors for seismic drilling services are price and the ability to meet customer schedules, although other factors including safety, capability, reputation and environmental sensitivity are also considered by customers when deciding upon a provider of seismic drilling services. We have a limited number of competitors in the Transition Zone and numerous competitors in the highland areas in which we operate. We believe that no other company operating in the Transition Zone owns a fleet of Transition Zone seismic drilling equipment as varied or as large as ours. Our extensive and diverse equipment base allows us to provide drilling services to our customers throughout the Transition Zone with the most efficient and environmentally appropriate equipment. We believe there are numerous competitors offering rock and heli-portable drilling in the Rocky Mountain region and internationally.

   PERMITTING SERVICES. Our competitors include a number of larger, well-established companies with a number of permit agents comparable to us.

   SURVEY SERVICES. Our competitors include a number of larger, well-established companies with a number of crews comparable to us.

   HELICOPTER TRANSPORTATION. We have numerous competitors that provide helicopter support services to geophysical companies operating in the Transition Zone. We believe, however, that we are the only company offering both seismic drilling and long-line support services in the Transition Zone. We believe that there are numerous companies offering helicopter services in rock drilling and other mountain areas, as well as internationally. Some of these companies have greater experience in these areas and several operate more aircraft than we do in these areas.

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

   ENVIRONMENTAL SERVICES. We have several competitors offering identical environmental services to those offered by Trussco, Inc. Some of these competitors are larger and have more financial resources than we have available. Our ability to compete effectively is dependent upon our ability to have personnel available when needed at competitive prices.

SEASONALITY AND WEATHER RISKS

   SEISMIC DRILLING. Our Seismic Drilling operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies at the end of the fourth quarter and in the first quarter is generally lower than at other times of the year. As a result, our revenue and gross profit during the fourth quarter and the first quarter of each year are typically lower than the second and third quarters for this business unit. Operations may also be affected by the rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for our equipment and decrease the number of vehicles available for operations.

   AVIATION. Three types of weather-related or seasonal occurrences impact our aviation business: poor weather conditions, tropical storm season in the Gulf of Mexico, and the number of hours of daylight.

   In the Gulf of Mexico, the months of December through February have more days of adverse weather conditions than the other months of the year. Also in the Gulf of Mexico, June through November is tropical storm season. When a tropical storm is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during tropical storms, we are unable to operate in the area of the storm. In addition, since most of our bases are located along the Gulf of Mexico, tropical storms may cause substantial damage to our property, including helicopters. Additionally, we incur costs in evacuating our aircraft and bases during tropical storms.

   Since fall and winter months have fewer hours of daylight, flight hours are generally lower at these times, which typically results in a reduction in operating revenues during these months. We currently operate 20 helicopters in our oil and gas operations, three of which are grounded. Our customers use our aviation services primarily for routine offshore transportation, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions.

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

   As of December 31, 2004, our backlog was approximately $33.0 million compared to $36.3 million at December 31, 2003. Backlog at December 31, 2004 includes seismic drilling and survey projects in the Transition Zone in addition to seismic rock drilling projects. Our aviation, permitting and environmental divisions, historically, have not measured backlog due to the nature of our business and our contracts, which are generally cancelable by either party with thirty days written notice.

GOVERNMENTAL REGULATION

   SEISMIC DRILLING. Our operations and properties are subject to and affected by various types of governmental regulations, including laws and regulations governing the entry into and restoration of wetlands, the handling of explosives and numerous other federal, state and local laws and regulations. To date, our cost of complying with such laws and regulations has not been material, but because such laws and regulations are changed frequently, it is not possible for us to accurately predict the cost or impact of such laws and regulations on our future operations.

   Furthermore, we depend on the demand for our services by the oil and gas industry and are affected by tax legislation, price controls and other laws and regulations relating to the oil and gas industry in general. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons would adversely affect our operations by limiting the demand for our services. We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

   AVIATION TRANSPORTATION. As a commercial operator of small aircraft, we are subject to regulations pursuant to the FAA Authorization Act of 1994, as amended (the "Federal Aviation Act"), and other statutes. The FAA regulates our flight operations, and in this respect exercises jurisdiction over personnel, aircraft, ground facilities and other aspects of our operations. We require an Air Taxi Certificate, granted by the FAA, to transport personnel and property in our helicopters. This certificate contains operating specifications that allow us to conduct our present operations, but this certificate is potentially subject to amendment, suspension and revocation in accordance with procedures set forth in the Federal Aviation Act. We are not required to file tariffs showing rates, fares and other charges with the FAA. The FAA is responsible for ensuring that we comply with all FAA regulations relating to the operation of our aviation business. The FAA conducts regular inspections regarding safety, training and general regulatory compliance of our domestic aviation operations. Additionally, we are required to file with the FAA reports confirming our continued compliance.

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

   EXPLOSIVES. Because we load with dynamite the holes that are drilled, we are subject to various local, state and federal laws and regulations concerning the handling and storage of explosives and are specifically regulated by the Bureau of Alcohol, Tobacco and Firearms of the U.S. Department of Justice and the Department of Homeland Security. We must take daily inventories of the dynamite and blasting caps that we keep for our seismic drilling and are subject to random checks by state and federal officials. We are licensed by the Louisiana State Police as an explosives handler. Any loss or suspension of these licenses would result in a material adverse effect on our results of operations and financial condition. We believe that we are in compliance with all material laws and regulations with respect to our handling and storage of explosives.

   ENVIRONMENTAL. Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. In addition, certain areas where we operate are federally protected or state protected wetlands or refuges where environmental regulation is particularly strict. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

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

   WORKER SAFETY. Laws and regulations relating to workplace safety and worker health, primarily Occupational Safety and Health Administration ("OSHA") and regulations promulgated thereunder, govern our operations. In addition, various other governmental and quasi-governmental agencies require us to obtain certain permits, licenses and certificates with respect to our operations. The kind of permits, licenses and certificates required in our operations depend upon a number of factors. We believe that we have all permits, licenses and certificates necessary to the conduct of our existing business.

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

   ENVIRONMENTAL SERVICES. Our operations involve a high degree of operational risk, particularly of personal injury and damage or loss of equipment. Failure or loss of our equipment could result in property damages, personal injury, environmental pollution and other damage for which we could be liable. We maintain insurance against risk that we believe is consistent with industry standards and required by our customers. Although we believe that our insurance protection is adequate and we have not experienced a loss in excess of our policy limits, we may not be able to maintain adequate insurance rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

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

   You are cautioned that all forward-looking statements involve risks associated with our dependence on activity in the oil and gas industry, labor shortages, international expansion, dependence on significant customers, seasonality and weather risks, competition, technological evolution and other risks detailed in our filings with the Securities and Exchange Commission. Additional important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements are discussed under the caption "Risk Factors" below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update our forward-looking statements.

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

         - the successful integration of the operations of American Helicopters, Inc. and Trussco, Inc. including the integration of a management team with no history of working together;

         -  increased levels of debt and administrative burdens; and

         -  increased logistical problems of large, expansive operations.

   If we do not manage these potential difficulties successfully, they could have a material adverse effect on our financial condition and results of operations.

WE HAVE INCURRED NET LOSSES IN PREVIOUS YEARS.

   While some of our recent history reflects annual net income, our past financial history, including the year ended December 31, 2004, reflects annual net losses. While we hope to generate increased revenues and return to profitability, any such increase may not be sustainable or indicative of future results of operations. We do intend to continue investing in internal expansion, infrastructure, integration of acquired companies and into our operations and our marketing and sales efforts.

OUR ABILITY TO CONTINUE AS A GOING CONCERN MAYBE CONTINGENT UPON OUR ABILITY TO SECURE CAPITAL FROM PROSPECTIVE INSTITUTIONAL LENDERS.


   The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered a significant loss from operations during the current year, has a working capital deficit, is currently in default on certain of its debt instruments, and will require capital funding from sources other than operations to meet its current debt obligations. In the past two years, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of equity or debt securities to fund the Company's debt service obligations and its operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

   The Company is in the process of securing capital from prospective investors (See Note 15 to the Consolidated Financial Statements), that if successful, in conjunction with cash flows from operations and sales of certain non-core assets, will be used to fund its current debt service obligations and serve to mitigate the factors that have raised doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

   We compete with several other providers of seismic drilling, helicopter support, permitting, survey and environmental services. Competition among seismic contractors historically has been, and will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. Our revenues and earnings may be affected by the following factors:

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

WE ARE DEPENDENT ON KEY PERSONNEL.

   Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the domestic and international oilfield services industry. The loss of the services of any one of these persons could impact adversely our ability to implement our expansion strategy.

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

OUR SEISMIC DRILLING AND AVIATION OPERATIONS DEPEND ON A
FEW SIGNIFICANT CUSTOMERS.

   We derive a significant amount of our revenue from a small number of geophysical companies. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations. For example, our largest customers (those which individually accounted for more than of revenue in a given year, listed alphabetically) collectively accounted for (Veritas DGC and Western Geophysical), 71% (Quantum Geophysical, Seismic Exchange, and Veritas DGC) and 50% (PGS, Quantum Geophysical, Seismic Exchange, and Veritas DGC) of revenue for fiscal 2002, 2003, and 2004, respectively. Additionally, our Aviation division relies on a contract with one customer who accounted for 32% of this divisions 2004 revenues.

UNFAVORABLE RESULTS OF LITIGATION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL STATEMENTS.

   As discussed in Note 8 to the Consolidated Financial Statements, we are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management's view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

IF WE BREACH ANY OF THE MATERIAL FINANCIAL COVENANTS UNDER OUR VARIOUS INDEBTEDNESS, OR IF AN EVENT OF DEFAULT IS DECLARED WITH RESPECT TO ANY SUCH INDEBTEDNESS, OUR DEBT SERVICE OBLIGATIONS COULD BE ACCELERATED.

   If we breach any of the material financial covenants under our various indebtedness, such as the Convertible Debentures, or if an event of default is declared with respect to any such indebtedness, our substantial debt service obligations could be accelerated. In the event of any such simultaneous acceleration, we would not be able to repay all of the indebtedness.

EMPLOYEES

   As of December 31, 2004, we had 362 employees, including 308 operating personnel and 54 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good.

EXECUTIVE OFFICERS AND KEY MANAGERS OF THE REGISTRANT

   The name, age and offices held by each of the executive officers and key managers as of March 28, 2005 are as follows:

      NAME          AGE                         POSITION
----------------    ---  --------------------------------------------------------
James C. Eckert     55   President and Chief Executive Officer
G. Darcy Klug       53   Executive Vice President
Rene VandenBrand    47   Vice President - Aviation Services
Shawn Rice          43   Vice President - Quality Health Safety and Environmental

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

   G. DARCY KLUG was promoted to the position of Executive Vice President in March 2004. He joined us as our Chief Financial Officer in May 2001, after being involved in private investments since 1987. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various financial positions with Galveston-Houston Company, a manufacturer of oil and gas equipment listed for trading on the New York Stock Exchange. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now PricewaterhouseCoopers).

   RENE VANDENBRAND joined the Company as its Vice President - Aviation Services in August 2004. In this capacity, Mr. VandenBrand is responsible for the overall business and administrative functions of the Company's aviation operations. Since 1995, Mr. VandenBrand held various management positions with Veritas DGC Inc., including Vice President of Business Development and Senior Vice President Finance & Business Development of Land Acquisitions. Prior to joining Veritas, Mr. VandenBrand was a partner with Coopers & Lybrand (now PricewaterhouseCoopers) in Calgary, Alberta. He holds an undergraduate degree in Business

Administration from Wilfrid Laurier University and a Master of Business Administration from the University of Calgary. He holds certifications as a Chartered Accountant, a Chartered Financial Analyst and a Chartered Business Valuator.

   SHAWN RICE joined OMNI as its Vice President - QHSE (Quality, Health, Safety and Environment) in 2004, after more than twenty years of international and domestic management experience with WesternGeco, a joint venture of Schlumberger and Baker Hughes. Since December 2000, Mr. Rice held the position of Vice President, QHSE for WesternGeco's worldwide operations. In this capacity he developed and managed all aspects of WesternGeco's QHSE structure, systems and programs for more than 16,000 employees. Prior to December 2000, Mr. Rice held various management positions with Western Geophysical, including Business Services Manager responsible for Human Resources, QHSE and training for more than 8,000 employees. He holds an engineering degree from Colorado School of Mines.

ITEM 3. LEGAL PROCEEDINGS

   We are involved in various legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows. In addition, we are subject to the proceedings discussed below.

   On February 13, 2004, we commenced litigation against Steven Stull, a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A Convertible 8% Preferred Stock ("Series A Preferred") rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred, the suit requests the court to determine that the Unanimous Consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert the Series A Preferred. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or
(b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to ACP as a result of the November 7, 2000 actions.

   On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) we and the executive officers misrepresented material facts and failed to disclose material facts related to the intention to redeem the Series A Preferred and our Series B Convertible 8% Preferred Stock (the "Series B Preferred"), and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our executive officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefore will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it could aversely affect our financial condition, results of operations and cash flows.

   On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the "16(b) litigation") against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the "Debenture Holders"). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

   On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund ("Portside"), notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the "Portside Debentures"). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. As of April 15, 2005, we have not redeemed any of the Portside Debentures. Portside also notified us of its intention to commence a civil action against us to obtain a judgment with respect to all amounts owed to it under the Portside Debentures.

   Portside's acceleration of the maturity of the Debentures and its potential commencement and prosecution of a civil action against us to obtain a judgment with respect to all amounts owed to it under the Debentures are subject to the terms of certain Subordination and Intercreditor Agreements (the "Subordination Agreements") between the Debenture Holders and Webster Business Credit Corporation (the "Agent"). Pursuant to the Subordination Agreements, Portside is not authorized to receive payments in respect to the Debentures as a result of the acceleration of the maturity of the debentures or enforce any such judgment without the prior written consent of Agent, except upon the earliest to occur of, among other things, (i) acceleration of the senior debt, (ii) commencement of enforcement of any rights and remedies under the senior debt documents or applicable law with respect to the senior debt or the senior debt documents,
(iii) the institution of any Proceeding (as defined in the Subordination Agreements), or (iv) the passage of 180 days from the date on which Agent received written notice of the default from Portside.

   To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation and pursue all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Our special meeting of stockholders was held at our principal executive offices at 4500 NE Evangeline Thruway, Carencro, Louisiana on Tuesday, November 30, 2004. As disclosed in our proxy statement filed with the Securities and Exchange Commission ("SEC"), the following was the item submitted for consideration and the corresponding outcome of the stockholder vote:

      The increase in the number of shares issuable under the Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan was approved by a total of 3,105,356 (50.6%) of the total votes cast of 5,945,370, including 135,235 abstentions. There were 5,814,653 broker non-votes.

   No other business was submitted before the meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   Our Common Stock is listed for quotation on the Nasdaq National Market under the symbol "OMNI." At March 28, 2005, we had approximately 5,500 stockholders of record of Common Stock. The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated.

                      HIGH      LOW
                    -------   -------
2004

First quarter....   $  9.00   $  4.76
Second quarter...   $  7.80   $  4.22
Third quarter....   $  5.35   $  2.95
Fourth quarter...   $  4.94   $  1.65

2003

First quarter....   $  1.14   $  0.75
Second quarter...   $  1.98   $  0.81
Third quarter....   $  2.80   $  1.49
Fourth quarter...   $  7.48   $  2.19

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

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  TOTAL NUMBER OF     MAXIMUM NUMBER OF
                                                                 SHARES PURCHASED      SHARES THAT MAY
                                 TOTAL NUMBER OF                AS PART OF PUBLICLY    YET BE PURCHASED
                                     SHARES        PRICE PAID     ANNOUNCED PLANS     UNDER THE PLANS OR
            PERIOD                  PURCHASED       PER SHARE     OR PROGRAMS (1)          PROGRAMS
------------------------------   ---------------   ----------   -------------------   ------------------
10/01/04 - 10/31/04
   Series A Preferred.........          --              --               --                    --
   Series B Preferred.........          --              --               --                    29
11/01/04 - 11/30/04
   Series A Preferred.........          --              --               --                    --
   Series B Preferred.........          --              --               --                    --
12/01/04 - 12/31/04
   Series A Preferred.........          --              --               --                    --
   Series B Preferred.........          --              --               --                    --
TOTAL
   Series A Preferred.........          --              --               --                    --
   Series B Preferred.........          --              --               --                    29

(1) Our Board of Directors approved the repurchase of up to 7,500 shares of Series A Preferred and up to 4,600 shares of Series B Preferred having a value of up to $12.1 million, plus accrued dividends in the aggregate, pursuant to the terms and conditions of the preferred stock (see Note 9).

EQUITY COMPENSATION PLAN INFORMATION

   The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004:

                                                                                            (C)
                                                                                         NUMBER OF
                                                                                        SECURITIES
                                                  (A)                                    REMAINING
                                               NUMBER OF                               AVAILABLE FOR
                                           SECURITIES TO BE                           FUTURE ISSUANCE
                                            ISSUED UPON THE          (B)               UNDER EQUITY
                                              EXERCISE OF     WEIGHTED AVERAGE         COMPENSATION
                                              OUTSTANDING     EXERCISE PRICE OF      PLANS (EXCLUDING            (D)
                                               OPTIONS,          OUTSTANDING            SECURITIES       TOTAL OF SECURITIES
                                             WARRANTS AND     OPTIONS, WARRANTS        REFLECTED IN         REFLECTED IN
               PLAN CATEGORY                    RIGHTS           AND RIGHTS          COLUMNS (A) & (B)    COLUMNS (A) & (C)
----------------------------------------   ----------------   -----------------      -----------------   -------------------
Equity Compensation Plans Approved by
  Stockholders..........................       1,415,181          $  2.65               1,084,819             2,500,000
Equity Compensation Plans Not Approved
  by Stockholders.......................          69,578          $  2.33                  30,422               100,000
                                               ---------                                ---------             ---------
   Total................................       1,484,759          $  2.63               1,115,241             2,600,000
                                               =========                                =========             =========

PLAN NOT APPROVED BY STOCKHOLDERS

   In January 1999, we approved the Amended OMNI Energy Services Corp. 1999 Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of our Common Stock to non-officer employees of our company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase stockholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the effective date of the grant. A total of 100,000 shares of Common Stock are authorized, of which 30,422 remain available for issuance at December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data as of and for the five years ended December 31, 2004 are derived from our audited consolidated financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The per share data gives retroactive effect to the one for three reverse stock split effective July 3, 2002.

   The financial statements for the years ended December 31, 2000 and through 2001 were audited by Arthur Andersen LLP ("Andersen"), who has ceased operations.

                                                                                            YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------------------
                                                                              2000       2001       2002       2003       2004
                                                                           ----------  ---------  ---------  ---------  --------
                                                                                   (IN THOUSANDS,  EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Operating revenue.......................................................   $  16,563   $ 23,686   $ 27,685   $ 35,823   $ 51,634
Operating expenses
   Direct costs.........................................................      16,586     17,696     18,558     24,352     35,870
   Depreciation and amortization........................................       4,042      3,366      3,684      3,879      5,350
   General and administrative expense...................................       5,583      2,957      3,571      4,251     10,410
                                                                           ---------   --------   --------   --------   --------
      Total operating expenses..........................................      26,211     24,019     25,813     32,482     51,630
Asset impairment and other charges......................................      11,284        632         --         --      4,174
                                                                           ---------   --------   --------   --------   --------
Operating income (loss).................................................     (20,932)      (965)     1,872      3,341     (4,170)
Interest expense........................................................       3,012      1,300      1,179      1,397      5,177
Loss on debenture conversion inducement and debt extinguishment.........          --         --         --         --      1,008
Other expense (income), net.............................................       1,846     (7,929)      (115)      (114)       814
                                                                           ---------   --------   --------   ---------  --------
Income (loss) before income taxes.......................................     (25,790)     5,664        808      2,058    (11,169)
Income tax benefit......................................................          --         --        400      1,600         --
                                                                           ---------   --------   --------   --------   --------
Income (loss) before minority interest..................................     (25,790)     5,664      1,208      3,658    (11,169)
Minority interest and income (loss) of Subsidiaries.....................         (17)        --         --         --         --
                                                                           ---------   --------   --------   --------   --------
Net income (loss) from continuing operations............................     (25,773)     5,664      1,208      3,658    (11,169)
Loss from discontinued operations.......................................          --         --         --       (175)    (3,086)
                                                                           ---------   --------   --------   --------   --------
Net income..............................................................     (25,773)     5,664      1,208      3,483    (14,255)
Accretion of preferred stock and preferred stock dividends..............          --       (726)      (484)      (484)      (490)
                                                                           ---------   --------   --------   --------   --------
Net earnings (loss) applicable to common and common equivalent shares...   $ (25,773)  $  4,938   $    724   $  2,999   $(14,745)
                                                                           =========   ========   ========   ========   ========
Basic Income (loss) per common share:
    Income from continuing operations...................................   $   (4.43)  $   0.55   $   0.08   $   0.36   $  (1.07)
    Loss from discontinued operations...................................          --         --         --      (0.02)     (0.28)
                                                                           ---------   --------   --------   --------   --------
    Net Income applicable to common and common equivalent shares........   $   (4.43)  $   0.55   $   0.08   $   0.34   $  (1.35)
                                                                           =========   ========   ========   ========   ========
Diluted Income (loss) per common share:
    Income from continuing operations...................................   $   (4.43)  $   0.50   $   0.08   $   0.33   $  (1.07)
    Loss from discontinued operations...................................          --         --         --      (0.02)     (0.28)
                                                                           ---------   --------   --------   --------   --------
    Net Income applicable to common and common equivalent shares........   $   (4.43)  $   0.50   $   0.08   $   0.31   $  (1.35)
                                                                           =========   ========   ========   ========   ========
Number of Weighted Average Shares:
    Basic...............................................................       5,819      9,015      8,739      8,772     10,884
    Diluted.............................................................       5,819      9,844      8,745     11,362     10,884

                                                                DECEMBER 31,
                                            ---------------------------------------------------
                                              2000      2001       2002       2003       2004
                                            -------    -------    -------    -------    -------
BALANCE SHEET DATA:
  Total assets............................  $34,624    $38,448    $41,325    $50,289    $65,913
  Long-term debt, less current maturities.    8,500      9,289      8,340      9,624     12,852
  Preferred Stock.........................    7,500     11,616     12,100     12,100         29
  Total Equity............................    8,018     18,560     19,781     24,386      4,864

                                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                    2000       2001         2002       2003        2004
                                                                 ---------   ---------   ---------   ---------   ---------
STATEMENT OF CASH FLOW DATA:
   Net cash provided by (used in) operating activities.....      $  (5615)   $  6,355    $  5,015    $  5,664    $  8,121
   Net cash provided by (used in) investing activities.....           942        (155)     (1,901)     (4,158)    (13,037)
   Net cash provided by (used in) financing activities.....         4,890      (5,284)     (3,643)     (1,638)      7,568

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed under the headings "Cautionary Statements," "Risk Factors," and "Forward Looking Statements" provided by us pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

   This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes contained herein.

RECENT DEVELOPMENTS

   On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the "16(b) litigation") against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the "Debenture Holders"). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

   On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund ("Portside") notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the "Portside Debentures"). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. As of April 15, 2005, we have not redeemed any of the Portside Debentures. Portside also notified us of its intention to commence a civil action against us to obtain a judgment with respect to all amounts owed to it under the Portside Debentures.

   Portside's acceleration of the maturity of the Debentures and its potential commencement and prosecution of a civil action against us to obtain a judgment with respect to all amounts owed to it under the Debentures are subject to the terms of certain Subordination and Intercreditor Agreements (the "Subordination Agreements") between the Debenture Holders and Webster Business Credit Corporation (the "Agent"). Pursuant to the Subordination Agreements, Portside is not authorized to receive payments in respect to the Debentures as a result of the acceleration of the maturity of the debentures or enforce any such judgment without the prior written consent of Agent, except upon the earliest to occur of, among other things, (i) acceleration of the senior debt, (ii) commencement of enforcement of any rights and remedies under the senior debt documents or applicable law with respect to the senior debt or the senior debt documents,
(iii) the institution of any Proceeding (as defined in the Subordination Agreements), or (iv) the passage of 180 days from the date on which Agent received written notice of the default from Portside.

   To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation and pursue all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.

RESTATEMENT OF FINANCIAL STATEMENTS

   Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the balance sheet as of December 31, 2003 has been restated to classify the Line of credit as required by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." Accordingly, the previously filed Form 10-K/A, for the year ended December 31, 2003 should not be relied upon.

   Furthermore, we have restated our previously issued unaudited financial statements for the two interim periods ended June 30, 2004 and September 30, 2004 to correct an error that arose as a result of the incorrect calculation of the valuation of certain warrants and the beneficial conversion features originally recorded on certain convertible debentures entered into during April 2004. This error resulted in an understatement in the amount recorded as convertible debentures, net of discounts and an overstatement in the amount recorded as additional paid in capital of $1.4 million. Furthermore, the amount of these debt discounts, the beneficial conversion features and loss on extinguishments of debt charged to expense were overstated. In addition, we have restated our previously issued unaudited financial statements for the first two interim periods of 2004 to correctly classify our Line of Credit as a long-term liability.

   All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in Note 14 to the consolidated financials statements in this Form 10-K.

   Due to restatements of the consolidated financial statements previously filed with the Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 such financial statements contained in these Form 10-Q should no longer be relied upon.

GENERAL

   DEMAND FOR OUR SERVICES. We receive our revenues from customers in the energy industry. Demand for our services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data and oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. The level of activity for our services is primarily influenced by the level of capital expenditures by oil and gas companies.

   A number of factors affect the decision of oil and gas companies to pursue the acquisition of seismic data and the exploration for oil and gas, including
(i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies' interest in obtaining the information is also a factor, as some geophysical companies will acquire seismic data on a speculative basis.

   During 1999, with the reduction in the price of oil and gas, we began to experience a decrease in demand for our services which continued through 2000 but, in 2001, the oil and gas industry experienced a rebound and has remained strong since then. Increased capital expenditure budgets by oil and gas companies generally result in increased demand for our services. For the years ended December 31, 2002, 2003 and 2004, our operating revenues were $27.7 million, $35.8 million, and $51.6 million, respectively.

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

   YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004:

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                      2003          2004
                                                                   ---------     ---------
                                                                       (in thousands)
Operating revenue................................................  $ 35,823      $ 51,634
Operating expenses...............................................
   Direct costs..................................................    24,352        35,870
   Depreciation and amortization.................................     3,879         5,350
   General and administrative expenses...........................     4,251        10,410
                                                                   --------      --------
      Total operating expenses...................................    32,482        51,630
Asset impairment and other charges...............................        --         4,174
                                                                   --------      --------
Operating income (loss)..........................................     3,341        (4,170)
Interest expense.................................................     1,397         5,177
Loss on debenture conversion inducement and debt extinguishment..        --         1,008
Other expense (income)...........................................      (114)          814
                                                                   --------      --------
Income (loss) before taxes.......................................     2,058       (11,169)
Income tax benefit...............................................     1,600            --
                                                                   --------      --------
Net income (loss) from continuing operations.....................     3,658       (11,169)
Loss from discontinued operations................................      (175)       (3,086)
                                                                   --------      --------
Net income (loss)................................................     3,483       (14,255)
Accretion of preferred stock and preferred stock dividends.......      (484)         (490)
                                                                   --------      --------
Net income (loss) available to common stockholders...............  $  2,999      $(14,745)
                                                                   ========      ========

   Operating revenues increased 44%, or $15.8 million, from $35.8 million to $51.6 million for the years ended December 31, 2003 and 2004, respectively, of which $8.7 million of this increase was due to the June 30, 2004 acquisition of Trussco, Inc. ("Trussco"). Additionally, aviation revenue increased $8.1 million as a result of an increase in flight hours. The increase in flight hours was due primarily to the November 2003 acquisition of American Helicopters, Inc. ("AHI"), the addition of new aircraft in 2004 and the commencement of a new, five-year aviation contract with a significant offshore exploration and production company. As discussed in Note 13 to the consolidated financial statements, $2.8 million in aviation revenue is included in the loss from discontinued operations for the year ended December 31, 2004 and $0.9 million for 2003. Drilling revenues decreased slightly from $31.6 million for the year ended December 31, 2003 to $30.6 million for the year ended December 31, 2004 due to permitting and weather-related delays. Operating revenues are expected to increase in 2005, as the demand for, and range of, our services continue to improve and because we will include a full year of operations for Trussco.

   Direct costs increased 47%, or $11.5 million, from $24.4 million in 2003 to $35.9 million in 2004. Operating payroll expense increased $4.4 million from $11.2 million to $15.6 million for the years ended December 31, 2003 and 2004, respectively. Payroll costs from the Trussco acquisition accounted for $3.2 million of the increase. Repairs and maintenance expenses increased $0.6 million from 2003 to 2004, with $0.9 million of the increase related to the aviation division, which is consistent with their increase in revenues, $0.2 million of the increase related to Trussco and the remaining $0.5 million decrease related to the drilling division. Explosives expense increased $1.7 million due to an increase in the cost of explosives on jobs performed in 2004. Contract services increased $0.9 million company-wide, of which our drilling division accounted for a $1.3 million increase with an offsetting decrease of $0.6 million from our permitting division. In 2004, we contracted third parties exclusively to provide services for heliportable drilling in the Rocky Mountains where we no longer provide these specialized drilling services. In 2004, we also contracted third parties to provide airboat drilling services during a period when most of our available employees were working on other projects. Fuel and oil expenses increased $0.9 million from the year ended December 31, 2003 to the year ended December 31, 2004, which is consistent with the increase in aviation revenues. Due to the increase in revenue-producing assets between the periods ended December 31, 2003 and 2004, insurance expense increased $0.6 million. Other direct costs increased $2.3 million, of which Trussco accounted for $1.0 million. As discussed in Note 13 to the Consolidated Financial Statements, $4.1 million in aviation direct costs are included in the loss from discontinued operations for the year ended December 31, 2004 and $0.6 million for the year ended December 31, 2003. While operating expenses are expected to continue to increase in 2005 as operating revenues increase, we expect these expenses to remain consistent as a percentage of revenues.

   Depreciation and amortization costs increased 38%, or $1.4 million, from $3.9 million in 2003 to $5.4 million in 2004. Depreciation expense increased $1.1 million due to the increase in revenue-producing assets, primarily from the acquisitions of Trussco in June 2004 and AHI in November 2003. As a result of management's first quarter 2004 change in the aviation fleet's estimated residual value, depreciation expense decreased by approximately $0.3 million compared to 2003. Additionally, amortization expense increased by $0.6 million resulting primarily from amortization of intangible assets related to the Trussco acquisition.

   General and administrative expenses increased $6.1 million from $4.3 million for 2003 to $10.4 million for 2004. Of this increase $2.2 million is attributable to the Trussco acquisition, $2.7 million is related to professional services and $0.4 million is related to payroll increases. Other general and administrative expense increased by $0.8 million. General and administrative expenses are expected to increase slightly in 2005 due to a full year's inclusion of expenses resulting from our acquisition of Trussco, however, we expect to take advantage of synergies relating to this acquisition, as well as, maintain stringent controls of these costs.

   During 2004, we recorded asset impairment charges of $4.2 million (See Note 1 to the Consolidated Financial Statements) related to the revaluation of certain aviation equipment and prepaid repairs and assets held for sale resulting in a change to expense of $0.6 million, $3.0 million and $0.6 million, respectively. There was no impairment charge required to be recorded in 2003.

   Interest expense was $5.2 million for the year ended December 31, 2004 compared to $1.4 million for the year ended December 31, 2003. The increase was partially attributable to increased levels of debt including the convertible debentures coupled with increased interest rates between the periods. Also, $1.6 million of the increase related to amortization of deferred loan costs and $0.9 million related to the amortization of debt discounts originally recorded in conjunction with the convertible debentures in early 2004. We expect to manage our senior debt facility as we explore strategic business opportunities.

   We recorded a $1.1 million accounting loss in connection with the inducement for early extinguishment of a portion of our convertible debentures during 2004. There was no such charge in 2003.

   Other expense (income) decreased from income of $0.1 million to expense of $0.8 million. This increase in expense was due to costs incurred as a result of financing transactions that did not close and the loss on the disposal of two aircraft.

   In 2003, we reversed $1.6 million of the net operating loss carry-forwards previously reserved. There were no taxes recorded in 2004 due to the significant net operating loss incurred. During 2004, the entire amount of the net operating loss carryforward generated was fully reserved as it was determined that more likely than not this increase in deferred tax asset would not be realized in the future.

   In 2003, we incurred $0.4 million in expenses related to the discontinuation of our South American operations and we reported $0.2 million in income related to the discontinuation of our Aviation operations in Brazoria, Texas. In 2004, we incurred approximately $3.1 million in expenses related to the discontinuation of operations in our Brazoria, Texas facility in connection with our decision to exit that market (See Note 13 to the Consolidated Financial Statements).

   Accretion of preferred stock and preferred stock dividends remained constant at $0.5 million for the years ended December 31, 2003 and 2004. Due to the redemption of substantially all of the Preferred Stock during 2004, Preferred Stock dividends and accretion will not be material in the future.

   YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                       2002           2003
                                                                  ------------    ------------
                                                                         (in thousands)
Operating revenue..............................................   $     27,685    $     35,823
Operating expenses.............................................
   Direct costs................................................         18,558          24,352
   Depreciation and amortization...............................          3,684           3,879
   General and administrative expenses.........................          3,571           4,251
                                                                  ------------    ------------
      Total operating expenses.................................         25,813          32,482
                                                                  ------------    ------------
Operating income...............................................          1,872           3,341
Interest expense...............................................          1,179           1,397
Other (income) expense.........................................           (115)           (114)
                                                                  ------------    -------------
Income before taxes............................................            808           2,058
Income tax benefit.............................................            400           1,600
                                                                  ------------    ------------
Net income from continuing operations..........................          1,208           3,658
Loss from discontinued operations..............................             --            (175)
                                                                  ------------    ------------
Net income.....................................................          1,208           3,483
Accretion of preferred stock and preferred stock dividends.....           (484)           (484)
                                                                  ------------    ------------
Net income applicable to common and common equivalent shares...   $        724    $      2,999
                                                                  ============    ============

   Operating revenues increased 29%, or $8.1 million, from $27.7 million to $35.8 million for the years ended December 31, 2002 and 2003, respectively. This increase was due primarily to improved market conditions in the geophysical industry in 2003. As a result, drilling revenues increased $7.0 million from $24.6 million for the year ended December 31, 2002 to $31.6 million for the year ended December 31, 2003. Aviation revenues increased $1.1 million from $3.1 million for the year ended December 31, 2002 to $4.2 million for the year ended December 31, 2003, as we continued to concentrate on the more profitable offshore market and, to a limited extent in the fourth quarter, our acquisition of AHI. During the year ended December 31, 2003, $0.9 of revenue has been re-classified into discontinued operations, as a result of the abandonment of the Brazoria, Texas operations during 2004.

   Direct costs increased 31%, or $5.8 million, from $18.6 million in 2002 to $24.4 million in 2003. Operating payroll expense increased $2.0 million from $9.2 million to $11.2 million for the years ended December 31, 2002 and 2003, respectively. Also, as a result of the increased activity levels in 2003 as compared to 2002, explosives expenses, repairs and maintenance expenses, fuel and oil expenses, and insurance expense increased $1.6 million, $1.4 million, $0.5 million, and $0.3 million, respectively.

   Depreciation and amortization costs increased 5%, or $0.2 million, from $3.7 million in 2002 to $3.9 million in 2003. Depreciation expense increased $0.2 million due to the increase in revenue-producing assets between the periods ended December 31, 2002 and 2003, respectively.

   General and administrative expenses increased $0.7 million from $3.6 million for 2002 to $4.3 million for 2003 due to realized savings in 2002 from renegotiated lease and vendor agreements and lower legal expenses offset by a $0.4 million commission received as a result of our agreement to facilitate the private placement of approximately 1,650,000 shares of our common stock owned by an affiliate and certain investors.

   Interest expense was $1.4 million for the year ended December 31, 2003 compared to $1.2 million for the year ended December 31, 2002. Amortization expense increased by $0.2 million resulting from a one time amortization expense due to the refinancing of a more favorable senior credit facility, revolving line of credit and equipment term loan.

   Other income remained consistent at $0.1 million for each of the years ended December 31, 2003 and 2002.

   In 2003, we reversed $1.6 million of the net operating loss carry-forwards previously reserved compared to $0.4 million of this related reserve reversed in 2002. It was determined that recent profitability indicated that the full reserve on our deferred tax assets was not required as a portion was determined to be realizable in future periods.

   In 2003, we incurred $0.4 million in expenses related to the discontinuation of the South American operations and Aviation income of $0.2 million with no corresponding expense recorded in 2002. We had previously announced our determination to discontinue our seismic operations in South America until market conditions for seismic activity improved in South America.

   Accretion of preferred stock and preferred stock dividends remained constant at $0.5 million for the years ended December 31, 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 2004, we had approximately $1.0 million in cash on hand as compared to approximately $0.6 million at December 31, 2003. At December 31, 2004, we had a working capital deficit of approximately $22.1 million as compared to available working capital of approximately $2.2 million at December 31, 2003. Our decrease in working capital was due to the operating losses in 2004 as well as an increase in our borrowings under our line of credit and the classification of our Convertible Debentures as a current liability. Classification of these amounts as a current liability is due, in part, to certain alleged events of defaults on the instrument.

   Cash provided by operating activities was $8.1 million, $5.5 million and $5.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. The largest contributing factors in all years were a result of non-cash transactions and increases in accounts payable.

   In August 2003, we completed a new $1.65 million real estate loan with a bank. The proceeds were used to repay the existing real estate loan, the principal balance of which totaled $1.7 million. We recorded a gain on the early extinguishment of real estate debt of $0.01 million which was recognized as a reduction of general and administrative expenses in the second quarter of 2003. The new real estate loan is payable in 240 equal monthly installments of $10,042 with interest accruing at the prime interest rate plus 1.5% and is secured by our corporate office, real estate and fabrication and maintenance facilities.

   On November 20, 2003, we purchased American Helicopters, Inc. ("AHI") for an aggregate acquisition price of $5.4 million including $4.6 million of cash and the assumption of $0.8 million of certain liabilities. AHI operated 17 helicopters from base locations in Louisiana and Texas and was headquartered in Angleton, Texas. The infrastructure received through this acquisition significantly increased our ability to provide aviation services to oil and gas companies operating in the offshore waters in the Gulf of Mexico. The results of American's operations have been included in our consolidated financial statements since the acquisition date.

   In December 2003, we completed a $11.0 million senior credit facility with a bank including an $8.0 million working capital revolving line of credit (the "Line") and a $3.0 million term loan. The proceeds were used to repay $2.8 million of our term debt, refinance our then existing revolving line of credit and provide working capital. In connection with the acquisition of Trussco on June 30, 2004, the Line was increased to $12.0 million.

   Availability under the Line is the lower of: (i) $12.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lessor of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (6.75% at December 31, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of December 31, 2004, we had $9.2 million outstanding under the Line, of which $7.3 million resulted from the acquisition of Trussco for cash. The weighted-average interest rate on borrowings under our revolving lines of credit was 5.7% and 6.0% for the years ended December 31, 2003 and 2004, respectively. Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of December 31, 2004, as required by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement". Furthermore, due to the Convertible Debentures being in default and cross default provisions within the Line of Credit Agreement, the Line is also in default.

   On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively "Trussco) for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders ("Stockholder Notes") maturing in June 2007, and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offers cross-selling opportunities with our aviation transportation division. Correspondingly, $4.6 million was allocated to intangible assets attributable to customer lists and other industry-specific intangible assets. The results of Trussco operations are included in our consolidated financial statements since the date of the acquisition.

   On October 21, 2004, we completed a $6.5 million senior secured loan ("Bridge Loan") with Beal Bank, SSB. The Bridge Loan accrued interest at the rate of 12% per annum, matured January 15, 2005, and is collateralized by specific seismic assets, certain Trussco equipment and three Bell helicopters. The proceeds were used to repay debt, pay the October Put Option on the Convertible Debentures discussed below and for working capital purposes.

   On January 21, 2005, we entered into a forbearance agreement with Beal Bank, SSB take off period, which increased the interest rate from 12% to 17% and extended the maturity of the Bridge Loan to March 15, 2005. The forbearance agreement has been amended to extend the maturity to April 15, 2005. In connection with the execution of the forbearance agreement and the extension thereof, we have reduced the outstanding principal balance by $0.6 million subsequent to December 31, 2004. We are currently in negotiations to extend the maturity date of the Bridge Loan. Furthermore, due to the line being in default and cross default provisions within the Bridge Loan Agreement, the Bridge loan is in default.

   Long-term debt consists of the following at December 31:

                                                                                                                DECEMBER 31,
                                                                                                            -------------------
                                                                                                              2003        2004
                                                                                                            --------    -------
                                                                                                               (in thousands)
Notes payable to a finance company with interest at 10.24% maturing May 18, 2008
  secured by an aircraft .................................................................................  $    207    $   168
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (6.12 % and 7.42% at
  December 31, 2003 and 2004 respectively) maturing July 31, 2006, secured by various property and
  equipment ..............................................................................................     1,145        867
Notes payable to a bank with interest payable at Prime plus 1.5% (5.5% and 6.75% at December 31, 2003
  and 2004 respectively) maturing July 31, 2023, secured by real estate ..................................     1,633      1,392
Notes payable to a bank with interest payable at Prime plus 1.75% (5.75% at December 31, 2003
  respectively) maturing December 31, 2006, secured by various property and equipment ....................     3,000         --
Notes payable to a finance company with interest at 8% maturing January 1, 2007, secured by various
  aircraft ...............................................................................................     1,838         --
Notes payable to a finance company with interest at 6.26% maturing March 17, 2006, secured by various
  aircraft ...............................................................................................        --      1,697
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by an aircraft ...........        --        238
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real
  estate .................................................................................................        --        214
Notes payable to a bank, with interest at 12%, maturing April 15, 2005, secured by various property and
  equipment ..............................................................................................        --      6,500
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at
  5% maturing in June 2007 ...............................................................................        --      3,000
Other debt ...............................................................................................        --         86
Capital lease payable to leasing companies secured by vehicles ...........................................       491      1,198
Capital leases payable to finance companies secured by various aircraft ..................................     3,361      9,100
                                                                                                            --------    -------
    Total ................................................................................................    11,675     24,460
  Less: Current maturities ...............................................................................     2,051     11,608
                                                                                                            --------    -------
  Long-term debt, less current maturities ................................................................  $  9,624    $12,852
                                                                                                            ========    =======

CONVERTIBLE DEBENTURES

   Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes model. The value of these warrants were recorded as debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The issuance of the Debentures was made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

   On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.20 per share, and
(ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The issuance of the Debentures was made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

   Total proceeds of $14.2 million was received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Preferred Stock and dividends in February 2004, $4.9 million was used to redeem the Series B Preferred Stock and dividends in March and April 2004 and the balance used for working capital purposes (See Note 9 to the Consolidated Financial Statements).

   The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the period in which the debentures can be put to the Company. A total of $0.9 million is included in interest expense and $0.2 million loss on extinguished related to the amortization of the debt discounts for the year ended December 31, 2004. Due to the debentures being in default the entire amount of the debt discount has been charged to expense as of December 31, 2004.

   Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the "Put Option"). We registered 5,012,237 shares effective June 30, 2004 covering the common stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. Management's intent was to redeem the Put Options with cash upon receipt of notice from the debenture holders. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, shares of our common stock. If we elect to pay the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would deliver is equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We have not redeemed for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December 2004 and January, February, March and April 2005.

   As provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received Put Option payments of $1.3 million in principal, plus accrued interest, each on August 5, 2004, on September 9, 2004 and on October 25, 2004. In accordance with APB Opinion No. 26, we recorded $1.1 million as a loss on extinguishment of debt in 2004 as a result of the early extinguishment of these portions of the Debentures. (See Note 4 to the Consolidated Financial Statements)

   On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the "Amendment") with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted the Company, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of this conversion and in accordance with the requirements of SFAS No 84, "Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26," we recorded $0.9 million in debt conversion expense in 2004.

   On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the "16(b) litigation") against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the "Debenture Holders"). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

   On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund ("Portside") notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the "Portside Debentures"). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. As of April 15, 2005, we have not redeemed any of the Portside Debentures. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures. To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation, as well as, pursuing all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.

CAPITAL RESOURCES

   Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2002, we acquired the assets of AirJac Drilling and approximately $0.4 million of new vehicles accounted for as a capital lease. In 2003, we acquired American Helicopters, Inc. of which approximately $3.5 million of aircraft are accounted for as capital leases and purchased approximately $0.2 million of new vehicles are accounted for as capital leases. In 2004, we acquired Trussco, Inc. (See
Note 12 to the Consolidated Financial Statements), purchased approximately
$6.4 million of aircraft which are accounted for as capital leases and purchased approximately $0.8 million of new vehicles which are accounted for as capital leases. In 2005, we plan to continue to explore strategic business opportunities, continue renewal of our rolling stock and expand and upgrade Trussco's operations.

GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered a significant loss from operations during the current year, has a working capital deficit, is currently in default on certain of its debt instruments, and will require capital funding from sources other than operations to meet its current debt obligations. In the past two years, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of equity or debt securities to fund the Company's debt service obligations and its operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

   The Company is in the process of securing capital from prospective investors, that if successful, in conjunction with cash flows from operations and sales of certain non-core assets, will be used to fund its current debt service obligations and serve to mitigate the factors that have raised doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

RELATED PARTY TRANSACTIONS

   During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate (See Note 9 to the Consolidated Financial Statement for the accounting for preferred stock). In February 2004 and April 2004, we issued $10 million and $5.05 million, respectively, of 6.5% Subordinated Convertible Debentures (See
Note 4 to the Consolidated Financial Statements). The proceeds were used to redeem $8.2 million of the Series A Preferred Stock outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2004 there are no Series A Preferred outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends. At December 31, 2004, 29 shares of Series B Preferred Stock remain outstanding.

   In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 warrants were transferred in 2003 to settle certain litigation (See Note 9 to the Consolidated Financial Statements) and 858,678 warrants were cancelled in 2003. The balance of 761,100 warrants was exercised in the first quarter of 2004 at an exercise price of $2.25.

   During 2003, we entered into an agreement to facilitate the private placement of approximately 1,650,000 shares of our common stock owned by an affiliate and certain investors. The sale of the stock covered by this agreement closed in the fourth quarter of 2003, resulting in our receipt of $0.4 million cash which is reflected as a reduction in our general and administrative expenses in the accompanying Consolidated Financial Statements.

   During 2003, in order to facilitate a settlement of ongoing litigation between certain of our affiliates, we agreed to re-price and extend the maturity dates of certain warrants owned by the defendant affiliates but transferred in settlement of the litigation to the plaintiff affiliates. The exercise prices of the transferred warrants ranged from $2.25 - $6.00 per share. The maturity dates of the transferred warrants ranged from November 1, 2004 to July 1, 2005. The transferred warrants were re-priced at $1.54 per share and the maturity dates were extended to November 1, 2006. Our statement of operations includes a non-recurring charge of approximately $0.1 million representing the differences in the fair market value of the originally issued warrants and the re-priced warrants. In 2004 all re-priced warrants were exercised.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   The discussion and analysis of financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

   We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding the parties' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful account may be required. Due to the nature of our industry, we may periodically have concentration of credit risks. As a result, adjustments to the allowance for doubtful accounts may be significant.

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

   We maintain insurance coverage for various aspects of our business and operations. We retain a portion of losses that occur through the use of deductibles and, to a limited extent, self-funded insurance programs. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

CONTRACTUAL COMMITMENTS

   On June 30, 2004, we amended Restricted Stock Incentive Agreements with certain executive officers into Amended and Restated Incentive Agreements (collectively referred to hereinafter as the "Incentive Agreements") that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares, respectively. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. Tax equalization payments were also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were fair valued at a per share price of $5.05 at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

   The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders' meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the "Plan"). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was increased after approval by the stockholders. From June 30, 2004 until November 30, 2004 the awards were accounted for under FASB Interpretations
(FIN) No. 28 "Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans" as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be changed to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock and have put into escrow the number of shares of common stock to settle the award. Accordingly the previous unvested portion of the award was charged to expense which totaled $0.8 million and was recorded as compensation expense as of December 31, 2004.

   We also entered into Stock-Based Award Incentive Agreements (hereinafter "SBA") with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee's termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive's death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter "FMV"), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company's common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company's common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company's common stock greater than or equal to $2.50 but less than $10.00, plus
(4) 15% of the FMV of a share of the Company's common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company's common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at December 31, 2004 is $1.4 million but no compensation expense has been recorded at December 31, 2004 because the award is contingent on future events, none of which are considered probable at December 31, 2004.

   In addition, we entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

      In connection with the Trussco acquisition (See Note 12 to the Consolidated Financial Statements), we entered into employment contracts with three former Trussco stockholders effective until December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. Subsequent to December 31, 2004, two of these employment contracts were terminated.

      In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco a promissory note ("Earnout Note") that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3 million, or (ii) the sum of the product of 3.12 times Trussco's average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the thirty-six month period ending December 31, 2006 less the sum of $9 million plus the long-term and former shareholder debt existing as of June 30, 2004 of Trussco that we assumed which totaled $1.5 million. At December 31, 2004, no amounts have been accrued under the terms of the Earnout Note as no amounts are owed.

      We have the following contractual debt obligations as of December 31, 2004:

                                                                               PAYMENTS DUE BY PERIOD
                                                               ----------------------------------------------------
                                                                              LESS THAN        1-3         AFTER
                                                                   TOTAL       1 YEAR         YEARS       4 YEARS
                                                               ------------  -----------   -------------  ---------
Long-term debt...............................................  $     14,162  $     7,279   $       5,465  $   1,418
Capital lease obligations....................................        10,298        4,329           5,037        932
Line of credit...............................................         9,162        9,162              --         --
Convertible debentures.......................................        11,097       11,097              --         --
Insurance notes..............................................         2,500        2,500              --         --
                                                               ------------  -----------   -------------  ---------
  Total Contractual Cash.....................................  $     47,219  $    34,367   $      10,502  $   2,350
                                                               ============  ===========   =============  =========


We have the following operating lease commitments as of December 31, 2004:

                                  PAYMENTS DUE BY PERIOD
                            ----------------------------------
                            2005      2006      2007      2008
                            ----      ----      ----      ----
      Operating leases      $243      $116      $ 36      $ 15
                            ====      ====      ====      ====

      We believe that cash flow generated from operations in 2005 will be sufficient to fund our working capital needs, satisfy our debt service requirements and contractual commitments, and fulfill our un-financed capital expenditure needs for at least the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

      We currently have no off balance sheet arrangements.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The Company is in the process of determining the impact of the requirements of SFAS No. 123(R). The Company believes it is likely that the impact of the requirements of SFAS No. 123(R) will significantly impact the Company's future results of operations and continues to evaluate it to determine the degree of significance.

      In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

SUBSEQUENT EVENTS

      At December 31, 2004, we had certain non-essential aviation assets reported as "Held for Sale" which were ultimately sold subsequent to the year ended December 31, 2004 for $2.9 million in cash and extinguishment of debt. For the twelve month period ended December 31, 2004, we recorded an impairment of $0.6 million representing the write down of these non-essential aviation assets to their expected net realizable value.

      On March 7, 2005, we received a commitment letter from an Institutional Investor to provide us with $50 million of equipment term financing ("Term A Loan"). Under the terms of the commitment letter, funding under the Term A Loan will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan will be used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under Consideration. Closing is subject to negotiation, execution and delivery of loan and contractual documentation reasonably satisfactory to the lender.

      The Term A Loan will mature 60 months after closing and with level amortization of the principal, quarterly in arrears, to a 50% balloon at the maturity date. The Term A Loan will initially accrue interest at the rate of the 30-day LIBOR plus 6.5%, payable quarterly. Further, in connection with the completion of the Term A Loan, the Line (See Note 4) will be increased from $12 million to $15 million, the maturity will be extended to be concurrent with the Term A Loan and will contain cross default provisions.

      On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the "16(b) litigation") against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the "Debenture Holders"). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

      On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund ("Portside") notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the "Portside Debentures"). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures.

      Portside's acceleration of the maturity of the Debentures and its potential commencement and prosecution of a civil action against us to obtain a judgement with repect to all amounts owed to it under the Debentures are subject to the terms of certain Subordination and Intercreditor Agreements (the "Subordination Agreements") between the Debenture Holders and Webster Business Credit Corporation (the "Agent"). Pursuant to the Subordination Agreements, Portside is not authorized to receive payments in respect to the Debentures as a result of the acceleration date of the debentures or enforce any such judgement without the prior written consent of Agent, except upon the earliest to occur of, among other things, (i) acceleration of the senior debt, (ii) commencement of enforcement of any rights and remedies under the senior debt documents or applicable law with respect to the senior debt or the senior debt documents,
(iii) the institution of any Proceeding (as defined in the Subordination Agreements), or (iv) the passage of 180 days from the date on which Agent received written notice of the default from Portside.

      To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation, as well as, pursuing all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.

      In April 2005, we reached a tentative settlement ("Portside Settlement") with Portside. Under the terms of the Portside Settlement, we agreed to pay Portside $1.0 million cash and issue them 500,000 shares of our common stock in exchange for the extinguishment of approximately $2.8 million of our 6.5% Subordinated Convertible Debentures and the dismissal of Portside from the 16(b) litigation. Completion of the Portside Settlement is contingent upon completion of a mutually satisfactory settlement agreement and release from Portside and other Debenture holders.

      On January 21, 2005 we entered into a forbearance agreement with Beal Bank, SSB, which increased the interest rate from 12% to 17% and extended the maturity of the Bridge Loan to March 15, 2005. The forbearance agreement has been amended to extend the maturity to April 15, 2005. In connection with the execution of the forbearance agreement and the extension thereof, we have reduced the outstanding principal balance by $0.6 million. We are currently in negotiations to extend the maturity date of the Bridge loan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2004. All instruments described are non-traded instruments and approximated fair value.

                                                                2005      2006     2007     2008       2009
                                                              --------  -------  --------  -------   --------
                                                                          (DOLLARS IN THOUSANDS)
Long-term debt
 Fixed Rate.................................................  $ 11,284  $ 1,793  $  4,773  $ 3,197   $  1,154
   Average interest rate....................................     10.42%     6.7%      5.9%     8.0%       9.7%
  Variable Rate.............................................  $    324  $   636  $     50  $    53   $  1,196
   Average interest rate....................................       7.3%     7.3%      6.3%     6.3%       6.3%
Short-term debt
 Fixed Rate.................................................  $ 13,597       --        --       --         --
   Average interest rate....................................       6.1%      --        --       --         --
  Variable Rate.............................................  $  9,162       --        --       --         --
   Average interest rate....................................      6.75%      --        --       --         --

INTEREST RATE EXPOSURE

      Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements with fixed interest rates totals $35.8. At December 31, 2004, 9% of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to increase net loss before provision for income taxes by approximately $0.1 million for the year ended December 31, 2004.

FOREIGN CURRENCY RISKS

      We transact 100% of our business in U.S. dollars, thus we are not subject to foreign currency exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Reports of Independent Registered Public Accounting Firms.......................................................     34
Consolidated Balance Sheets as of December 31, 2003 and 2004....................................................     37
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004......................     38
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2002, 2003 and 2004...............     39
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004......................     41
Notes to Consolidated Financial Statements......................................................................     42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
OMNI Energy Services Corp.

      We have audited the accompanying consolidated balance sheet of OMNI Energy Services Corp. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNI Energy Services Corp. at December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

      As referred to in Note 1, the accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered a significant loss from operations during the current year, has a working capital deficit, is currently in default on certain of its debt instruments, and will require capital funding from sources other than operations to meet its current debt obligations. In the past two years, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of equity or debt securities to fund the Company's debt service obligations and its operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

      Management's plans regarding these matters are also described in Note 1. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
April 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMNI Energy Services Corp.

      We have audited the accompanying consolidated balance sheet of OMNI Energy Services Corp. as of December 31, 2003 (as restated), and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      As referred to in Note 1, the Balance Sheet as of December 31, 2003 has been restated to reclassify the line of credit from long-term to current in accordance with EITF-95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

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

/s/ FITTS, ROBERTS & CO., P.C.
Houston, Texas
March 12, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
OMNI Energy Services Corp.

      We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of OMNI Energy Services Corp. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of OMNI Energy Services Corp. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.


/s/ Ernst & Young LLP
New Orleans, Louisiana
March 27, 2003

                           OMNI ENERGY SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                    DECEMBER 31,
                                                                                                            ------------------------
                                                                                                                2003        2004
                                                                                                            ----------- ------------
                                                                                                              (dollars in thousands)
                                                                                                            ------------------------
                                                                                                             (restated)
                                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................................................................  $       572 $     1,043
 Trade receivables, net...................................................................................        9,196      11,666
 Other receivables........................................................................................           78          62
 Parts and supplies inventory.............................................................................        3,289       3,816
 Prepaid expenses and other current assets................................................................        3,058       3,432
 Deferred tax asset.......................................................................................        2,000       2,000
 Assets held for sale.....................................................................................           --       3,942
                                                                                                            ----------- -----------
  Total current assets....................................................................................       18,193      25,961
                                                                                                            ----------- -----------

 PROPERTY, PLANT AND EQUIPMENT, NET.......................................................................       27,110      29,804
                                                                                                            ----------- -----------

OTHER ASSETS:
 Goodwill.................................................................................................        2,006       2,006
 Customer intangible assets, net..........................................................................        1,720       1,620
 Licenses, permits and other intangible assets, net.......................................................           --       5,378
 Other assets.............................................................................................        1,260       1,144
                                                                                                            ----------- -----------
                                                                                                                  4,986      10,148
                                                                                                            ----------- -----------
  TOTAL ASSETS............................................................................................  $    50,289 $    65,913
                                                                                                            =========== ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................................................................  $     5,326 $    11,351
  Accrued expenses........................................................................................        1,627       2,379
  Current maturities of long-term debt....................................................................        2,051      11,608
  Insurance notes payable ................................................................................        2,314       2,500
  Line of credit..........................................................................................        4,633       9,162
  Convertible debentures..................................................................................           --      11,097
                                                                                                            ----------- -----------
    Total current liabilities.............................................................................       15,951      48,097
                                                                                                            ----------- -----------
LONG-TERM LIABILITIES:
  Long-term debt, less current maturities.................................................................        9,624      12,852
  Other long-term liabilities.............................................................................          328         100
                                                                                                            ----------- -----------
  Total long-term liabilities.............................................................................        9,952      12,952
                                                                                                            ----------- -----------
    Total liabilities.....................................................................................       25,903      61,049
                                                                                                            ----------- -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Convertible 8% Preferred stock, no par value, 5,000,000 shares authorized; 7,500 shares of Series A and
  4,600 shares of Series B issued and outstanding at December 31, 2003 and 29 shares of Series B issued
  and outstanding at December 31, 2004, liquidation preference of $1,000 per share........................       12,100          29
 Common stock, $.01 par value, 45,000,000 shares authorized; 9,569,729 and 11,679,565 issued and 9,207,929
  and 11,408,219 outstanding at December 31, 2003 and 2004, respectively..................................           96         117
 Treasury stock, 361,800 and 271,346 shares, at cost, at December 31, 2003 and 2004, respectively.........         (706)       (529)
 Preferred stock dividends declared.......................................................................          484           2
 Additional paid-in capital...............................................................................       57,882      65,448
 Accumulated other comprehensive loss.....................................................................          (12)         --
 Accumulated deficit......................................................................................      (45,458)    (60,203)
                                                                                                            ----------- -----------
  Total stockholders' equity..............................................................................       24,386       4,864
                                                                                                            ----------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................................  $    50,289 $    65,913
                                                                                                            =========== ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                           2002            2003             2004
                                                                                        ----------      ----------       ----------
                                                                                          (in thousands, except per share data)
Operating revenue.................................................................      $   27,685      $   35,823       $   51,634
Operating expenses:
   Direct costs...................................................................          18,558          24,352           35,870
   Depreciation and amortization..................................................           3,684           3,879            5,350
   General and administrative expenses............................................           3,571           4,251           10,410
                                                                                         ---------       ---------        ---------
      Total operating expenses....................................................          25,813          32,482           51,630
Asset impairment and other charges................................................              --              --            4,174
                                                                                        ----------      ----------       ----------
Operating income (loss)...........................................................           1,872           3,341           (4,170)
Interest expense..................................................................           1,179           1,397            5,177
Loss on debenture conversion inducement and debt extinguishment...................              --              --            1,008
Other (income) expense............................................................            (115)           (114)             814
                                                                                        ----------      -----------      ----------
Income (loss) before income taxes.................................................             808           2,058          (11,169)
Income tax benefit................................................................             400           1,600               --
                                                                                        ----------      ----------       ----------
Net income (loss) from continuing operations......................................           1,208           3,658          (11,169)
Loss from discontinued operations, net of taxes...................................              --            (175)          (3,086)
                                                                                        ----------      ----------       ----------
Net income (loss).................................................................           1,208           3,483          (14,255)
Dividends and accretion of preferred stock........................................            (484)           (484)            (490)
                                                                                        ----------      ----------       ----------
Net income (loss) available to common stockholders................................      $      724      $    2,999       $  (14,745)
                                                                                        ==========      ==========       ==========

Basic income (loss) per common share:
  Income (loss) from continuing operations........................................      $     0.08      $     0.36       $    (1.07)
  Loss from discontinued operations...............................................              --           (0.02)           (0.28)
                                                                                        ----------      ----------       ----------
  Net income available to common stockholders.....................................      $     0.08      $     0.34       $    (1.35)
                                                                                        ==========      ==========       ==========
Diluted income (loss) per common share:
  Income (loss) from continuing operations........................................      $     0.08      $     0.33       $    (1.07)
  Loss from discontinued operations...............................................              --           (0.02)           (0.28)
                                                                                        ----------      ----------       ----------
  Net income (loss) available to common stockholders..............................      $     0.08      $     0.31       $    (1.35)
                                                                                        ==========      ==========       ==========
Number of shares used in calculating income (loss) per share:
   Basic..........................................................................           8,739           8,772           10,884
   Diluted........................................................................           8,745          11,362           10,884

        The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     PREFERRED           COMMON             TREASURY
                                                                                       STOCK             STOCK               STOCK
                                                                                ------------------ --------------------
                                                                                SHARES     AMOUNT    SHARES      AMOUNT     AMOUNT
                                                                                ------    -------- ----------    ------     -------
                                                                                               (dollars in thousands)
BALANCE, December 31, 2001..................................................     7,500    $ 11,616  9,098,445    $   90     $  (706)
-- Stock option exercise for cash...........................................        --          --      3,333         1          --
-- Conversion of subordinated debt into preferred stock.....................     4,600          --         --        --          --
-- Accretion of preferred stock.............................................        --         484         --        --          --
Comprehensive income:
-- Net income...............................................................        --          --         --        --          --
-- Foreign currency translation adjustments.................................        --          --         --        --          --
                                                                               -------    --------   --------     -----     -------
Total comprehensive income..................................................

BALANCE, December 31, 2002..................................................    12,100      12,100  9,101,778        91        (706)
-- Stock option exercise for cash...........................................        --          --    467,951         5          --
-- Preferred stock dividends declared.......................................        --          --         --        --          --
Comprehensive income:
-- Net income...............................................................        --          --         --        --          --
-- Foreign currency translation adjustments.................................        --          --         --        --          --
                                                                               -------    --------   --------     -----     -------
Total comprehensive income..................................................

BALANCE, December 31, 2003..................................................    12,100      12,100  9,569,729        96        (706)
-- Issuance of common stock for services....................................        --          --     69,930         1          --
-- Issuance of common  stock warrants for services..........................        --          --         --        --          --
-- Convertible debenture warrants recorded as debt discount.................        --          --         --        --          --
-- Debenture conversion inducement..........................................        --          --    200,000         2          --
-- Stock based compensation.................................................        --          --         --        --          --
-- Stock option and warrant exercised for cash..............................        --          --  1,839,906        18          --
-- Preferred stock dividends declared.......................................        --          --         --        --          --
-- Preferred stock dividends paid...........................................        --          --         --        --          --
-- Redemption of preferred stock............................................   (12,071)    (12,071)        --        --          --
-- Issuance of treasury shares for stock based compensation.................        --          --         --        --         177
Comprehensive income:
-- Net loss.................................................................        --          --         --        --          --
-- Foreign currency translation adjustments.................................        --          --         --        --          --
                                                                               -------    --------   --------     -----     -------
Total comprehensive loss....................................................

BALANCE, December 31, 2004..................................................        29    $     29 11,679,565    $  117     $  (529)
                                                                               =======    ========   ========     =====     =======

                                                            PREFERRED                      ACCUMULATIVE
                                                             STOCK        ADDITIONAL          OTHER
                                                            DIVIDEND       PAID-IN        COMPREHENSIVE    ACCUMULATIVE
                                                            DECLARED       CAPITAL            LOSS            DEFICIT      TOTAL
                                                          ------------  -------------      -----------      -----------  ----------
                                                                                  (dollars in thousands)
BALANCE, December 31, 2001.............................   $         --  $      56,826      $       (83)     $   (49,183) $   18,560
-- Stock options exercised for cash....................             --              5               --               --           6
-- Conversion of subordinated debt into preferred stock             --             --               --               --          --
-- Accretion of preferred stock........................             --             --               --             (484)         --
Comprehensive income:
-- Net income..........................................             --             --               --            1,210       1,210
-- Foreign currency translation adjustments............             --             --                5               --           5
                                                          ------------  -------------      -----------      -----------  ----------
Total comprehensive income.............................                                                                       1,215
                                                                                                                         ----------
BALANCE, December 31, 2002.............................             --         56,831              (78)         (48,457)     19,781
-- Stock options exercised for cash....................             --          1,051               --               --       1,056
-- Preferred stock dividends declared..................            484             --               --             (484)         --
Comprehensive income:
 -- Net income.........................................             --             --               --            3,483       3,483
 -- Foreign currency translation adjustments...........             --             --               66               --          66
                                                          ------------  -------------      -----------      -----------  ----------
Total comprehensive income.............................                                                                       3,549
                                                                                                                         ----------
BALANCE, December 31, 2003.............................            484         57,882              (12)         (45,458)     24,386
-- Issuance of common stock for services...............             --            340               --               --         341
-- Issuance of common  stock warrants for services.....             --            157               --               --         157
-- Convertible debenture  warrants recorded as debt
   discount............................................             --          1,110               --               --       1,110

-- Debenture conversion inducement.....................             --            939               --               --         941
-- Stock based compensation............................             --            795               --               --         795
-- Stock options and warrants exercised for cash.......             --          3,930               --               --       3,948
-- Preferred stock dividends declared..................            490             --               --             (490)         --
-- Preferred stock dividends paid......................           (972)            --               --               --        (972)
-- Redemption of preferred stock.......................             --             --               --               --     (12,071)
-- Issuance of treasury shares for stock based
   compensation........................................             --            295               --               --         472

Comprehensive income:
 -- Net loss...........................................             --             --               --          (14,255)    (14,255)
 -- Foreign currency translation adjustments...........             --             --               12               --          12
                                                          ------------  -------------      -----------      -----------  ----------
Total comprehensive loss...............................                                                                     (14,243)
                                                                                                                         ----------
BALANCE, December 31, 2004.............................   $          2  $      65,448      $        --      $   (60,203) $    4,864
                                                          ============= =============      ===========      ===========  ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI ENERGY SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                    ------------------------------------
                                                                                      2002          2003          2004
                                                                                      ----          ----          ----
                                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ............................................................     $  1,208      $  3,483      $(14,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization .................................................        3,784         4,299         5,350
(Gain) loss on property, plant and equipment disposals ........................          (13)         (108)          352
 Stock based compensation expense .............................................            -           124         1,268
 Loss from discontinued operations ............................................            -           175         3,086
 Accretion of convertible debenture discount ..................................            -             -           942
 Amortization of loan closing costs ...........................................            -             -         1,447
 Foreign currency translation adjustments .....................................            -            66            12
 Allowance for uncollectible accounts .........................................         (134)            -             -
 Loss on debenture conversion inducement and extinguishment of debt ...........            -             -         1,008
 Minority interest ............................................................            -          (221)            -
 Asset impairment and other charges ...........................................            -             -         4,174
 Deferred taxes ...............................................................         (400)       (1,600)            -
Changes in operating assets and liabilities:
  Trade Receivables ...........................................................       (1,047)       (1,152)           63
  Other receivables ...........................................................          514          (832)           40
  Parts and Supplies inventory ................................................          166          (380)       (1,070)
  Prepaid expenses and other current assets ...................................        2,696         1,979           266
  Other assets ................................................................       (1,933)         (855)          349
  Accounts payable and accrued expenses .......................................           31           494         5,317
  Due to affiliates and stockholders/members ..................................          143             -             -
  Other long term liabilities .................................................            -             -          (228)
                                                                                    --------      --------      --------
  Net cash provided by operating activities of continuing operations ..........        5,015         5,472         8,121
                                                                                    --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash received ...........................................       (2,076)       (4,099)       (7,768)
 Proceeds from disposal of property, plant and equipment ......................        1,067           435         1,629
 Purchase of property, plant and equipment ....................................         (892)         (494)       (6,898)
                                                                                    --------      --------      --------
  Net cash used in investing activities of continuing operations ..............       (1,901)       (4,158)      (13,037)
                                                                                    --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt .....................................        3,500           152         9,114
 Principal payments on long-term debt .........................................       (7,731)       (4,375)      (10,282)
 Borrowings on line of credit, net ............................................          966         1,654         4,529
 Proceeds from helicopter sale and leaseback transactions .....................            -             -         4,084
 Proceeds from issuance of convertible debentures .............................            -             -        14,159
 Repayment of convertible debentures ..........................................            -             -        (3,062)
 Redemption of preferred stock and dividends ..................................            -             -       (13,043)
 Loan closing costs ...........................................................         (384)            -        (1,879)
 Proceeds from issuance of common stock for exercise of stock options and
  warrants ....................................................................            6           931         3,948
                                                                                    --------      --------      --------
   Net cash provided by (used in) financing activities of continuing operations       (3,643)       (1,638)        7,568
                                                                                    --------      --------      --------
Cash used in discontinued operations ..........................................            -           192        (2,181)
                                                                                    --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................         (529)         (132)          471
CASH, at beginning of year ....................................................        1,233           704           572
                                                                                    --------      --------      --------
CASH, at end of year ..........................................................      $   704      $    572      $  1,043
                                                                                     =======      ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID FOR INTEREST ........................................................      $ 1,079      $    978      $  2,101
                                                                                     =======      ========      ========
CASH PAID FOR TAXES ...........................................................      $     -      $      -      $      -
                                                                                     =======      ========      ========
SUPPLEMENTAL NON-CASH DISCLOSURES:

EQUIPMENT ACQUIRED UNDER CAPITAL LEASE ........................................      $   688      $  3,689      $  3,750
                                                                                     =======      ========      ========
PREMIUM FINANCED WITH INSURANCE CARRIER .......................................      $ 3,619      $  2,908      $  3,302
                                                                                     =======      ========      ========
COMMON STOCK AND COMMON STOCK WARRANTS ISSUED FOR SERVICES ....................      $     -      $      -      $    498
                                                                                     =======      ========      ========
TRANSFER OF EQUIPMENT TO ASSETS HELD FOR SALE .................................      $     -      $      -      $  3,942
                                                                                     =======      ========      ========
CONVERTIBLE DEBENTURE WARRANTS RECORDED AS A DEBT DISCOUNT.....................      $     -      $      -      $  1,110
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

                           OMNI ENERGY SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

      We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico, and (iii) environmental cleaning services to oil and gas companies operating primarily in the Gulf of Mexico.

      We operate in three business divisions - Seismic Drilling, Aviation Services and Environmental Services. The principal market of our Seismic Drilling division is the marsh, swamps, shallow water and contiguous dry areas along the U.S. Gulf Coast (the "Transition Zone"), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services.

      Our Aviation Services division operates a fleet of company-owned and leased helicopters and a fixed-wing aircraft for geophysical companies operating in various regions of the United States and for oil and gas companies operating in the shallow waters of the Gulf of Mexico.

      Our Environmental Services division provides dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico.

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

      We adjust our operations to current market conditions by downsizing, when necessary, our operations through closure of certain operating locations, disposing of excess equipment and reducing our corporate overhead structure (see
Note 13). Recently, we have experienced an increase in bidding activity. During this same time we continue our efforts to renegotiate our loan agreements with our senior lenders.

      On January 18, 2002, we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc. (Veritas), a seismic drilling support company headquartered in New Iberia, Louisiana.

      In November 2003, we acquired American Helicopters, Inc. ("AHI"). AHI operated 17 helicopters from base locations in Louisiana and Texas.

      In June 2004, we acquired Trussco, Inc. and Trussco Properties, L.L.C. (collectively "Trussco"). Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico.

      GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered a significant loss from operations during the current year, has a working capital deficit, is currently in default on certain of its debt instruments, and will require capital funding from sources other than operations to meet its current debt obligations. In the past two years, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of equity or debt securities to fund the Company's debt service obligations and its operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

   The Company is in the process of securing capital from prospective investors (See Note 15), that if successful, in conjunction with cash flows from operations and sales of certain non-core assets, will be used to fund its current debt service obligations and serve to mitigate the factors that have raised doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

      RESTATEMENT

      Subsequent to December 31, 2003, but before the completion of the audit for the year ended December 31, 2004, management determined that an error had occurred in the classification of its Line of Credit. In accordance with EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Line should have been classified as current versus long term. Accordingly, the Consolidated Balance Sheet as of December 31, 2003 has been restated.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of OMNI Energy Services Corp., a Louisiana corporation, and subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to be consistent with current year financial statement presentation.

      The consolidated financial statements and related notes thereto include the retroactive effect of a one-for-three reverse stock split effective July 3, 2002.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates include asset impairment reserves, useful lives for depreciation and amortization, salvage values of depreciable equipment, valuation of warrants and options, allowance for doubtful accounts receivables and the realizability of deferred tax assets. Actual results could differ from those estimates.

      Effective January 1, 2004, we changed the estimated residual value of our fleet of aircraft from 10% to 30% for aircraft over five years of age and from 10% to 40% for aircraft five years of age or less. We believe the revised residual values more properly match costs over the useful lives and salvage value of these assets consistent with industry practice and provides comparability with our industry peers.

      As a result of management's first quarter 2004 change in the aviation fleet's estimated residual salvage values of each of its aircraft, depreciation expense for 2004 decreased. The pro forma effect of this change in estimate is shown in the table below and reflects what net loss would have been had the changes in estimate not occurred (in thousands of dollars, except share amounts):

                                                             YEAR ENDED
                                                          DECEMBER 31, 2004
                                                          -----------------
Net loss available to common stockholders, as reported..    $  (14,745)
Effect of change in estimate ...........................          (260)
                                                            ----------
Net loss available to common stockholders, Pro forma ...    $  (15,005)
                                                            ==========
Net loss per common share as reported:
  Basic ................................................    $    (1.35)
  Diluted ..............................................    $    (1.35)

Net loss per common share - Pro forma:
  Basic ................................................    $    (1.38)
  Diluted ..............................................    $    (1.38)

      REVENUE RECOGNITION

      We recognize revenue as service is rendered. Revenue from our drilling operations is recognized on a per hole basis. Once we have drilled and loaded a source point, revenue from the drilling of such source point is recognized. Similarly, revenue is recognized from our seismic survey operations either on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Permitting is recognized on a per day basis as services are rendered. Our aircraft, which are usually either chartered with a monthly guaranteed rate or for a guaranteed minimum number of hours per day, generate revenue pursuant to a fixed hourly rate. Environmental revenue is recognized upon completion of each cleaning project. From time to time, we may offer discounts from our standard service rates for volume and competitive reasons. These discounts are recorded as a reduction of revenues.

      CASH AND CASH EQUIVALENTS

      We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

      ACCOUNTS RECEIVABLE

      Trade and other receivables are stated at net realizable value. We grant short-term credit to our customers, primarily geophysical and oil and gas operating companies. We regularly review outstanding trade receivables and provide for estimated losses through our allowance for doubtful accounts when it is determined that an amount is not collectible.

      INVENTORIES

      Inventories consist of parts and supplies used for our drilling and aviation operations. All inventories are valued at lower of average cost or market. Parts and supplies are written off to expense when it is determined that such items have no value or when their service hours have expired.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost less accumulated depreciation. We provide for depreciation expense on a straight line basis over each asset's estimated useful life depreciated to their estimated salvage values as follows:

        ASSET CLASSIFICATION                       USEFUL LIFE    SALVAGE VALUE
        --------------------                       -----------    -------------
Buildings and improvements ...................      25 years          --
Drilling, field and support equipment ........     5-10 years         10%
Aviation equipment (over five years of age) ..      10 years          30%
Aviation equipment (five years of age or
  less) ......................................      10 years          40%
Shop equipment ...............................      10 years          --
Office equipment .............................      5 years           --
Vehicles .....................................      4-5 years         --
Environmental ................................      5 years           --

      Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are charged to expense as incurred. Capitalized drilling equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period. There was no interest capitalized for the years ended December 31, 2002, 2003 and 2004. Included in property and equipment at December 31, 2004 is approximately $1.4 million of vehicles purchased under capital lease obligations, net of accumulated depreciation of approximately $0.7 million, and $5.6 million of aircraft acquired under capital lease obligations, net of accumulated depreciation of approximately $0.4 million.

      Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2004 are comprised of three helicopters, one fixed wing aircraft and eight marsh buggies. The three helicopters held for sale at December 31, 2004 were acquired under capital lease obligations totaling approximately $4.0 million.

      IMPAIRMENT OF LONG-LIVED ASSETS

      We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." ("SFAS No. 144"). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. During the fourth quarter of 2004, we re-assessed the carrying values of our aviation fleet by obtaining an appraisal from a reputable third party appraiser and compared these appraised values to the net book values that we had recorded. As a result of our analysis, we recorded an impairment of approximately $3.0 million of unamortized prepaid repairs, an impairment of $0.6 million on our aviation fleet and a writedown of $0.6 million related to helicopters held for sale.

      GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We account for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2003, and 2004, we have goodwill of $2.1 million and $2.0 million, respectively. We periodically assessed the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. In conjunction with the acquisition of AirJac during 2002, we recorded a customer intangible of $1.9 million which is being amortized over a period of 20 years; with the acquisition of AHI in 2003, we recorded an intangible of $0.3 million which is being amortized over a period of 5 years; with the acquisition of Trussco in 2004, we recorded an intangible of $5.7 million which is being amortized over a period of 5 years. We recorded $0.1 million in amortization expense related to the intangible assets for each of the years ended December 31, 2002, and 2003, and $0.7 million in 2004.

      INCOME TAXES

      We provide for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred taxes and liabilities due to temporary differences existing at year-end using currently enacted rates (See Note 10). A valuation allowance is provided when necessary to reduce deferred tax assets to amounts expected to be realized.

      STOCK BASED COMPENSATION

      At December 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 9. We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," permits the continued use of the method prescribed by APB No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income
(loss), other than compensation expense recorded on awards to certain executive officers (see Note 8), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years.

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                       ----------------------------------------
                                                                                       2002            2003           2004
                                                                                       ----            ----           ----
                                                                                        (in thousands except per share data)
Net income (loss) available to common stockholders - as reported ................    $     724      $    2,999     $    (14,745)
Add (deduct): stock-based employee compensation expense (gain) included in
  reported net loss, net of tax .................................................           --              --            1,411
Less: total stock-based employee compensation expense determined under fair value
  based method for all awards granted to employees, net of tax ..................          (67)           (416)          (2,204)
                                                                                     ---------      ----------     ------------
Net income (loss) available to common stockholders - pro forma ..................    $     657      $    2,583     $    (15,538)
                                                                                     =========      ==========     ============
Net income (loss) available to common stockholders - as reported:
   Basic ........................................................................    $    0.08      $     0.34     $      (1.35)
   Diluted ......................................................................    $    0.08      $     0.31     $      (1.35)
Net income (loss) available to common and stockholders - pro forma:
   Basic ........................................................................    $    0.08      $     0.29     $      (1.43)
   Diluted ......................................................................    $    0.08      $     0.27     $      (1.43)

----------------------
      The weighted average fair value at date of grant for options granted during 2002 was $1.94 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 150%; (c) average risk-free interest rate of 3.11%; and (d) expected life of 6.5 years.

      The weighted average fair value at date of grant for options granted during 2003 was $2.31 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 148%; (c) average risk-free interest rate of 2.51%; and (d) expected life of 9.2 years.

      The weighted average fair value at date of grant for options granted during 2004 was $4.00 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) average expected volatility 66%; (c) average risk-free interest rate of 2.97%; and (d) expected life of 6.5 years.

      AVIATION OVERHAUL AND REPAIR COSTS

      Major overhaul of FAA component parts for our owned aircraft are capitalized as prepaid repairs, as incurred, and amortized over service hours flown. Routine repairs and maintenance are expensed, as incurred.

      EARNINGS PER SHARE

      We account for our earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share," which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic loss per share we consider dividends and accretion on the Series A Preferred and Series B Preferred as a reduction of net income from operations in computing basic net income (loss) per share. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the year ended December 31, 2004, we reported a net loss, thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock convertible debt instruments, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

      RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

      In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of Accounting Principles Board ("APB") Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

2. VALUATION ALLOWANCE ACCOUNTS

      The allowance for uncollectible accounts consists of the following (in thousands):

                                          BALANCE AT     ADDITIONS       WRITE-OFF OF      BALANCE
                                         BEGINNING OF    CHARGED TO     UNCOLLECTIBLE      AT END
    DESCRIPTION                            PERIOD         EXPENSE         AMOUNTS         OF PERIOD
    -----------                            ------         -------         -------         ---------
December 31, 2004
 Allowance for uncollectible accounts ..   $   45         $  362          $     (45)       $  362
                                           ======         ======          ==========       ======
December 31, 2003
 Allowance for uncollectible accounts ..   $   45         $   --          $       --       $   45
                                           ======         ======          ==========       ======
December 31, 2002
 Allowance for uncollectible accounts ..   $1,174         $   27          $   (1,156)      $   45
                                           ======         ======          ==========       ======

      The accrual to bring leased aircraft back to repair specifications at the termination of the operating lease is as follows (in thousands):

                                           BALANCE AT                                      BALANCE
                                          BEGINNING OF                     REPAIR          AT END
       DESCRIPTION                          PERIOD        ADDITIONS       CHARGES         OF PERIOD
       -----------                          ------        ---------       -------         ---------
December 31, 2004
 Operating lease repair accrual.........     $   --        $   --         $     --         $   --
                                             ======        ======         ========         ======
December 31, 2003
 Operating lease repair accrual.........     $   --        $   --         $     --         $   --
                                             ======        ======         ========         ======
December 31, 2002
 Operating lease repair accrual.........     $  117        $   --         $   (117)        $   --
                                             ======        ======         ========         ======

3.  PROPERTY, PLANT AND EQUIPMENT

      Property, Plant and Equipment, net consists of the following at December
31:

                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                                2003          2004
                                                                              --------      --------
                                                                                   (in thousands)
Land........................................................................  $    362      $    647
Building and improvements...................................................     4,636         5,621
Drilling, field and support equipment.......................................    26,877        29,794
Aviation equipment..........................................................    10,224        11,030
Shop equipment..............................................................       425           431
Office equipment............................................................     1,573         1,849
Vehicles....................................................................     2,476         3,690
                                                                              --------      --------
                                                                                46,573        53,072
Less: accumulated depreciation..............................................   (19,463)      (23,258)
                                                                              --------      --------
 Total property, plant and equipment, net...................................  $ 27,110      $ 29,804
                                                                              ========      ========

4. LONG-TERM DEBT AND LINE OF CREDIT

      Long-term debt consists of the following at December 31:

                                                                                                                DECEMBER 31,
                                                                                                          ------------------------
                                                                                                             2003          2004
                                                                                                             ----          ----
                                                                                                              (in thousands)
Note payable to a finance company with interest at 10.24%, maturing May 18, 2008,
secured by an aircraft................................................................................... $      207    $      168
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (6.12% and 7.42% at
  December 31, 2003 and 2004, respectively) maturing July 31, 2006, secured by various property and
  equipment..............................................................................................      1,145           867
Notes payable to a bank with interest payable at Prime plus 1.5% (5.5% and 6.75% at December 31, 2003
  and 2004, respectively) maturing July 31, 2023, secured by real estate.................................      1,633         1,392
Notes payable to a bank with interest payable at Prime plus 1.75% (5.75% at December 31, 2003) maturing
  December 31, 2006, secured by various property and equipment...........................................      3,000            --
Notes payable to a finance company with interest at 8%, maturing January 1, 2007, secured by various
  aircraft...............................................................................................      1,838            --
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various
  aircraft...............................................................................................         --         1,697
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by an aircraft...........         --           238
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real
  estate.................................................................................................         --           214
Notes payable to a bank, with interest at 12%, maturing April 15, 2005, secured by various property and
  equipment..............................................................................................         --         6,500
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at
  5%, maturing in June 2007..............................................................................         --         3,000
Other debt...............................................................................................         --            86
Capital lease payable to leasing companies secured by vehicles...........................................        491         1,198
Capital lease payable to finance companies secured by various aircraft...................................      3,361         9,100
                                                                                                          ----------    ----------
    Total................................................................................................     11,675        24,460
  Less: Current maturities...............................................................................     (2,051)      (11,608)
                                                                                                          ----------    ----------
  Long-term debt, less current maturities................................................................ $    9,624    $   12,852
                                                                                                          ==========    ==========

      Annual maturities of long-term debt during each of the years ended December 31 are as follows (in thousands):

2005                   $11,608
2006                     2,429
2007                     4,823
2008                     3,250
2009 and thereafter      2,350
                       -------
                       $24,460
                       =======

      The estimated fair value of long-term debt is determined based on borrowing rates currently available to us for notes with similar terms and average maturities and approximates the carrying value as of December 31, 2003 and 2004.

      REVOLVING LINE OF CREDIT

      We have a working capital revolving line of credit agreement (the "Line") with a bank. Availability under the Line is the lower of: (i) $12.0 million or,
(ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (6.75% at December 31, 2004) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory and is subject to certain customer concentration limitations. As of December 31, 2004, we had $9.2 million outstanding under the Line. The weighted-average interest rate on borrowings under the Line was 5.7% and 6.0% for the years ended December 31, 2003 and 2004, respectively. Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of December 31, 2004 and 2003, as required by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements" that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Furthermore, due to the debentures being in default and cross default provisions within the Line Credit Agreement, the Line is also in default.

      SENIOR SECURED

      On October 21, 2004, we completed a $6.5 million senior secured loan ("Bridge Loan") with Beal Bank, SSB. The Bridge Loan accrued interest at the rate of 12% per annum, matured January 15, 2005, and was collateralized by specific seismic assets, certain Trussco equipment and three Bell helicopters. The proceeds were used to repay debt, pay the October Put Option on the Convertible Debentures discussed below and for working capital purposes.

      On January 21, 2005, we entered into a forbearance agreement with Beal Bank, SSB, which increased the interest rate from 12% to 17% and extended the maturity of the Bridge Loan to March 15, 2005. The forbearance agreement has since been amended to extend the maturity to April 15, 2005. In connection with the execution of the forbearance agreement and the extension thereof, we have reduced the outstanding principal balance by $0.6 million subsequent to December 31, 2004. Management is currently in the process of extending the terms of the Bridge Loan Agreement.

      The senior secured credit agreement restricts the payment of dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of December 31, 2004, we are in compliance with all of these covenants. Due, however, to the Line being in default and cross default provisions with the Bridge Loan Agreement, the Bridge Loan is in default.

      CAPITAL LEASES

      At December 31, 2004, we had several capital leases for aircraft which generally have lease terms of 60 months at inception of the lease. Aircraft leases either contain a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. We have historically acquired all of our aircraft that have been financed through capital leases. From time to time, we may acquire an aircraft through cash flows from operations or through the Line which is then sold to a financing company and leased back to us. These sales and lease back transactions are recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, which ever is shorter. The unamortized balance of deferred losses on the sale and lease back transactions is $0.4 million as of December 31, 2004.

      We also lease several vehicles used in our seismic drilling operations under 40-month capital leases.

      Total cost and accumulated depreciation of aircraft and vehicles held under capital leases is as follows:

                                                      DECEMBER 31,
                                               -------------------------
                                                  2003          2004
                                               ----------    -----------
                                                    (in thousands)
Aircraft..................................     $    3,490    $    10,009
Vehicles..................................          1,064          2,117
                                               ----------    -----------
                                                    4,554         12,126
Less: Accumulated amortization............           (475)        (1,154)
                                               -----------   ------------

Capitalized cost, net.....................     $    4,079    $    10,972
                                               ==========    ===========

      Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was approximately $0.1 million, $0.3 million and $0.7 million, respectively, for all assets held under capital lease.

      Following is a schedule of future minimum lease payments for capital leases as of December 31, 2004 (in thousands):

      YEAR ENDING DECEMBER 31,
      ------------------------
2005 ......................................    $ 4,858
2006 ......................................      1,831
2007 ......................................      1,691
2008 ......................................      2,517
2009 ......................................        963
Thereafter ................................         10
                                               -------
Total minimum lease payments ..............     11,870

Less: Amount representing interest ........     (1,572)
                                               -------

Present value of net minimum lease payments    $10,298
                                               =======

      TRUSSCO NOTES

      On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively "Trussco) for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders ("Stockholder Notes") maturing in June 2007, and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share.

      INSURANCE NOTES PAYABLE

      A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2005 and accrue interest at rates ranging between 4.2% to 5.1%.

      CONVERTIBLE DEBENTURES

      Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.15 per share and (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share and (iii) 5-year common stock Series B Warrants to purchase an aggregate of 390,000 shares of common stock at an initial exercise price of $8.50 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes option pricing model and performed by an outside valuation expert. The value of these warrants were recorded as a debt discount with a corresponding amount recorded to additional paid in capital at the date of issuance. The issuance of these Debentures was made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

      On April 15, 2004, in accordance with a Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the "Debentures") that are convertible into shares of common stock at an initial conversion price of $7.20 per share, and
(ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model and performed by a outside valuation expert. The value of the warrants were recorded as a debt discount with a corresponding amount recorded to additional paid in capital at the date of issuance. The issuance of these Debentures was made pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

      Total proceeds of $14.2 million was received from the issuance of these Debentures, after expenses. Of the total proceeds received $8.2 million was used to redeem the Series A Convertible 8% Preferred (the "Series A Preferred") and dividends in February 2004, $4.9 million was used to redeem the Series B Convertible 8% Preferred (the "Series B Preferred") and dividends in March and April 2004 and the remaining balance was used for working capital purposes (See
Note 9).

      The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the Put option period, as defined below, period. A total of $0.9 million is included in interest expense and $0.2 million is included in loss on extinguishment of debt related to the amortization of the debt discounts for the year ended December 31, 2004.

      Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the "Put Option"). We registered 5,012,237 shares effective June 30, 2004 covering the resale of Common Stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional common stock shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debenture holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the original face amount of the Debenture ($1,316,875) beginning August 1, 2004. Accordingly, the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October, 2004. Upon receipt of the Debenture Holders' intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, shares of our common stock. If we elect to settle the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would deliver is equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We have not redeemed for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December, 2004 and January, February, March and April 2005.

      As provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received Put Option payments of $1.3 million in principal, plus accrued interest, each on August 5, 2004, September 9, 2004, and October 25, 2004. In accordance with APB Opinion No. 26, we recorded $0.2 million as a loss on extinguishment of debt in 2004 as a result of the early extinguishment of these portions of the Debentures.

      On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the "Amendment") with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted the Company, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of the conversion, and in accordance with the requirements of SFAS No 84, "Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26," we recorded $0.9 million of debt conversion inducement expense in 2004.

      On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the "16(b) litigation") against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the "Debenture Holders"). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

      On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund ("Portside"), notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the "Portside Debentures"). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. As of April 15, 2005, we have not redeemed any of the Portside Debentures. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures (See Note 15).

5. INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31 (in thousands):

                                                 2003                             2004
                                       -----------------------------  ------------------------------
                                       GROSS CARRYING  ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                          AMOUNT       AMORTIZATION     AMOUNT         AMORTIZATION
                                          ------       ------------     ------         ------------
Aviation hull and component overhaul
system .............................      $   --        $   --           $  295           $   59
Customer lists .....................       1,920           200            1,920              300
Trussco licenses and permits .......          --            --            5,713              571
                                          ------        ------           ------           ------
Total amortizable intangible assets       $1,920        $  200           $7,928           $  930
                                          ======        ======           ======           ======
Goodwill ...........................      $2,130        $  124           $2,130           $  124
                                          ======        ======           ======           ======

                                                ESTIMATED
                            AGGREGATE           AGGREGATE
    Year ended             AMORTIZATION        AMORTIZATION
   December 31,              EXPENSE             EXPENSE
   ------------              -------             -------
2002..................      $   100            $      --
2003..................          100                   --
2004..................          730                   --
2005..................           --                1,302
2006..................           --                1,302
2007..................           --                1,302
2008..................           --                1,302
2009..................           --                  671
Thereafter............           --                1,120

      Goodwill, net, of $2.0 million is attributable to our previous acquisition of Gulf Coast Resources at December 31, 2004.

6. RELATED PARTY TRANSACTIONS

      During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements (See
Note 9 regarding the accounting for preferred stock). In February and April 2004, we issued $10 million and $5.05 million, respectively, of 6.5% Subordinated Convertible Debentures (See Note 4). The proceeds were used to redeem $8.2 million of the Series A Preferred outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2004 there are no Series A Preferred shares outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends. At December 31, 2004, 29 shares of Series B Preferred remain outstanding.

      In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 shares were transferred in 2003 to settle certain litigation (See Note 9) and 858,678 shares were cancelled. The balance of 761,100 shares was exercised during the first quarter of 2004 at an exercise price of $2.25.

      During 2003, we entered into an agreement to facilitate the private placement of approximately 1,650,000 shares of our common stock owned by an affiliate and certain investors. The sale of the stock covered by this agreement closed during the fourth quarter of 2003, resulting in our receipt of $0.4 million cash which was recorded as a reduction of our general and administrative expenses during 2003.

      During 2003, in order to facilitate a settlement of ongoing litigation between certain of our affiliates, we agreed to re-price and extend the maturity dates of certain warrants owned by the defendant affiliates but transferred in settlement of the litigation to the plaintiff affiliates. The exercise prices of the transferred warrants ranged from $2.25 to $6.00 per share. The maturity dates of the transferred warrants ranged from November 1, 2004 to July 1, 2005. The transferred warrants were re-priced at $1.54 per share and the maturity dates were extended to November 1, 2006. Accordingly, during 2003 we recorded a non-cash charge of approximately $0.1 million representing the differences in the fair market value of the originally issued warrants and the re-priced warrants. In 2004 all re-priced warrants were exercised.

7.    CUSTOMER AND CREDIT CONCENTRATION

      During the year ended December 31, 2002, two customers associated with the drilling division, accounted for 84% (58% and 26%, respectively) of our total revenues.

      During the year ended December 31, 2003, three customers associated with the drilling division, accounted for 71% (43%, 16% and 12%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2003, are amounts receivable from these customers totaling approximately 60% (20%, 7% and 33%, respectively) of total accounts receivable.

      During the year ended December 31, 2004, four customers associated with the drilling division, accounted for 50% (15%, 13%, 11% and 11%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2004, are amounts receivable from these customers totaling approximately 44% (0%, 19%, 20% and 5%, respectively) of total accounts receivable.

8.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      Total rental expense was $0.5 million, $0.4 million and $0.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

We have the following operating lease commitments as of December 31, 2004:

                                                                                    PAYMENTS DUE BY PERIOD
                                                               --------------------------------------------------------
                                                                   2005          2006          2007             2008
                                                               ------------  -----------   -------------   ------------
  Operating leases...........................................  $        243  $       116   $          36   $         15
                                                               ============  ===========   =============   ============

      INSURANCE

      Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers' compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2004, the Company had $0.4 million of accrued liabilities related to health care and workers' compensation claims.

      Management is not aware of any significant workers' compensation claims or any significant claims incurred but not reported as of December 31, 2004.

      SERIES A AND SERIES B PREFERRED STOCK LITIGATION

      On February 13, 2004, we commenced litigation against Steven Stull, a former director, Advantage Capital Partners ("ACP") and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company's Articles of Incorporation, as amended, to redeem the Series A Preferred rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred, the suit requests the court to determine that the unanimous consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or (b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to ACP as a result of the November 7, 2000 actions.

      On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) we and the executive officers misrepresented material facts and failed to disclose material facts related to the intention to redeem our Series A Preferred and Series B Preferred, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our executive officers in this matter. Our costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it would aversely affect our financial condition, results of operations and cash flows.

      DEBENTURE LITIGATION

      On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the "16(b) litigation") against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the "Debenture Holders"). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

      On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund ("Portside") notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the "Portside Debentures"). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. As of April 15, 2005, we have not redeemed any of the Portside Debentures. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures.

      Portside's acceleration of the maturity of the Debentures and its potential commencement and prosecution of a civil action against us to obtain a judgement with respect to all amounts owed to it under the Debentures are subject to the terms of certain Subordination and Intercreditor Agreements (the "Subordination Agreements") between the Debenture Holders and Webster Business Credit Corporation (the "Agent"). Pursuant to the Subordination Agreements, Portside is not authorized to receive payments in respect to the Debentures as a result of the acceleration of the maturity of the Debentures or enforce any such judgement without the prior written consent of Agent, except upon the earliest to occur of, among other things, (i) acceleration of the senior debt, (ii) commencement of enforcement of any rights and remedies under the senior debt documents or applicable law with respect to the senior debt or the senior debt documents, (iii) the institution of any Proceeding (as defined in the Subordination Agreements), or (iv) the passage of 180 days from the date on which Agent received written notice of the default from Portside.

      To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation, as well as, pursuing all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.

      In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While we believe we have meritorious defenses against these claims, management has used estimates in determining our potential exposure and has recorded reserves in our financial statements related thereto where appropriate. It is possible that a change in our estimates of that exposure could occur, but we do not expect such changes in estimated costs will have a material effect on our financial position or results of operations.

      EMPLOYMENT AGREEMENTS

      On June 30, 2004, we amended Restricted Stock Incentive Agreements with certain executive officers and executed Amended and Restated Incentive Agreements (collectively referred to hereinafter as the "Incentive Agreements") that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares, respectively. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. Tax equalization payments were also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were valued at their fair market value at a price of $5.05 per share at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

     The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders' meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the "Plan"). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was approved by the stockholders to be increased. From June 30, 2004 until November 30, 2004 the awards were accounted for under FASB Interpretations (FIN) No. 28 "Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans" as a variable plan, which requires that compensation be measured at the end of each reporting period at the quoted market price of a share of our common stock and the change in the market value of the incentive awards be changed to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock and the period over period change charged to expense. At November 30, 2004, the market value of a share of our common stock was $2.93 per share resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock award and we have put into escrow the number of shares of common stock to settle the award. Accordingly, the previously unvested portion of the award was charged to expense which, along with the previously recognized $0.5 million, totaled $0.8 million which was recorded as compensation expense as of December 31, 2004.

      We also entered into Stock-Based Award Incentive Agreements (hereinafter "SBA") with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee's termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive's death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter "FMV"), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company's common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company's common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company's common stock greater than or equal to $2.50 but less than $10.00, plus
(4) 15% of the FMV of a share of the Company's common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company's common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at December 31, 2004 is $1.4 million but no compensation expense has been recorded at December 31, 2004 because the award is contingent on future events none of which are considered probable at December 31, 2004.

      In addition, we entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

      In connection with the Trussco acquisition (See Note 12), we entered into employment contracts with three former Trussco stockholders effective through December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. Subsequent to December 31, 2004, two of these employment contracts were terminated.

      TRUSSCO INC. EARNOUT

      In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco a promissory note ("Earnout Note") that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3 million, or (ii) the sum of the product of 3.12 times Trussco's average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the thirty-six month period ending December 31, 2006 less the sum of $9 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed. At December 31, 2004, no amounts have been accrued under the terms of the Earnout Note as no amounts are owed.

9.    STOCKHOLDERS' EQUITY

      COMMON STOCK

      The Consolidated Financial Statements and related notes thereto include the retroactive effect of a one for three reverse stock split effective July 3, 2002. We currently have 45,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 9,569,729 and 11,679,565 issued at December 31, 2003 and 2004, respectively. In 2001, we repurchased 361,800 shares of treasury stock, of which during 2004, 90,454 shares were re-issued leaving 271,346 outstanding at December 31, 2004.

      PREFERRED STOCK

      During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred which is convertible into common stock of the company at a conversion price of $0.75 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company's Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred are convertible into common stock of the company at a conversion price of $1.25 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. The Preferred Stock earn dividends at a rate of 8% of which dividends of $484,000, $484,000 and $490,000 were recorded during the years ended December 31, 2002, 2003 and 2004, respectively. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures (See Note 4). The proceeds were used to redeem $8.2 million of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2004 there are no Series A Preferred shares outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In

April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At December 31, 2004, 29 shares of Series B Preferred remain outstanding

      In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 shares were transferred during 2003 to settle certain litigation and 858,678 shares were cancelled. The balance of 761,100 shares was exercised in the first quarter of 2004 at an exercise price of $2.25 per share.

      EARNINGS PER SHARE

      Basic earning per share ("EPS") is determined by dividing income(loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. Giving retroactive effect for the one for three reverse stock split effective July 3, 2002, we had 985,615, 193,146, and 63,003 options outstanding in the years ended December 31, 2002, 2003 and 2004, respectively, that were excluded from the calculation of diluted EPS as they were antidilutive. In addition, warrants to purchase up to 2,121,662 and 1,241,500 shares of common stock were also excluded for the years ended December 31, 2002 and 2004, respectively. Additionally, debentures convertible into 1,123,264 shares of common stock and the Stockholder Notes convertible into 319,149 shares of common stock were excluded in the calculation for 2004.

      The following table sets forth the computation of basic and diluted weighted average shares outstanding:

                                        Year Ended December 31,
                                       -------------------------
                                        2002     2003     2004
                                       -------  -------  -------
                                            (in thousands)
Shares:
  Basic shares outstanding..........     8,739    8,772   10,884
                                       -------  -------  -------
  Effect of dilutive securities:
    Stock options...................         6      111       --
    Warrants........................        --      199       --
    Preferred stock.................        --    2,280       --
                                       -------  -------  -------
  Dilutive shares outstanding.......     8,745   11,362   10,884
                                       =======  =======  =======

      Due to incurring a net loss for the year ended December 31, 2004, basic and diluted weighted average shares used in the calculation of earnings per share are the same due to the effects of potential dilutive securities being anti-dilutive.

      STOCK BASED COMPENSATION

      During 2004, we entered into Incentive Agreements with our executive officers that provides for, among other things, the issuance of restricted common stock. Additionally, we entered into a SBA with certain executive officers that provides for payments, based on the market value of our outstanding common stock, in the event of death or change of control, for a period beginning on June 30, 2004 and expires on December 31, 2008 (See Note 8).

      In September 1997, we adopted the Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to our key employees, officers, directors who are our employees, and our consultants and advisors and non-employee directors ("Eligible Persons"). Under the incentive plan, we may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the date of grant. A total of 2,500,000 shares of common stock have been authorized under the Incentive Plan, of which 1,084,819 remain available for issuance at December 31, 2004.

      In January 1999, we approved the Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of our common stock to non-officer employees of our company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the effective date of the grant. A total of 100,000 shares of common stock are authorized, of which 30,422 remain available for issuance at December 31, 2004.

      A summary of our employee stock options as of December 31, 2002, 2003 and 2004, and changes during the years then ended, which give retroactive effect to the one for three reverse stock split effective July 3, 2002, are presented below:

                                          WEIGHTED AVERAGE       INCENTIVE       OTHER
                                           EXERCISE PRICE      PLAN OPTIONS     OPTIONS
                                          ----------------     ------------     -------
Balance at January 1, 2002............        $   3.40             908,335       3,333
  Granted.............................            1.94              75,000          --
  Exercised...........................            1.87              (3,333)         --
  Forfeited...........................            5.05            (125,510)     (3,333)
                                              --------           ---------      ------
Balance at December 31, 2002..........            3.03             854,492          --
                                              --------           ---------      ------
Exercisable...........................            3.61             432,399          --
                                              --------           ---------

  Granted.............................            2.31             489,500          --
  Exercised...........................            1.88            (119,998)         --
  Forfeited...........................            5.80             (54,854)         --
                                              --------           ---------      ------
Balance at December 31, 2003..........            2.74           1,169,140          --
                                              --------           ---------      ------
Exercisable...........................            3.10             598,729          --
                                              --------           ---------

  Granted.............................            4.00             177,500          --
  Exercised...........................            2.04            (152,312)         --
  Forfeited...........................            6.28            (125,036)         --
                                              --------           ---------      ------
Balance at December 31, 2004..........        $   2.63           1,069,292          --
                                              ========           =========      ======
Exercisable...........................        $   2.51             741,135          --
                                              ========           =========      ======

      The following table summarizes information about employee stock options outstanding at December 31, 2004:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         ---------------------------------------------     ------------------------------
                                         WGTD. AVG.
                           NUMBER        REMAINING        WGTD. AVG.         NUMBER          WGTD. AVG.
  EXERCISE PRICES        OUTSTANDING    CONTR. LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
  ---------------        -----------    -----------     --------------     -----------     --------------
$1.30 - $5.21.......       1,048,003        7.2           $       2.56         734,846     $         2.48
$5.22 - $10.42......          21,289        6.7           $       6.07           6,289     $         6.30
                           ---------                                           -------
                           1,069,292        7.2           $       2.63         741,135     $         2.51
                           =========                                           =======

      There were also 1,373,449 warrants outstanding and exercisable at exercise prices ranging from $1.54 to $9.00.

10.   INCOME TAXES

      The components of deferred tax assets and liabilities as of December 31 are as follows:

                                                   DECEMBER 31,
                                             -------------------------
                                                2003           2004
                                             ----------     ----------
                                                  (in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts.......     $       17     $      134
  Net operating loss carryforward.......         12,453         17,439
                                             ----------     ----------
    Total deferred tax assets...........         12,470         17,573
Deferred Tax Liabilities:

  Property and equipment................         (4,887)        (5,403)
Customer intangible.....................           (337)          (474)
Less: Valuation Allowance...............         (5,246)        (9,696)
                                             ----------     ----------
Net Deferred Tax Asset..................     $    2,000     $    2,000
                                             ==========     ==========

      The income tax expense (benefit) for the years ended December 31, consisted of the following:

                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              2002          2003         2004
                                            ---------     --------     --------
                                                       (in thousands)

Current benefit........................     $    884      $     --     $     --
Deferred benefit (expense).............       (1,713)       (2,518)      (4,450)
Less: change in valuation allowance....        1,229         4,118        4,450
                                            --------      --------     --------
  Total tax benefit....................     $    400         1,600     $     --
                                            ========      ========     ========

      The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, is shown below:

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                            2002     2003    2004
                                            ----     ----    ----
Statutory federal rate.................       34%      34%     34%
State taxes............................        3        3       3
Goodwill...............................       --       --      --
Life insurance proceeds................       --       --      --
Valuation allowance....................      (87)     (83)    (37)
Other..................................       --       --      --
                                             ---      ---     ---
  Total................................      (50)%    (46)%     0%
                                             ===      ===     ===

      As of December 31, 2004, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $47.2 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. SFAS No. 109 indicated that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance of $6.0 million for all of the recorded net deferred tax assets. In 2002 and 2003, we reversed $0.4 million and $1.6 million, respectively of this related reserve due to our expectation of generating taxable income in the future. Future favorable adjustments to the valuation allowance may be required if and when circumstances change.

11.   SEGMENT INFORMATION

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in three segments - Seismic Drilling, Aviation Transportation and Environmental Services, all of which operate exclusively in North America. The Seismic Drilling division is comprised of three segments - Drilling, Survey and Permitting. The Aviation Transportation division and the Environmental Services division operate as stand alone segments. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, are located in North America.

      The segment classified as Corporate includes all other operating activities to support the executive office, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

      Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue is derived through transport of geophones and recorders used to collect the seismic data between receiving points, transport heli-portable drilling units into remote or otherwise inaccessible terrain, transport people and equipment to offshore oil and gas platforms and rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank and vessel cleaning. The following table shows segment information (net of intercompany transactions) as adjusted for discontinued operations for the years ended December 31, 2002, 2003 and 2004:

                                            DRILLING     AVIATION     ENVIRONMENTAL     CORPORATE       TOTAL
                                            ---------    --------     -------------     ---------     ---------
2004
   Operating revenues...................    $  30,596    $ 12,371     $       8,667     $      --     $  51,634
   Operating income (loss)..............        2,429        (806)              597        (6,390)       (4,170)
   Interest expense.....................           --          --                --         5,177         5,177
   Depreciation and amortization........        3,399       1,001               950            --         5,350
   Asset impairments....................           --       4,174                --            --         4,174
   Loss from discontinued operations....           --      (3,086)               --            --        (3,086)
   Identifiable assets..................       21,502      20,985            13,264        10,162        65,913
   Capital expenditures(2)..............          162       6,612                21           103         6,898

2003
   Operating revenues...................    $  31,579    $  4,244     $          --     $      --     $  35,823
   Operating income (loss)..............        5,422         311                --        (2,392)        3,341
   Interest expense.....................           --          --                --         1,397         1,397
   Depreciation and amortization........        3,355         524                --            --         3,879
   Income (loss) from discontinued
     operations.........................         (367)        192                --            --          (175)
   Identifiable assets..................       22,557      15,795                --        11,937        50,289
   Capital expenditures(2)..............           99         358                --            37           494

2002
   Operating revenues...................    $  24,619    $  3,066     $          --     $      --     $  27,685
   Operating income (loss)..............        3,017         888                --        (2,033)        1,872
   Interest expense.....................           --          --                --         1,179         1,179
   Depreciation and amortization........        3,270         414                --            --         3,684
   Identifiable assets(1)...............       25,359       6,096                --         9,870        41,325
   Capital expenditures(1) (2)..........          625          25                --            35           892

------------

(1) In September 2002, we acquired certain drilling equipment previously held under a lease obligation.

(2) Net of assets obtained in acquisitions (See Note 12).

12.   ACQUISITIONS

      AIRJAC DRILLING

     On January 18, 2002, we acquired the assets of AirJac Drilling (AirJac), a division of Veritas DGC Land, Inc. (Veritas), a seismic drilling support company headquartered in New Iberia, Louisiana. The aggregate acquisition price was $4.2 million, including $2.0 million cash, acquisition costs, assumption of a capital lease and a commitment valued at $1.9 million to discount future work to be performed for Veritas over a four year period. In this acquisition, we acquired inventory, vehicles, shop equipment and drilling, assigning field and support equipment. The allocation of the purchase price resulted in assigning $1.9 to a million customer relationship intangible asset (See Note 5). We established a liability for these future minimum discounts which will be recognized as work is performed. The results of AirJac's operations have been included in our consolidated financial statements since the acquisition date.

      AMERICAN HELICOPTERS, INC.

      On November 20, 2003, we purchased American Helicopters, Inc. ("AHI") for an aggregate acquisition price of $5.4 million including $4.6 million of cash and the assumption of $0.8 million of certain liabilities. AHI operated 17 helicopters from base locations in Louisiana and Texas and was headquartered in Angleton, Texas. The infrastructure received through this acquisition significantly increased our ability to provide aviation services to oil and gas companies operating in the offshore waters in the Gulf of Mexico. The results of AHI's operations have been included in our consolidated financial statements since the acquisition date.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisition of AHI at the date of acquisition (in thousands):

BALANCE SHEET DATA

Current assets, including cash of $542...........................   $   2,129
Property, plant, and equipment...................................       3,322
Current Liabilities..............................................        (598)
Long-term liabilities............................................        (213)
                                                                    ---------
Cash purchase price..............................................   $   4,640
                                                                    =========

      In 2004, we made an adjustment to the purchase price for additional liabilities assumed since the date of acquisition totaling $0.2 million, which increased the total cash purchase price to $4.8 million. The adjustment increased property and equipment with an offsetting amount to current liabilities. Additional fees of $0.3 million associated with the acquisition were capitalized to intangibles and are being amortized over 5 years.

      TRUSSCO, INC

      On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively "Trussco) for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders ("Stockholder Notes") maturing in June 2007, and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offers cross-selling opportunities with our aviation transportation division. Correspondingly, $4.6 million was allocated to intangible assets attributable to customer lists and other industry-specific intangible assets. The results of Trussco operations are included in our consolidated financial statements since the date of the acquisition.

      In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco a promissory note ("Earnout Note") that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3 million, or (ii) the sum of the product of 3.12 times Trussco's average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the thirty-six month period ending December 31, 2006 less the sum of $9 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed. At December 31, 2004, no amounts have been accrued under the terms of the Earnout Note as no amounts are owed.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment and intangible assets are being amortized over five years with no residual value. The final allocation of the purchase price to intangible assets and goodwill has not been completed. The allocation of the purchase price is subject to adjustment as acquired asset and liability values are being finalized and certain "look back" provisions are resolved (in thousands):

Current assets, including cash of $427.......     $    3,618
Property and equipment.......................          3,695
Other assets.................................             19
Intangible assets............................          4,644
Current Liabilities..........................         (1,460)
Assumption of Debt...........................           (177)
Stockholder Notes............................         (3,000)
                                                  ----------
  Cash purchase price........................     $    7,339
                                                  ==========

      In July 2004, we incurred fees for merchant banking services provided during the Trussco acquisition. The fees were earned upon signing of final documents and the receipt of title to assets. The total fee included $0.5 million cash, increasing the cash purchase price to $7.8 million, 69,930 shares of restricted stock and 5-year common stock warrants to purchase 100,000 shares of common stock at an exercise price of $7.15. The restricted stock was valued at the common stock price on July 1, 2004 of $4.89 per share, or $0.3 million. The warrants are not exercisable for a period of one-year after the issue date of such warrants. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The total value of fees of $1.0 million were capitalized as part of the allocation of the purchase price and assigned to intangibles associated with the Trussco acquisition and are being amortized over 5 years.

      The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if Airjac, AHI and Trussco were acquired on January 1, 2002, with the entire results of AHI presented as discontinued operations (see note 13):

                                                                    PRO FORMA
                                                                UNAUDITED RESULTS

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         2002          2003          2004
                                                      ----------     ---------    ----------
                                                       (in thousands except per share data)
INCOME STATEMENT DATA
Operating revenue..................................   $   48,329     $  55,547    $   61,342
Operating expenses.................................       47,925        50,843        60,633

Net income (loss) from continuing operations
  available to common stockholders.................         (985)        4,134       (11,554)
Discontinued operations............................          574           877        (3,086)
                                                      ----------     ---------    ----------
  Net income (loss) available to common
    stockholders...................................   $     (411)    $   5,011    $  (14,640)
                                                      ==========     =========    ==========
Basic income (loss) per common share:
  Income (loss) from continuing operations
    available to common stockholders...............   $    (0.11)    $    0.47    $    (1.06)
  Income (loss) from discontinued operations.......         0.07          0.10         (0.28)
                                                      ----------     ---------    ----------
  Net Income (loss) available to common
   stockholders....................................   $     0.04     $    0.57    $    (1.34)
                                                      ==========     =========    ==========
Diluted income (loss) per common share:
  Income (loss) from continuing operations
    available to common stockholders...............   $    (0.11)    $    0.40    $    (1.06)
  Income (loss) from discontinued operations.......         0.07          0.08         (0.28)
                                                      ----------     ---------    ----------
  Net income (loss) available to common
   stockholders....................................   $     0.04     $    0.48    $    (1.34)
                                                      ==========    ==========    ==========

13.   DISCONTINUED OPERATIONS

      On November 20, 2003, we purchased AHI, resulting in the acquisition of thirteen (13) helicopters and four (4) leased helicopters at bases located in Louisiana and Texas. AHI was strategically targeted and purchased for the infrastructure of aircraft, fueling stations, flight (customer) following and pilot and mechanic organizations.

      We made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers in Texas, and to move all operations to our main operating facility in Louisiana. This strategy also fits with the planned completion of the Intracoastal City (Mouton Cove) facility as a central operation base of operations. Our planned strategy is to certify all of our fleet under the OMNI Federal Aviation Agency 135 certificate and to market our flight services to independent and major oil and gas customers. Our strategy is to service operators that require aircraft geared to crew change and larger passenger capacity, which allow for higher rates and use. The large operators work from Master Service Agreements which meet our needs for higher, more fixed pricing and fixed unit structures. The plan encompassed relocation of personnel, the elimination of certain duplicate positions, and the negotiation of early release of operating leases at the Brazoria County facility. The costs we incurred include travel and re-location costs for personnel who were relocated, costs associated with the transfer of aircraft to the 135 certificate, termination costs for personnel who were eliminated, any costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. In September 2004, we surrendered the AHI 135 certificate.

      In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate component of the aviation segment and are recognizing costs associated with our exit activities from the Brazoria base. These items are reported as results of discontinued operations totaling $3.1 million, net of income taxes of $0, as a component of net loss. Accordingly, the table below presents all revenues and expenses of the Brazoria location included in the loss from discontinued operations:

                                                               YEAR  ENDED DECEMBER 31,
                                                            ------------------------------
                                                               2003                2004
                                                            -----------        -----------
                                                                    (in thousands)
Revenue...............................................      $       874        $     2,780
Operating expenses:
  Direct operating costs..............................              587              4,058
  Depreciation and amortization.......................               23                 59
  General and admin expenses..........................               72                997
                                                            -----------        -----------
    Total operating expenses..........................              682              5,114
Other direct exit costs...............................               --                752
                                                            -----------        -----------
Loss before taxes.....................................              192             (3,086)
Tax (benefit) expense.................................               --                 --
                                                            -----------        -----------
Net income (loss) from discontinued operations........      $       192        $    (3,086)
                                                            ===========        ===========

      We have included in the loss from discontinued operations an allowance for doubtful accounts of $0.2 million recorded as a result of contract termination negotiations associated with our exit of the Brazoria County, Texas market. The allowance is shown net against accounts receivable in the consolidated balance sheet at December 31, 2004. As required by SFAS No. 146, the following table reflects the total amount incurred in connection with the other exit activity for the year ended December 31, 2004:

                                                                YEAR ENDED
                                                             DECEMBER 31, 2004
                                                             -----------------
Lodging and travel..........................................     $      53
Severance and outplacement..................................            30
                                                                 ---------
Total exit costs............................................            83
                                                                 =========

14.   SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                   QUARTER ENDED
                                                               ---------------------------------------------------
                            2004                               MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
-----------------------------------------------------------    --------   ----------   ------------    -----------
                                                                          (Restated)   (Restated)
                                                                      (in thousands except per share data)
Operating revenues.........................................    $ 10,853    $  12,644   $   14,300       $   13,837
Operating expenses.........................................      10,222       12,480       14,846           14,082
Asset impairment...........................................          --           --           --            4,174
                                                               --------    ---------   ----------       ----------
Operating income (loss)....................................         631          164         (546)          (4,419)

Income (loss) from continuing operations ..................         187         (911)      (2,004)          (8,441)
Income (loss) from discontinued operations.................        (102)          29       (1,465)          (1,548)
                                                               --------    ---------   ----------       ----------
Income (loss)..............................................          85         (882)      (3,469)          (9,989)
Dividends and accretion of preferred stock.................        (485)          (5)          --               --
                                                               --------    ---------   ----------       ----------
Net income (loss) available to common stockholders.........    $   (400)   $    (887)  $   (3,469)      $   (9,989)
                                                               ========    =========   ==========       ==========
Basic income (loss) per common share:
    Loss from continuing operations........................    $  (0.03)   $   (0.08)  $    (0.18)      $    (0.74)
    Loss from discontinued operations......................       (0.01)          --        (0.13)           (0.14)
                                                               --------    ---------   ----------       ----------
    Net loss available to common stockholders..............    $  (0.04)   $   (0.08)  $    (0.31)      $    (0.88)
                                                               ========    =========   ==========       ==========
Diluted income (loss) per common share:

    Loss from continuing operations........................    $  (0.03)   $   (0.08)  $    (0.18)      $    (0.74)
    Loss from discontinued operations......................       (0.01)          --        (0.13)           (0.14)
                                                               --------    ---------   ----------       ----------
    Net loss available to common stockholders..............    $  (0.04)   $   (0.08)  $    (0.31)      $    (0.88)
                                                               ========    =========   ==========       ==========

                                                                                    QUARTER ENDED
                                                               -----------------------------------------------------
                            2003                               MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
-----------------------------------------------------------    --------    ---------    ------------    ------------
                                                                      (in thousands except per share data)
Operating revenues.........................................    $  6,207    $  10,409      $   10,218      $    8,989
Operating expenses.........................................       6,173        8,587           8,664           9,058
                                                               --------    ---------      ----------      ----------
Operating income (loss)....................................          34        1,822           1,554             (69)

Income (loss) from continuing operations...................        (115)       1,542           1,439             792
Loss from discontinued operations..........................          --           --              --            (175)
                                                               --------    ---------      ----------      ----------
    Income (loss)..........................................        (115)       1,542           1,439             617

Dividends and accretion of preferred stock.................          --           --            (242)           (242)
                                                               --------    ---------      ----------      ----------
Net income (loss) available to common stockholders.........    $   (115)   $   1,542      $    1,197      $      375
                                                               ========    =========      ==========      ==========
Basic income (loss) per common share:
    Income (loss) from continuing operations...............    $  (0.01)   $    0.18      $     0.14      $     0.06
    Loss from discontinued operations......................          --           --              --           (0.02)
                                                               --------    ---------      ----------      ----------
    net income (loss) available to common stockholders.....    $  (0.01)   $    0.18      $     0.14      $     0.04
                                                               ========    =========      ==========      ==========
Diluted income (loss) per common share:

    Income (loss)from continuing operations................    $  (0.01)   $    0.18      $     0.11      $     0.05
    Loss from discontinued operations......................          --           --              --           (0.01)
                                                               --------    ---------      ----------      ----------
    Net income (loss) available to common stockholders.....    $  (0.01)   $    0.18      $     0.11      $     0.04
                                                               ========    =========      ==========      ==========


   During the three months ended December 31, 2004, we recorded an impairment charge of approximately $4.2 million of which approximately $3.0 million was the write off of unamortized aviation repairs and $1.2 million was an impairment charge on our aviation fleet. Furthermore, during the fourth quarter of 2004, we recorded a charge of $0.8 million in unamortized loan costs, $0.9 million in connection with the early extinguishment of a portion of our convertible debentures and $0.4 million in other loan costs.

RESTATEMENT OF PRIOR PERIOD INTERIM FINANCIAL STATEMENTS

      Due to the restatements as described below and contained herein of the Consolidated Financial Statements previously filed within Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 such financial statements contained in these Forms 10-Q should no longer be relied upon.

      In final preparation for the filing of the annual report on Form 10-K, an error was discovered that affects amounts that had previously been reported on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. The error arose as a result of the incorrect calculation of the valuation of the warrants and the beneficial conversion features originally recorded on the convertible debentures entered into during April 2004. This error resulted in an understatement in the amount recorded as convertible debentures, net of discounts and an overstatement in the amount recorded as additional paid in capital of $1.4 million. Furthermore, the amount of these debt discounts, the beneficial conversion features and loss on extinguishments of debt charged to expense were overstated.

      The following is a comparison of the previously reported and restated amounts for the Consolidated Statements of Operations for the quarterly periods ended June 30, 2004 and September 30, 2004:

                                                      THREE MONTHS ENDED JUNE 30, 2004          SIX MONTHS ENDED JUNE 30, 3004
                                                  ---------------------------------------- ----------------------------------------
                                                  (as reported)                            (as reported)
                                                        (1)     (adjustment) (as restated)     (1)       (adjustment) (as restated)
Operating revenues .............................    $  12,644    $      --    $  12,644       $  23,497   $      --    $  23,497
Operating expenses .............................       12,480           --       12,480          22,702          --       22,702
                                                    ---------    ---------    ---------       ---------   ---------    ---------
Net operating income (loss) ....................          164           --          164             795          --          795
Interest expense and other .....................        1,431         (356)       1,075           1,875        (356)       1,519
                                                    ---------    ---------    ---------       ---------   ---------    ---------
Income (loss) from continuing Operations .......       (1,267)         356         (911)         (1,080)        356         (724)
Gain (loss) from discontinued operations .......           29           --           29             (73)         --          (73)
                                                    ---------    ---------    ---------       ---------   ---------    ---------
Income .........................................       (1,238)         356         (882)         (1,153)        356         (797)
Accretion of preferred stock and dividends .....           (5)          --           (5)           (490)         --         (490)
                                                    ---------    ---------    ---------       ---------   ---------    ---------
Net income (loss) applicable to common
   stockholders ................................    $  (1,243)   $     356    $    (887)      $  (1,643)  $     356    $  (1,287)
                                                    =========    =========    =========       =========   =========    =========
Basic income (loss) per common share:
Income (loss) from continuing operations .......    $   (0.11)   $    0.03    $   (0.08)      $   (0.15)  $    0.04    $   (0.11)
Loss from discontinued operations ..............           --           --           --           (0.01)         --        (0.01)
                                                    ---------    ---------    ---------       ---------   ---------    ---------
Net Income (loss) applicable to common
   stockholders ................................    $   (0.11)   $    0.03    $   (0.08)      $   (0.16)  $    0.04    $   (0.12)
                                                    =========    =========    =========       =========   =========    =========
Diluted income (loss) per common share:
Income (loss) from continuing operations .......    $   (0.11)   $    0.03    $   (0.08)      $   (0.15)  $    0.04    $   (0.11)
Income (loss) from discontinued operations .....           --           --           --           (0.01)         --        (0.01)
                                                    ---------    ---------    ---------       ---------   ---------    ---------
Net Income (loss) applicable to common
   stockholders ................................    $   (0.11)   $    0.03    $   (0.08)      $   (0.16)  $    0.04    $   (0.12)
                                                    =========    =========    =========       =========   =========    =========

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2004     NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                  ---------------------------------------- ----------------------------------------
                                                  (as reported)                            (as reported)
                                                       (1)      (adjustment) (as restated)       (1)     (adjustment) (as restated)
Operating revenues..............................    $ 14,300     $    --       $ 14,300      $   37,797    $    --      $  37,797
Operating expenses..............................      14,846          --         14,846          37,548         --         37,548
                                                    --------     -------       --------      ----------    -------      ---------
Net operating income (loss).....................        (546)         --           (546)            249         --            249
Interest expense and other......................       2,005        (547)         1,458           3,880       (903)         2,977
                                                    --------     -------       --------      ----------    -------      ---------
Net income (loss) from continuing operations ...      (2,551)        547         (2,004)         (3,631)       903         (2,728)
Loss from discontinued operations...............      (1,465)         --         (1,465)         (1,538)        --         (1,538)
                                                    --------     -------       --------      ----------    -------      ---------
Net Income......................................      (4,016)        547         (3,469)         (5,169)       903         (4,266)
Accretion of preferred stock....................          --          --             --            (490)        --           (490)
                                                    --------     -------       --------      ----------    -------      ---------
Net income (loss) applicable to common
   stockholders ................................    $ (4,016)    $   547       $ (3,469)     $   (5,659)   $   903      $  (4,756)
                                                    ========     =======       ========      ==========    =======      =========
Basic income (loss) per common share:
Income (loss) from continuing operations........    $  (0.23)    $  0.05       $  (0.18)     $    (0.40)   $  0.10      $   (0.30)
Loss from discontinued operations...............       (0.13)         --          (0.13)          (0.13)     (0.01)         (0.14)
                                                    --------     -------       --------      ----------    -------      ---------
Net Income (loss) applicable to common
   stockholders ................................    $  (0.36)    $  0.05       $  (0.31)     $    (0.53)   $  0.09      $   (0.44)
                                                    ========     =======       ========      ==========    =======      =========
Diluted income (loss) per common share:
Income (loss) from continuing operations........    $  (0.23)    $  0.05       $  (0.18)     $    (0.40)   $  0.10      $   (0.30)
Loss from discontinued operations...............       (0.13)         --          (0.13)          (0.13)     (0.01)         (0.14)
                                                    --------     -------       --------      ----------    -------      ---------
Net Income (loss) applicable to common
   stockholders ................................    $  (0.36)    $  0.05       $  (0.31)     $    (0.53)   $  0.09      $   (0.44)
                                                    ========     =======       ========      ==========    =======      =========

(1) As originally reported, adjusted for discontinued operations of AHI.

      In addition to consideration of the restatements described above, the Line of Credit contains a lockbox arrangement and acceleration clause which requires the amount to be recorded as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and Lock-box Arrangement." Conversely, the Line was incorrectly classified as a long-term liability at March 31, 2004 and June 30, 2004.

      Accordingly, the financial statements for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 have been restated.

                                                          MARCH 31, 2004
                                             ------------------------------------------
                                             (as reported)  (adjustment)  (as restated)
Line of credit, current ..................     $      -      $    6,487    $    6,487
Total current liabilities ................       12,081           6,487        18,568
Line of credit, long-term ................        6,487          (6,487)            -
Convertible debentures, net of discount ..        9,050              --         9,050
Long-term liabilities ....................       27,932          (6,487)       21,445
Total Liabilities ........................       40,013              --        40,013
Additional paid in capital ...............       62,767              --        62,767
Accumulated deficit ......................      (45,867)             --       (45,867)
Total stockholders' equity ...............       18,779              --        18,779

                                                                               JUNE 30, 2004
                                                               --------------------------------------------
                                                               (as reported)   (adjustment)   (as restated)
Line of credit, current.................................        $       --      $    5,260     $    5,260
Convertible debentures, net of discount.................            13,179           1,043         14,222
Total current liabilities...............................            29,848           6,303         36,151
Line of credit, long term...............................             5,260          (5,260)            --
Long-term liabilities...................................            22,223          (5,260)        16,963
Total Liabilities.......................................            52,071           1,043         53,114
Additional paid in capital..............................            64,584          (1,399)        63,185
Accumulated deficit.....................................           (47,111)            356        (46,755)
Total stockholders' equity..............................            17,089          (1,043)        16,046

                                                                            SEPTEMBER 30, 2004
                                                               --------------------------------------------
                                                               (as reported)   (adjustment)   (as restated)
Line of credit, current.................................        $    9,920      $       --     $     9,920
Convertible debentures, net of discount.................            11,399             496          11,895
Total current liabilities...............................            41,012             496          41,508
Long-term liabilities...................................            17,241              --          17,241
Total Liabilities.......................................            58,253             496          58,749
Additional paid in capital..............................            65,092          (1,399)         63,693
Accumulated deficit.....................................           (51,127)            903         (50,224)
Total stockholders' equity..............................            13,582            (496)         13,086

15. SUBSEQUENT EVENTS

      At December 31, 2004, we had certain non-essential aviation assets reported as "Held for Sale" which were ultimately sold subsequent to the year ended December 31, 2004 for $2.9 million in cash and extinguishment of debt. For the twelve month period ended December 31, 2004, we recorded an impairment of $0.6 million representing the write down of these non-essential aviation assets to their expected net realizable value.

      On March 7, 2005, we received a commitment letter from an Institutional Investor to provide us with $50 million of equipment term financing ("Term A Loan"). Under the terms of the commitment letter, funding under the Term A Loan will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan will be used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under Consideration. Closing is subject to negotiation, execution and delivery of loan and contractual documentation reasonably satisfactory to the lender.

      The Term A Loan will mature 60 months after closing and with level amortization of the principal, quarterly in arrears, to a 50% balloon at the maturity date. The Term A Loan will initially accrue interest at the rate of the 30-day LIBOR plus 6.5%, payable quarterly. Further, in connection with the completion of the Term A Loan, the Line (See Note 4) will be increased from $12 million to $15 million, the maturity will be extended to be concurrent with the Term A Loan and will contain cross default provisions.

      On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the "16(b) litigation") against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the "Debenture Holders"). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

      On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund ("Portside") notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the "Portside Debentures"). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures.

      Portside's acceleration of the maturity of the Debentures and its potential commencement and prosecution of a civil action against us to obtain a judgement with repect to all amounts owed to it under the Debentures are subject to the terms of certain Subordination and Intercreditor Agreements (the "Subordination Agreements") between the Debenture Holders and Webster Business Credit Corporation (the "Agent"). Pursuant to the Subordination Agreements, Portside is not authorized to receive payments in respect to the Debentures as a result of the acceleration date of the debentures or enforce any such judgement without the prior written consent of Agent, except upon the earliest to occur of, among other things, (i) acceleration of the senior debt, (ii) commencement of enforcement of any rights and remedies under the senior debt documents or applicable law with respect to the senior debt or the senior debt documents,
(iii) the institution of any Proceeding (as defined in the Subordination Agreements), or (iv) the passage of 180 days from the date on which Agent received written notice of the default from Portside.

      To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation, as well as, pursuing all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.


      In April 2005, we reached a tentative settlement ("Portside Settlement") with Portside. Under the terms of the Portside Settlement, we agreed to pay Portside $1.0 million cash and issue them 500,000 shares of our common stock in exchange for the extinguishment of approximately $2.8 million of our 6.5% Subordinated Convertible Debentures and the dismissal of Portside from the 16(b) litigation. Completion of the Portside Settlement is contingent upon completion of a mutually satisfactory settlement agreement and release from Portside and other Debenture holders.


      On January 21, 2005 we entered into a forbearance agreement with Beal Bank, SSB, which increased the interest rate from 12% to 17% and extended the maturity of the Bridge Loan to March 15, 2005. The forbearance agreement has been amended to extend the maturity to April 15, 2005. In connection with the execution of the forbearance agreement and the extension thereof, we have reduced the outstanding principal balance by $0.6 million. We are currently in negotiations to extend the maturity date of the Bridge loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 24, 2005, we engaged Pannell Kerr Forster of Texas, P.C. ("PKF") as our Independent Registered Public Accounting Firm to audit our consolidated financial statements for the year ending December 31, 2004. BDO Seidman, LLP ("BDO"), who had been engaged as our Independent Registered Public Accounting Firm since July 12, 2004, resigned on February 17, 2005, prior to commencement of work on the audit of our consolidated financial statements for the year ending December 31, 2004. PKF will also perform a review of the unaudited condensed quarterly financial statements to be included in our quarterly reports on Form 10-Q beginning with the March 31, 2005 Form 10-Q. The decision to engage PKF as our Independent Registered Public Accounting Firm was made by the Audit Committee of our Board of Directors.

      BDO reviewed the Company's consolidated financial statements during the quarters ended June 30, 2004 and September 30, 2004. BDO did not provide a report on the Company's financial statements for either of the past two years.

      During the period beginning July 12, 2004 through the date of their resignation, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements. During the period beginning July 12, 2004 through the date of BDO's resignation, there were no reportable events as defined in Item 304 (a)
(1) (v) of Regulation S-K requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. As used herein, the term "reportable event" means any of the items listed in paragraphs (a) (1) (v) (A)-(D) of Item 304 of Regulation S-K.

      During the two-year period ended December 31, 2004 and the subsequent interim period prior to PKF's engagement, neither we nor anyone on its behalf has consulted with PKF regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that PKF concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

      We requested that BDO furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from BDO dated February 24, 2005 was filed as
Exhibit 16.1 to the Form 8-K dated February 24, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

   We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

   During the course of conducting the December 31, 2004 audit of the consolidated financial statements, several accounting adjustments were identified, some of which affected prior quarters and resulted in a restatement of the consolidated financial statement for each of the three quarters ended March 31, 2004, June 20, 2004 and September 30, 2004 and the year ended December 31, 2003. The restatements were the result of two material errors: 1) the result of our Line of Credit being inappropriately classified as long-term. As required by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement", the line of credit should have been classified as current and 2) the Company executed Convertible Debenture agreements which also contained warrants. An error arose as a result of the incorrect calculation of the valuation of the warrants and the beneficial conversion features originally recorded on the Convertible Debentures entered into during April 2004. This error resulted in an understatement in the amount recorded as convertible debentures, net of discounts and an overstatement in the amount recorded as additional paid in capital of $1.4 million. Furthermore, the amount of the debt discounts, the beneficial conversion feature and loss on extinguishments of debt charged to expense were overstated. Accordingly, we restated the financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004 as a result of item 1) above and the quarters ended June 30, 2004 and September 30, 2004 as a result of item 2) above.

   Management has concluded, based on these circumstances discussed above that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design and effectiveness of the Company's internal control.

   In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, due to the material weakness discussed above, our disclosure controls and procedures were not effective as of December 31, 2004.

   During its evaluation of the effectiveness and sufficiency of our internal financial reporting function, Management recognized the need to strengthen and expand the Company's public reporting function with the employment of additional financial and accounting staff experienced with generally accepted accounting principles, reporting to the Securities and Exchange Commission, internal controls and the Sarbanes-Oxley Act of 2002. Management believes certain identified weaknesses arose because of inadequate staffing in the Company's current accounting and financial reporting function. This staffing void was created with the December departure of the Company's Chief Accounting Officer. Management acknowledges the weakness of the controls and will find a suitable candidate that will insure the Company is compliant will all its reporting and disclosure requirements. The Company will begin the process of replacing the chief accounting officer in the second quarter, 2005. During the interim, the Company will use outside independent accounting experts.

ITEM 9B. OTHER

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning our directors and officers called for by this item will be included in our definitive Proxy Statement under the heading "Information About the Company's Directors", prepared in connection with the 2005 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement under the heading "Annual Compensation," prepared in connection with the 2005 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement under the heading "Summary Compensation Table," prepared in connection with the 2005 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement under the heading "Certain Transactions," prepared in connection with the 2005 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement under the heading "Relationship with Independent Public Accountants," prepared in connection with the 2005 Annual Meeting of stockholders and is incorporated herein by reference.

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

                  OMNI ENERGY SERVICES CORP. (REGISTRANT)

                  By: /s/ JAMES C. ECKERT
                      ------------------------------------
                  James C. Eckert
                  President and Chief Executive Officer
                  (Principal Executive Officer)
                  Date: April 18, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                      DATE
      ---------                         -----                      ----
/s/ JAMES C. ECKERT         President, Chief Executive       April 18, 2005
-------------------
   James C. Eckert          Officer, Chairman of the Board

/s/ G. DARCY KLUG           Executive Vice President         April 18, 2005
-----------------
    G. Darcy Klug

/s/ MICHAEL G. DEHART                 Director               April 18, 2005
---------------------
  Michael G. DeHart

 /s/ DAVID A. MELMAN                  Director               April 18, 2005
-------------------
   David A. Melman

/s/ CRAIG P. ROTHWELL                 Director               April 18, 2005
---------------------
  Craig P. Rothwell

/s/ RICHARD C. WHITE                  Director               April 18, 2005
--------------------
  Richard C. White

                           OMNI ENERGY SERVICES CORP.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   2.1    Stock Purchase and Sale Agreement (Employee-Shareholders) dated May
          26, 2004, by and between the Company and Trussco, Inc. and Trussco
          Properties (filed as Exhibit 2.1 to our Form 8-K, as amended on June
          14, 2004, File No. 000-23383, originally filed with the Commission on
          June 10, 2004).

   2.2    Stock Purchase and Sale Agreement (Non-Employee-Shareholders) dated
          May 26, 2004, by and between the Company and Trussco, Inc. and Trussco
          Properties (filed as Exhibit 2.2 to our Form 8-K, as amended on June
          14, 2004, File No. 000-23383, originally filed with the Commission on
          June 10, 2004).

   3.1 Composite Articles of Incorporation of OMNI Energy Services Corp.(as of November 7, 2000) (filed as Exhibit 3 to our Annual Report on Form
          10-K for the fiscal year ended December 31, 2000, File No.
          000-23383N)

   3.2    Form of Articles of Amendment -- Articles of Incorporation (filed as
          Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 000-23383).

   3.3    Bylaws of OMNI, as amended (incorporated by reference to our Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2001).

   4.1    See Exhibit 3.1, 3.2 and 3.3 for provisions of our Articles of
          Incorporation and By-laws defining the rights of holders of Common
          Stock.

   4.2    Specimen Common Stock Certificate (incorporated by reference to our
          Registration Statement on Form S-1 (Registration Statement No.
          333-36561).

   4.3 Form of 6.5% Convertible Debenture dated as of February 12, 2004 among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, File No. 000-23383, originally filed with the Commission on February
          13, 2004).

   4.3 Form of 6.5% Convertible Debenture, dated as of April 15, 2004, among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19,
          2004).

   4.4 Form of Warrant to Purchase Common Stock dated as of February 12, 2004 among the Company and certain accredited investors exercisable at $7.15 per share (with attached schedule of parties and terms thereto)
          (filed as Exhibit 4.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on February 13, 2004).

   4.5 Form of Warrant to Purchase Common Stock dated as of February 12, 2004 among the Company and certain investors exercisable at $8.50 per share
          (with attached schedule of parties and terms thereto) (filed as Exhibit 4.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on February 13, 2004).

   4.6 Form of Warrant to Purchase Common Stock, dated as of April 5, 2004, among the Company and certain accredited investors exercisable at $9.00 per share (with attached schedule of parties and terms thereto)
          (filed as Exhibit 4.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

   4.7 Omnibus Amendment, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 4.3 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

   4.8    Amendment and Conditional Waiver Agreement, dated as of October 8,
          2004, among OMNI Energy Services Corp., Provident Premier Master Fund
          Ltd., Portside Growth and Opportunity Fund, Manchester Securities
          Corp., and Gemini Master Fund, Ltd. (filed as Exhibit 4.1 to our Form
          8-K, File No. 000-23383, originally filed with the Commission on October 12, 2004).

 *10.1 Form of Indemnity Agreement by and between us and each of our directors and executive officers (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No.
          333-36561)).

 *10.2    Stock Incentive Plan (incorporated by reference to our Registration
          Statement on Form S-1 (Registration Statement No. 333-36561)).

 *10.3    Fifth Amended And Restated Omni Energy Services Corp. Stock Incentive
          Plan (incorporated by reference to our Proxy Statement for our November 30, 2004 stockholders meeting originally filed with the Commission on November 1, 2004).

 *10.4    Form of Stock Option Agreements under our Stock Incentive Plan
          (incorporated by reference to our Registration Statement on Form S-1
          (Registration Statement No. 333-36561)).

  10.5 Securities Purchase Agreement dated as of February 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.1 to our Form 8-K, originally filed with the Commission on February 13, 2004).

  10.6 Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein
          (filed as Exhibit 10.1 to our Form 8-K, originally filed with the Commission on April 19, 2004).

EXHIBIT
NUMBER
-------
  10.7    Registration Rights Agreement dated as of February 12, 2004, by and among the Company and certain accredited investors listed therein
          (filed as Exhibit 10.2 to our Form 8-K, File No. 000-23383, originally filed with the Commission on April 19, 2004).

  10.8    Amendment No. 1 to Registration Rights Agreement, dated as of April
          12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, File No.
          000-23383, originally filed with the Commission on April 19, 2004).

  10.9    Amended and Restated Registration Rights Agreement, dated as of April
          15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.3 to our Form 8-K, File No.
          000-23383, originally filed with the Commission on April 19, 2004).

*10.10    Employment Agreement of James C. Eckert dated July 1, 2004 (filed as
          Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

*10.11    James C. Eckert Stock Based Award Incentive Agreement dated June 30,
          2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

*10.12    James C. Eckert Amended & Restated Incentive Agreement dated August
          12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

*10.13    Employment Agreement of G. Darcy Klug dated July 1, 2004 (filed as
          Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

*10.14    G. Darcy Klug Stock Based Award Incentive Agreement dated June 30,
          2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

*10.15    G. Darcy Klug Amended & Restated Incentive Agreement dated August 12,
          2004 (filed as Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

*10.16    James C. Eckert Incentive Agreement dated December 1, 2003 (filed as
          Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

*10.17    G. Darcy Klug Incentive Agreement dated December 1, 2003 (filed as
          Exhibit 10.4 to our Form 10-Q, File No. 000-23383, originally filed with the Commission on August 25, 2004).

 10.18    Webster Bank - Credit and Security Agreement dated December 23, 2003

 10.19    Webster Bank - First Amendment to Credit and Security Agreement dated
          June 30, 2004

 10.20    Webster Bank - Second Amendment to Credit and Security Agreement dated
          August 27, 2004

 10.21    Webster Bank - Third Amendment to Credit and Security Agreement dated
          October 22, 2004

 10.22    Beal Bank, SSB - Security Agreement dated October 22, 2004

 10.23    Beal Bank, SSB - Forbearance Agreement dated January 21, 2005

 10.24    Beal Bank, SSB - First Amendment to Forbearance Agreement dated March
          15, 2005

  21.1    Subsidiaries of OMNI Energy Services Corp.

  23.1    Consent of Pannell Kerr Forster of Texas, P.C.

  23.2    Consent of Fitts Roberts & Co.

  23.3    Consent of Ernst & Young LLP

  31.1    Section 302 Certification of Chief Executive Officer

  31.2    Section 302 Certification of Interim Principal Financial Officer

  32.1    Section 906 Certification of Chief Executive Officer

  32.2    Section 906 Certification of Interim Principal Financial Officer

----------------

*  Management contract or compensation plan or arrangement