Form 10-K/A
period 2004-12-31
OMNI ENERGY SERVICES CORP
filed 2005-05-02
CIK 1046212

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

      On April 18, 2005, OMNI Energy Services Corp. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2004 (the "Initial Form 10-K"). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2005 Annual Stockholders' Meeting, which the Company anticipated filing on or before May 2, 2005. Since filing the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the May 2 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

      The following table sets forth, as of April 26, 2005, certain information about the Company's directors. All of the directors are elected annually for a one-year term. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director, and no director is related to any other director or executive officer of the Company.

    DIRECTORS                AGE        POSITION
    ---------                ---        --------
 James C. Eckert              55   Chairman of the Board
Michael G. DeHart             54      Director (1) (2)
 David A. Melman              62      Director (1) (3)
Craig P. Rothwell             50        Director (3)
Richard C. White              50      Director (1) (2)

      (1) Member of Compensation Committee

      (2) Member of Audit Committee

      (3) Member of the Corporate Governance Committee

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

      Michael G. DeHart is a Certified Public Accountant and has been employed as the President and Chief Investment Officer for Stuller Management Services, Inc., since June 2001. Prior to that, Mr. DeHart was a partner with the accounting firm Wright, Moore, DeHart, Dupuis and Hutchinson, L.L.C. He was a member of that firm's management committee from 1998 to May 2001. Mr. DeHart received an M.B.A. from the University of Southwestern Louisiana and has been a director of the Company since November 2000. Mr. DeHart is Chairman of the Audit Committee.

      David A. Melman has been the Chairman of the Board of XCL, Ltd., a U.S. based natural resource holding company with operational interests in China, since May of 2000. Since June 2002, he has been the Chief Executive Officer of Republic Resources, Inc., a Louisiana based environmental company, engaged in containment and treatment of contaminated ground water. Mr. Melman has an undergraduate degree in economics, a Juris Doctorate and a Masters of Law (Taxation). From June 2003 to May 2004, Mr. Melman was a director of Beta Oil and Gas, Inc., predecessor of Petrohawk Energy Corporation. Mr. Melman has been a director of the Company since February 2004 and is Chairman of the Corporate Governance Committee.

      Craig P. Rothwell served as President and Chief Operating Officer of Veritas DGC Land, Inc. (a division of Veritas DGC, Inc.) from 1993 until April 2004 at which time he resigned his position with Veritas DGC Land, Inc. From 1983 until 1992 he served in different capacities with Veritas DGC Land, Inc. including General Manager and Senior V.P. of Operations. Mr. Rothwell has been a director of the Company since April 2004.

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

AUDIT COMMITTEE

      Under rules adopted by the SEC, the Company is required to disclose whether it has an "Audit Committee Financial Expert" serving on its Audit Committee. The Audit Committee does not have a designated audit committee financial expert. The Board of Directors and each of the members of the Audit Committee believe that the Audit Committee as presently comprised thoroughly and adequately performs its primary functions without a member designated as an audit committee financial expert. However, as the Company's operations expand in the future, the Board and the Audit Committee will seek to add a member that is qualified to serve as an audit committee financial expert. Management believes that at least one member of the Audit Committee is capable of: (i) understanding generally accepted accounting principles and financial statements; (ii) assessing the general application of these principles in connection with the accounting for estimates, accruals and reserves; (iii) preparing, auditing, analyzing and evaluating the Company's consolidated financial statements; (iv) understanding internal control over financial reporting; and (v) understanding audit committee functions. All Audit Committee members are "independent directors," as such term is defined in NASD's Rule 4200 (a) (15).

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

      The board of directors has adopted a written charter for the audit committee which is available on the Company's website, www.omnienergy.com and to any stockholder upon request. The audit committee held eighteen formal meetings during fiscal year 2004.

EXECUTIVE OFFICERS AND KEY MANAGERS

      The name, age and offices held by each of the executive officers and key managers as of April 26, 2005 are as follows:

              NAME                         AGE                  POSITION
-------------------------------    ------------------ --------------------------------------------------------
James C. Eckert                            55         President and Chief Executive Officer
G. Darcy Klug                              53         Executive Vice President
Rene M. J. VandenBrand                     47         Vice President - Aviation Services
Shawn L. Rice                              43         Vice President - Quality Health Safety and Environmental

      Information regarding Mr. Eckert is contained above under "Directors".

      G. Darcy Klug was promoted to the position of Executive Vice President in March 2004. He joined us as our Chief Financial Officer in May 2001, after being involved in private investments since 1987. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various financial positions with Galveston-Houston Company, a manufacturer of oil and gas equipment listed for trading on the New York Stock Exchange. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now PricewaterhouseCoopers LLP).

      Rene M.J. Vandenbrand joined the Company as its Vice President - Aviation Services in August 2004. In this capacity, Mr. VandenBrand is responsible for the overall business and administrative functions of the Company's aviation operations. Since 1995, Mr. VandenBrand held various management positions with Veritas DGC Inc., including Vice President of Business Development and Senior Vice President Finance & Business Development of Land Acquisitions. Prior to joining Veritas, Mr. VandenBrand was a partner with Coopers & Lybrand (now PricewaterhouseCoopers LLP) in Calgary, Alberta. He holds an undergraduate degree in Business Administration from Wilfrid Laurier University and a Master of Business Administration from the University of Calgary. He holds certifications as a Chartered Accountant, a Chartered Financial Analyst and a Chartered Business Valuator.

      Shawn L. Rice joined OMNI as its Vice President - QHSE (Quality, Health, Safety and Environment) in 2004, after more than twenty years of international and domestic management experience with WesternGeco, a joint venture of Schlumberger and Baker Hughes. Since December 2000, Mr. Rice held the position of Vice President, QHSE for WesternGeco's worldwide operations. In this capacity he developed and managed all aspects of WesternGeco's QHSE structure, systems and programs for more than 16,000 employees. Prior to December 2000, Mr. Rice held various management positions with Western Geophysical, including Business Services Manager responsible for Human Resources, QHSE and training for more than 8,000 employees. He holds an engineering degree from Colorado School of Mines.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Company's directors, executive officers and 10% stockholders have filed timely with the Commission reports of ownership and changes in ownership of equity securities of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

      On June 17, 2004, the Company adopted a Code of Ethics that complies with SEC requirements. The Code of Ethics is available in Company's website at www.omnienergy.com and to any stockholder upon request. The Company intends to disclose on its website any waivers or amendments to the Code of Ethics promptly after such action.

ITEM 11.  EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

      The following table sets forth all compensation information for the three years ended December 31, 2004, for the Company's Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company had a total annual salary and bonus exceeding $100,000 during 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                                                   -------------------------------
                                                                                    NO. OF SHARES    NO. OF SHARES
                                                     ANNUAL COMPENSATION               UNDERLYING      RESTRICTED
                                            -------------------------------------     OPTIONS/SARS         STOCK       ALL OTHER
    NAME AND PRINCIPAL POSITION                 YEAR       SALARY         BONUS           GRANTED          AWARDS   COMPENSATION (1)
----------------------------------------    ---------    ----------     ---------  ---------------   -------------  ----------------
James C. Eckert                                2004      $ 203,500(2)   $ 261,222              --             --       $   79,200
   President and Chief Executing Officer       2003      $ 150,000      $      --          60,000        200,000       $        --
                                               2002      $ 113,750      $  91,625              --             --       $        --

G. Darcy Klug                                  2004      $ 165,100(2)   $ 182,222              --             --       $    64,072
   Executive Vice President                    2003      $ 115,000      $      --          40,000        161,800       $        --
                                               2002      $  83,000      $  37,500              --             --       $        --

      (1) Amounts paid in 2004 represent tax equalization payments paid in connection with certain restricted stock issue pursuant to the Restricted Stock Incentive Agreements more fully described herein.

      (2) Includes $20,833 each, of retroactive salary payments for the year ended December 31, 2003, but paid in 2004 for Mr. Eckert and Mr. Klug.

2003 RESTRICTED STOCK INCENTIVE AGREEMENT AND 2003 STOCK OPTION AGREEMENT

      Effective December 1, 2003, we entered into Restricted Stock Incentive Agreements, as amended, with Messrs. Eckert and Klug for the award of 200,000 shares and 161,800 shares, respectively, under the terms and conditions of the Fifth Amended and Restated OMNI Energy Services Corp. Stock Option Plan (the "Plan"). Under the terms of the amended Restricted Stock Incentive Agreement, 25% of such shares vested and were issued immediately on the day following our 2004 Annual Stockholder Meeting and the additional 75% of such shares vested on November 30, 2004. Of the remaining vested but unissued shares, 50% will be issued on the day following or 2005 Annual Stockholder Meeting and 50% will be issued on the day following the 2006 Annual Stockholder Meeting.

2004 STOCK-BASED AWARD INCENTIVE AGREEMENT

      We also entered into Stock-Based Award Incentive Agreements (hereinafter "SBA") for our executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee's termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive's death or disability or (c) upon a Change in Control. The executive managers were awarded 55% and 45%, respectively, of: (1) 10% of the fair market value (hereinafter "FMV"), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company's common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company's common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company's common stock greater than or equal to $2.50 but less than $10.00, plus
(4) 15% of the FMV of a share of the Company's common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company's common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at December 31, 2004 is $1.4 million but no compensation expense has been recorded at December 31, 2004 because the award is contingent on future events none of which are considered probable at December 31, 2004. At this time, Mr. Eckert and Mr. Klug are the only executive officers participating in the SBA.

      During 2004, no stock appreciation rights and no options were granted to executive officers.

STOCK OPTION HOLDINGS

      The following table sets forth information, as of December 31, 2004, with respect to stock options held by the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock in 2004.

                       AGGREGATE OPTION VALUES AT YEAR END

                                   NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                    OPTIONS AT YEAR END                   AT YEAR END(1)
                            --------------------------------        ---------------------------
                            EXERCISABLE (2)    UNEXERCISABLE        EXERCISABLE   UNEXERCISABLE
                            ---------------    -------------        -----------   -------------
James C. Eckert                  556,656          35,010              $389,736      $     --

G. Darcy Klug                    311,793          23,340              $315,281      $     --

      (1) The closing sale price of the Common Stock on December 31, 2004 was $1.94 per share, as reported by the Nasdaq National Market.

      (2) Includes 200,000 and 161,800 shares of restricted stock for Messrs. Eckert and Klug, respectively.

EXECUTIVE EMPLOYMENT AGREEMENTS

      Mr. Eckert and Mr. Klug have employment agreements with the Company that are effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. Annual base salaries for Mr. Eckert and Mr. Klug are $200,000 and $165,000, respectively, effective April 1, 2004.

      If OMNI terminates either of Mr. Eckert's or Mr. Klug's employment without cause (except as provided in the Plan, then OMNI shall, and only if and as long as employee is not in breach of his obligations under the employment agreement, promptly pay or otherwise provide to employee, in addition to those amounts set forth in the Plan: (i) an amount equal to employee's monthly annual base salary then in effect, payable semi-monthly and in accordance with OMNI's normal payroll practices, for a period equal to the lesser of thirty (30) months or the number of months remaining in the Initial Period or the Additional Period (both defined in the employment contract); (ii) an annual bonus calculated on a daily pro-rata basis to the bonus which would otherwise be payable under the Plan; and
(iii) an amount in cash equal to the fair market value, on the date of termination of employment, of any vested, but un-issued restricted shares granted employee and the amount of any non-vested stock-based award granted to employee on November 4, 2003 pursuant to the Incentive Agreement of even date therewith. Mr. Eckert and Mr. Klug each agree that the above payment shall be a full settlement of OMNI's obligations to employee hereunder in the event of a termination without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None of the members of the Committee has at any time been an officer or employee of the Company and none of these directors serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's board or Committee.

COMPENSATION OF DIRECTORS

      Effective July 1, 2004, each non-employee director earns a retainer of $15,000 per year, paid quarterly. These payments were made in 2004 to Messrs. DeHart, Melman, Rothwell, White and Webb (who resigned on April 18, 2005) for the first three quarters of 2004. Each non-employee director that serves on the Audit Committee receives an additional $5,000 per year, and $7,500 per year for being the Committee Chairman. Each non-employee director that serves on the Compensation Committee or the Corporate Governance Committee receives an additional $2,000 per year, and $3,000 per year for being the Committee Chairman. All retainers are paid quarterly.

      In addition to the retainers that are paid to the Board and Committee members, the Company pays a fee of $500 per Committee member for each Committee meeting attended by such member. Each Board member will receive $2,500 for each Board meeting attended in person (not telephonically) and called by the Chairman of the Board and $1,000 for telephonic meetings.

      Each person who becomes a non-employee director is granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date such person becomes a director.

      Additionally, each year that the Plan is in effect and a sufficient number of shares of Common Stock are available thereunder, each person who is a non-employee director on the day following the annual meeting of the Company's stockholders will be granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on such date. All such options become fully exercisable on the first anniversary of their date of grant and expire on the tenth anniversary thereof, unless the non-employee director ceases to be a director of the Company, in which case the exercise periods will be shortened. Messrs. DeHart, Melman, Rothwell and White received this earned option in 2004. Marshall Webb (who resigned on April 18, 2005), also received his earned options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of April 26, 2005 certain information regarding beneficial ownership of Common Stock by (i) each of the Named Executive Officers (as defined below in "Executive Compensation"), (ii) each director of the Company, (iii) all of the Company's directors and executive officers as a group and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, all as in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares based on information furnished to the Company by such stockholders.

                                                                              PERCENTAGE OF
                                                       NUMBER OF SHARES       OUTSTANDING
    NAME OF BENEFICIAL OWNER                           BENEFICIALLY OWNED     COMMON STOCK
--------------------------------------------       ------------------------- -------------
Manchester Securities Corp......................          1,391,672(1)           11.9%
   712 Fifth Avenue
   New York, NY 10017
Dennis Sciotto..................................          1,030,482(2)           8.8%
   7315 El Fuerte Street
   Carlsbad, CA  92009
Wellington Management Company, LLP..............            725,000(3)           6.2%
   75 State Street
   Boston, MA 02109
Portside Growth and Opportunity Fund                        695,836(4)           6.0%
   Chrysler Center 666 Third Ave. 26th floor
   New York, NY 10017
Provident Premier Master Fund Ltd.                          695,836(5)           6.0%
   35 Waterview Boulevard
   Parsippany, NJ 07054
James C. Eckert.................................            561,654(6)           4.8%
Michael G. DeHart...............................             33,333(7)           *
Richard C. White................................             31,666(8)           *
David A. Melman.................................             15,000(9)           *
Craig P. Rothwell...............................             15,000(10)          *
G. Darcy Klug...................................            315,125(11)          2.7%
All directors, executive officers and key
       managers as a group (6 persons)..........            971,778(12)          8.3%

*     Less than one percent.

(1) Based on 515,734 shares issuable upon conversion of $3.7 million in 3-year, 6.5% fixed Convertible Debentures issued February 12, 2004 and 255,938 shares issuable upon conversion of $1.8 million in 3-year 6.5% fixed rate Convertible Debentures issued April 15, 2004 and 620,000 shares issuable upon the exercise of warrants exercisable within sixty days.

(2) Based on a filing made with the SEC reflecting ownership of Common Stock as of March 2, 2005. The filing indicates sole voting power with respect to 997,800 shares of Common Stock, shared voting power with respect to 32,682 shares of Common Stock, sole dispositive power with respect to 997,800 and shared dispositive power with respect to 32,682 shares of Common Stock.

(3) Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2004. The filing indicates shared voting power with respect to 510,000 shares of Common Stock and dispositive power with respect to 725,000 shares of Common Stock.

(4) Based on 257,867 shares issuable upon conversion of $1.8 million in 3-year, 6.5% fixed Convertible Debentures issued February 12, 2004 and 127,969 shares issuable upon conversion of $0.9 million in 3-year 6.5% fixed rate Convertible Debentures issued April 15, 2004 and 310,000 shares issuable upon the exercise of warrants exercisable within sixty days.

(5) Based on 257,867 shares issuable upon conversion of $1.8 million in 3-year, 6.5% fixed Convertible Debentures issued February 12, 2004 and 127,969 shares issuable upon conversion of $0.9 million in 3-year 6.5% fixed rate Convertible Debentures issued April 15, 2004 and 310,000 shares issuable upon the exercise of warrants exercisable within sixty days.

(6) Includes 561,654 shares issuable upon the exercise of options and restricted stock currently exercisable or exercisable within sixty days.

(7) Includes 33,333 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(8) Includes 31,666 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(9) Includes 15,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(10) Includes 15,000 shares issuable upon the exercise of options currently exercisable or exercisable within sixty days.

(11) Includes 315,125 shares issuable upon the exercise of options and restricted stock currently exercisable or exercisable within sixty days.

(12) Includes 971,778 shares that such persons have the right to receive upon the exercise of options currently exercisable or exercisable within sixty days.

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

      During 2003, we entered into an agreement to facilitate the private placement of approximately 1,650,000 shares of our common stock owned by an affiliate and certain investors. The sale of the stock covered by this agreement closed during the fourth quarter of 2003, resulting in our receipt of $0.4 million cash which was recorded as a reduction in our general and administrative expenses during 2003.

      During 2003, in order to facilitate a settlement of ongoing litigation between certain of our affiliates, we agreed to re-price and extend the maturity dates of certain warrants owned by the defendant affiliates but transferred in settlement of the litigation to the plaintiff affiliates. The exercise prices of the transferred warrants ranged from $2.25 - $6.00 per share. The maturity dates of the transferred warrants ranged from November 1, 2004 to July 1, 2005. The transferred warrants were re-priced at $1.54 per share and the maturity dates were extended to November 1, 2006. Accordingly, during 2003 we recorded a non-cash charge of approximately $0.1 million representing the differences in the fair market value of the originally issued warrants and the re-priced warrants. At December 31, 2004, 10,283 of the $1.54 re-priced warrants were outstanding.

      The following table summarizes the exercise prices of warrants as of December 31, 2004:

EXERCISE PRICE               WARRANTS
--------------               --------
   $  1.54                      10,283
   $  2.25                      21,666
                             ---------
                                31,949
                             =========

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and December 31, 2003 by Fitts Roberts & Co LLP and Ernst & Young LLP, the Company's independent auditors for 2004 and 2003, respectively, were as follows:

                                              FISCAL YEAR ENDED
                                           2003             2004
                                       ------------   ---------------
Audit Fees (1)                         $    122,075   $       198,045
Audit Related Fees (2)                       11,075            93,870
                                       ------------   ---------------
                                            133,150           291,915

Tax Fees (3)                                 23,278            37,700
All Other Fees (4)                           29,033             5,850
                                       ------------   ---------------
                                             52,311            43,550

         Total Fees                    $    185,461   $       335,465
                                       ============   ===============

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

(4) The aggregate fees billed by Ernst & Young, LLP, Fitts Roberts & Co P.C. and BDO Seidman, LLP for services rendered to the Company other than services described under "Audit Fees", "Audit Related Fees" and "Tax Fees", for the fiscal year ended December 31, 2003 and 2004. These fees are general services related to the review of certain Security and Exchange Commission filings, other than quarterly and annual filings, and operational and transaction reviews.

PRE-APPROVAL POLICY

      The Audit Committee has adopted a policy to require pre-approval of all audit and non-audit services provided by the Company's principal accounting firm. All the services in 2004 under the audit fees, audit related fees, tax fees and all other fees sections in the table above were pre-approved by the Audit Committee.

      SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      OMNI ENERGY SERVICES CORP.

      (Registrant)

      By: /s/ James C. Eckert
          -------------------
      James C. Eckert
      President and Chief Executive Officer
      (Principal Executive Officer)

      Date:  May 2, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                               TITLE                                    DATE
-------------------------------------------      ---------------------------------------------------    -----------------
    /s/ James C. Eckert                            President, Chief Executive Officer, Chairman of the         May 2,2005
---------------------------
    James C. Eckert                                       Board (Principal Executive Officer)

    /s/ G. Darcy Klug                                          Executive Vice President                        May 2,2005
---------------------------
    G. Darcy Klug                                        (Interim Principal Financial Officer)

    /s/ Craig P. Rothwell                                              Director                                May 2,2005
---------------------------
    Craig P. Rothwell

    /s/ David A. Melman                                                Director                                May 2,2005
---------------------------
    David A. Melman

    /s/ Michael G. DeHart                                              Director                                May 2,2005
---------------------------
    Michael G. DeHart

    /s/ Richard C. White                                               Director                                May 2,2005
---------------------------
    Richard C. White

                           OMNI ENERGY SERVICES CORP.
                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------

31.3   Section 302 Certification of Chief Executive Officer

31.4   Section 302 Certification of Interim Principal Financial Officer