Form 10-Q
period 2005-03-31
OMNI ENERGY SERVICES CORP
filed 2005-05-19
CIK 1046212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                      to

COMMISSION FILE NUMBER 0-23383

OMNI ENERGY SERVICES CORP.

(Exact name of registrant as specified in its charter)

LOUISIANA
(State or other jurisdiction of	72-1395273
incorporation or organization)	(I.R.S. Employer Identification No.)

4500 N.E. EVANGELINE THRUWAY
CARENCRO, LOUISIANA	70520
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 896-6664

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     As of May 11, 2005 there were 11,709,565 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2004	2005
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,043	$188
Trade receivables, net	11,666	10,848
Other receivables	62	61
Parts and supplies inventory	3,816	3,572
Prepaid expenses and other current assets	3,432	4,329
Deferred tax asset	2,000	2,000
Assets held for sale	3,942	478

Total current assets	25,961	21,476

PROPERTY, PLANT AND EQUIPMENT, net	29,804	28,705

OTHER ASSETS:
Goodwill	2,006	2,006
Customer intangible assets, net	1,620	1,595
Licenses, permits and other intangible assets, net	5,378	5,128
Other assets	1,144	1,199

Total other assets	10,148	9,928

TOTAL ASSETS	$65,913	$60,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,351	$9,939
Accrued expenses	2,379	2,354
Current maturities of long-term debt	11,608	8,034
Insurance notes payable	2,500	2,220
Line of credit	9,162	9,169
Convertible debentures	11,097	11,097

Total current liabilities	48,097	42,813

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	12,852	12,181
Other long-term liabilities	100	49

Total long-term liabilities	12,952	12,230

Total liabilities	61,049	55,043

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible 8% preferred stock, no par value, 5,000,000 shares authorized; 29 shares issued and outstanding at March 31, 2005 and December 31, 2004, liquidation preference of $1,000 per share	29	29
Common stock, $.01 par value, 45,000,000 shares authorized; 11,679,565 issued and 11,408,219 outstanding at March 31, 2005 and December 31, 2004, respectively	117	117
Treasury stock, 271,346 shares, at cost, at March 31, 2005 and December 31, 2004	(529)	(529)
Preferred stock dividends declared	2	2
Additional paid-in capital	65,448	65,448
Accumulated deficit	(60,203)	(60,001)

Total stockholders’ equity	4,864	5,066

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,913	$60,109

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2004	2005
	(in thousands except per share amounts)
Operating revenue	$10,853	$15,290
Operating expenses:
Direct costs	7,945	10,107
Depreciation and amortization	1,129	1,607
General and administrative expenses	1,148	2,299

Total operating expenses	10,222	14,013

Operating income	631	1,277

Interest expense	415	1,118
Other (income) expense, net	29	(43)

Income from continuing operations before income taxes	187	202
Income tax expense	—	—

Income from continuing operations	187	202
Loss from discontinued operations, net of taxes	(102)	—

Net income	85	202
Dividends and accretion of preferred stock	(485)	—

Net income (loss) available to common stockholders	$(400)	$202

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.02
Loss from discontinued operations	(0.01)	—

Net income (loss) available to common stockholders	$(0.04)	$0.02

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.02
Loss from discontinued operations	(0.01)	—

Net income (loss) available to common stockholders	$(0.04)	$0.02

Weighted average common shares outstanding:
Basic	9,966	11,408
Diluted	9,966	11,421

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2004	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,129	1,607
Accretion of bond discount	50	—
Amortization of deferred loan issuance costs	—	186
Loss from discontinued operations	102	—
Gain on fixed asset disposition	(24)	(41)
Changes in operating assets and liabilities:
Trade receivables	(467)	818
Other receivables	224	1
Parts and supplies inventory	(262)	(29)
Prepaid expenses and other current assets	305	12
Other assets	(633)	(71)
Accounts payable and accrued expenses	918	(1,437)
Other long-term liabilities	(4)	(51)

Net cash provided by operating activities	1,423	1,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,217)	(207)
Proceeds from disposal of property, plant and equipment	31	74
Proceeds from disposal of assets held for sale	—	573

Net cash provided by (used in) investing activities	(2,186)	440

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debentures	10,000	—
Redemption of preferred stock and dividends	(10,591)	—
Proceeds from issuance of common stock for exercise of stock options and warrants	3,899	—
Proceeds from the issuance of long-term debt	2,414	—
Principal payments on long-term debt	(1,645)	(2,270)
Loan closing costs	—	(229)
Borrowings on line of credit, net	1,855	7

Net cash provided by (used in) financing activities	5,932	(2,492)

Cash used in discontinued operations	(84)	—

NET INCREASE (DECREASE) IN CASH	5,085	(855)
Cash and cash equivalents, at beginning of period	572	1,043

Cash and cash equivalents, at end of period	$5,657	$188

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$365	$716

NON-CASH TRANSACTIONS:
Equipment acquired under capital lease	$1,506	$—

Premiums financed with Insurance Carrier	$—	$636

Transfer of assets held for sale for extinguishments of capital leases	$—	$2,891

Transfer of inventory to prepaid aviation repairs	$—	$273

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 18, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” (“SFAS No. 144”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at March 31, 2005 are comprised of one fixed wing aircraft and eight marsh buggies. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,00 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the three months ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

STOCK BASED COMPENSATION

We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permits the continued use of the method prescribed by APB No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income (loss) for the three months ended March 31, 2005 and 2004, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. During the three months ended March 31, 2005, there were no options granted that required consideration under the provision of SFAS No. 123. The fair value of awards considered in the table below for the three months ended March 31, 2005 is the result of the vesting of previous stock based award grants. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except share data).

	Three Months Ended March 31
	2004	2005
Net income (loss) available to common stockholders	$(400)	$202
Add (deduct): stock-based employee compensation expense (gain) included in reported net loss, net of tax	—	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(233)	(171)

Net income (loss) available to common stockholders-proforma:	$(633)	$31

Net income (loss) available to common stockholders-as reported:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02
Net income (loss) available to common stockholders-proforma:
Basic	$(0.06)	$—
Diluted	$(0.06)	$—

The weighted average fair value at date of grant for options granted during the first quarter of 2004 was $5.99 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) average expected volatility 72%; (c) average risk-free interest rate of 2.18%; and (d) expected life of 6.5 years.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, as amended on April 14, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of Accounting Principles Board (“APB”) Opinion No. 29” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment, net consists of the following at March 31, 2005 and December 31, 2004, respectively (in thousands):

	December 31,	March 31,
	2004	2005
Land	$647	$647
Building and improvements	5,621	5,621
Drilling, field and support equipment	29,794	29,751
Aviation equipment	11,040	11,138
Shop equipment	431	431
Office equipment	1,849	1,852
Vehicles	3,690	3,548

	53,072	52,988
Less: accumulated depreciation	(23,268)	(24,283)

Total property, plant and equipment, net	$29,804	$28,705

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At March 31, 2005 and December 31, 2004, long-term debt consists of the following (in thousands):

	December 31,	March 31,
	2004	2005
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.67% and 7.42% at March 31, 2005 and December 31, 2004 respectively) maturing July 31, 2006, secured by various property and equipment	$867	$726
Notes payable to a bank with interest payable at Prime plus 1.75% (7.5% at March 31, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,383
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft	168	85
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft	1,697	1,628
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft	238	231
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	209
Notes payable to a bank with interest at 17% at March 31, 2005 and 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment	6,500	5,900
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	3,000
Other debt	86	58
Capital lease payable to leasing companies secured by vehicles	1,198	1,065
Capital lease payable to finance companies secured by various aircraft	9,100	5,930

Total	24,460	20,215
Less: Current maturities	(11,608)	(8,034)

Long-term debt, less current maturities	$12,852	$12,181

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $12.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (7.25% at March 31, 2005) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory. As of March 31, 2005, we had $9.2 million outstanding under the Line. Our availability under the Line was $0.3 million at March 31, 2005. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of March 31, 2005 and December 31, 2004, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.” Furthermore, due to the debentures being in default and cross default provisions within the Line agreement, the Line was in default at March 31, 2005. Subsequent to March 31, 2005, we entered into the Senior Credit Facility which is more fully described in Note 10.

SENIOR SECURED

On October 21, 2004, we completed a $6.5 million senior secured loan (“Bridge Loan”) with Beal Bank, SSB. The Bridge Loan accrued interest at the rate of 12% per annum, matured January 15, 2005 and was collateralized by specific seismic assets, certain Trussco assets and three Bell helicopters. The proceeds were used to repay debt, pay the October Put Option payment on the Convertible Debentures, discussed below, and for working capital purposes.

On January 21, 2005, we entered into a forbearance agreement on the Bridge Loan which increased the interest rate from 12% to 17% and extended the maturity to March 15, 2005. On May 2, 2005, we entered into a second agreement to extend the maturity date to May 31, 2005.

The Bridge Loan restricts the payment of dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of March 31, 2005, we were in compliance with these financial covenants. However, due to the Line being in default and cross default provisions with the Bridge Loan Agreement, the Bridge Loan was in default at March 31, 2005. Subsequent to March 31, 2005, this loan was repaid in full with proceeds from the Senior Credit Facility (See Note 10).

CAPITAL LEASES

At March 31, 2005, we had several capital leases for aircraft which generally have lease terms of 60 months at inception of the lease. Aircraft leases either contain a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. We have historically acquired all of our aircraft that have been financed through capital leases. From time to time, we may acquire an aircraft through cash flows from operations or through the Line which is then sold to a financing company and leased back to us. These sales and lease back transactions are recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, which ever is shorter. Subsequent to March 31, 2005, these leases were repaid in full with proceeds from the Senior Credit Facility (See Note 10).

We also lease several vehicles used in our seismic drilling operations under 40-month capital leases.

Total cost and accumulated depreciation of aircraft and vehicles held under capital leases is as follows in thousands:

	December 31,	March 31,
	2004	2005
Aircraft	$10,009	$5,990
Vehicles	2,117	2,117

	12,126	8,107
Less: Accumulated amortization	(1,154)	(1,370)

Capitalized cost, net	$10,972	$6,737

Depreciation expense for the quarters ended March 31, 2005 and 2004 was approximately $0.2 million and $0.1 million, respectively, for all assets held under capital lease.

CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the “Debentures”) that are convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes option pricing model. The value of these warrants was recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The issuance of the Debentures was pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the “Debentures”) that are convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The issuance of the Debentures was pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Total proceeds of $14.2 million was received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Convertible 8% Preferred (the “Series A Preferred”) and dividends in February 2004, $4.9 million was used to redeem the Series B Convertible 8% Preferred (the “Series B Preferred”) and dividends in March and April 2004 and the balance used for working capital purposes (See Note 5).

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the period in which the debentures can be put to the Company. A total of $0.9 million is included in interest expense and $0.2 million is included in loss on extinguished debt related to the amortization of the debt discounts for the year ended December 31, 2004.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the resale of common stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders’ intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, shares of our common stock. If we elect to pay the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would deliver is equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We have not redeemed for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December 2004 and January, February and March 2005.

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

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the “Amendment”) with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted the Company, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of this conversion and in accordance with the requirements of SFAS No 84, “Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26,” we recorded $0.9 million in debt conversion expense in the fourth quarter of 2004.

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the “16(b) litigation”) against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the “Debenture Holders”). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on the Company and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund (“Portside”) notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the “Portside Debentures”). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures. To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation, as well as, pursuing all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.

Subsequent to March 31, 2005, we entered into settlement and debt extinguishment agreements with respect to the aforementioned lawsuit (See Note 10).

TRUSSCO NOTES

On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively “Trussco) for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007, and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share. Subsequent to March 31, 2005, these notes were amended (See Note 10).

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2005 and accrue interest at rates ranging between 4.2% to 7.5%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of March 31, 2005, the Company had $0.5 million of accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of March 31, 2005.

SERIES A AND SERIES B PREFERRED STOCK LITIGATION

On February 13, 2004, we commenced litigation against Steven Stull, a former director, Advantage Capital Partners (“ACP”) and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company’s Articles of Incorporation, as amended, to redeem the Series A Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred, the suit requests the court to determine that the unanimous consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or (b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to ACP as a result of the November 7, 2000 actions.

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

DEBENTURE LITIGATION

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the “16(b) litigation”) against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the “Debenture Holders”). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock. (See Note 10).

On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund (“Portside”) notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the “Portside Debentures”). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures. (See Note 10).

As of May 18, 2005, we reached a settlement with the Debenture Holders (See Note 10).

TRUSSCO INC. EARNOUT

In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco a promissory note (“Earnout Note”) that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the thirty-six month period ending December 31, 2006 less the sum of $9 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed. At March 31, 2005, no amounts have been accrued under the terms of the Earnout Note as no amounts are owed (See Note 10).

EXECUTIVE COMPENSATION AGREEMENTS

On June 30, 2004, we amended Restricted Stock Incentive Agreements with certain executive officers and executed Amended and Restated Incentive Agreements (collectively referred to hereinafter as the “Incentive Agreements”) that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares, respectively. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. Tax equalization payments were also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were valued at their fair market value at price of $5.05 at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fifth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was approved by the stockholders to be increased. From June 30, 2004 until November 30, 2004 the awards were accounted for under FASB Interpretations (FIN) No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock and have put into escrow the number of shares of common stock to settle the awards.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company’s common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company’s common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company’s common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company’s common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at March 31, 2005 is $1.0 million but no compensation expense has been recorded because the award is contingent on future events none of which are considered probable at March 31, 2005.

In addition, we entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

In connection with the Trussco acquisition (See Note 7), we entered into employment contracts with three former Trussco stockholders effective until December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. Two of these employment contracts were terminated during the three month period ended March 31, 2005.

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred which is convertible into common stock of the company at a conversion price of $2.25 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred are convertible into common stock of the company at a conversion price of $3.75 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. The Series A Preferred and Series B Preferred earn dividends at a rate of 8% of which dividends of $484,000, $484,000 and $490,000 which were recorded during the years ended December 31, 2002, 2003 and 2004, respectively. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures (See Note 3). The proceeds were used to redeem $8.2 million of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At March 31, 2005, there are no Series A Preferred outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2. At March 31, 2005, 29 shares of Series B Preferred remain outstanding.

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 shares were transferred in 2003 to settle certain litigation and 858,678 shares were cancelled. The balance of 761,100 shares was exercised during the first quarter of 2004 at an exercise price of $2.25.

EARNINGS PER SHARE

Basic earning per share (“EPS”) is determined by dividing income(loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

As of March 31, 2005 and 2004, we had 1,035,277 and 12,163 options, respectively, and 1,363,166 and 1,090,000 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, debentures convertible into 1,548,743 shares of common stock and the stockholder notes convertible into 319,144 shares of common stock were excluded from the calculation for March 31, 2005. Additionally, securities convertible into 2,026,779 shares of common stock were excluded from the calculation for March 31, 2004.

The following table reconciles net income (loss) available to common stockholders and common equivalent shares for the Basic EPS calculation to net income (loss) available to common stockholders and common equivalent shares for the Diluted EPS calculation as of March 31, 2005 and 2004, respectively:

	Three Months		Three Months
	Ended		Ended
	March 31, 2004		March 31, 2005
	(in thousands)
	Dollars	Shares	Dollars	Shares
Basic EPS net loss available to common stockholders and common equivalent shares	$(400)	9,966	$202	11,408
Add: Options and debentures convertible into common stock	—	—	—	13

Diluted EPS net loss available to common stockholders and common equivalent shares	$(400)	9,966	$202	11,421

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in three segments – Seismic Drilling, Aviation Transportation and Environmental Services, all of which operate exclusively in North America. The Seismic Drilling division is comprised of three segments – Drilling, Survey and Permitting. The Aviation Transportation division and the Environmental Services division operate as stand alone segments. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America.

The segment classified as corporate includes all other operating activities to support the executive officer, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue is derived through transport of geophones and recorders used to collect the seismic data between receiving points, transport heli-portable drilling units into remote or otherwise inaccessible terrain, transport people and equipment to offshore oil and gas platforms and rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank and vessel cleaning. The following table shows segment information (net of intercompany transactions) as restated for discontinued operations for the three months ended March 31, 2005 and 2004:

THREE MONTHS ENDED MARCH 31,	DRILLING	AVIATION	ENVIRONMENTAL	CORPORATE	TOTAL
2005
Operating revenues	$9,058	$2,175	$4,057	$—	$15,290
Operating income (loss)	2,120	(255)	149	(737)	1,277
Interest expense	—	—	—	1,118	1,118
Depreciation and amortization	857	254	496	—	1,607
Identifiable assets	20,857	17,000	12,228	10,024	60,109
Capital expenditures	67	140	—	—	207

2004
Operating revenues	$8,062	$2,791	$—	$—	$10,853
Operating income (loss)	754	663	—	(786)	631
Interest expense	—	—	—	415	415
Depreciation and amortization	849	214	—	66	1,129
Loss from discontinued operations	—	(102)	—	—	(102)
Identifiable assets	23,764	19,364	—	15,664	58,792
Capital expenditures	44	1,849	—	324	2,217

NOTE 7. ACQUISITIONS

AMERICAN HELICOPTERS, INC.

On November 20, 2003, we purchased American Helicopters, Inc. (“AHI”) for an aggregate acquisition price of $5.4 million including $4.6 million of cash and the assumption of $0.8 million of certain liabilities. AHI operated 17 helicopters from base locations in Louisiana and Texas and was headquartered in Angleton, Texas. The infrastructure received through this acquisition significantly increased our ability to provide aviation services to oil and gas companies operating in the offshore waters in the Gulf of Mexico. The results of AHI’s operations have been included in our consolidated financial statements since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisition of AHI at the date of acquisition (in thousands):

BALANCE SHEET DATA

Current assets, including cash of $542	$2,129
Property, plant, and equipment	3,322
Current liabilities	(598)
Long-term liabilities	(213)

Cash purchase price	$4,640

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

Subsequent to March 31, 2004, we elected to discontinue operating out of our Brazoria, Texas location (See Note 9).

TRUSSCO, INC

On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”) for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007 (See Note 10) and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offers cross-selling opportunities with our aviation transportation division. Correspondingly, $4.6 million was allocated to intangible assets attributable to customer lists and other industry-specific intangible assets. The results of Trussco operations are included in our consolidated financial statements since the date of the acquisition.

In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco an Earnout Note that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the thirty-six month period ending December 31, 2006 less the sum of $9 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed. At March 31, 2005, no amounts have been accrued under the terms of the Earnout Note as no amounts are owed. (See Note 10).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment and intangible assets are being amortized over five years with no residual value. The final allocation of the purchase price to intangible assets and goodwill has not been completed. The allocation of the purchase price is subject to adjustment as acquired asset and liability values are being finalized and certain “look back” provisions are resolved (in thousands):

Current assets (includes cash of $427)	$3,618
Property and equipment	3,695
Other assets	19
Intangible assets	4,644
Current liabilities	(1,460)
Assumption of debt	(177)
Stockholder notes	(3,000)

Cash purchase price	$7,339

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

The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if AHI and Trussco were acquired on January 1, 2004, with the entire results of AHI presented as discontinued operations (see note 9):

THREE MONTHS ENDED
MARCH 31, 2004
(in thousands except per share amounts)
INCOME STATEMENT DATA
Operating revenue	$15,798
Operating expenses	$14,808
Net loss from continuing operations available to common stockholders	$(135)
Discontinued operations	$(102)
Net loss available to common stockholders	$(237)
Basic loss per common share:
Loss from continuing operations available to common stockholders	$(0.01)
Loss from discontinued operations	(0.01)

Net loss available to common stockholders	$(0.02)

Diluted loss per common share:
Loss from continuing operations available to common stockholders	$(0.01)
Loss from discontinued operations	(0.01)

Net loss available to common stockholders	$(0.02)

NOTE 8. INCOME TAXES

As of March 31, 2005, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $47 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS No. 109 indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance which is approximately $7.5 million at March 31, 2005. Future favorable adjustments to the valuation allowance may be required if and when circumstances change.

NOTE 9. DISCONTINUED OPERATIONS

On November 20, 2003, we purchased American Helicopters, Inc. (“AHI”), resulting in the acquisition of thirteen (13) helicopters and four (4) leased helicopters at bases located in Louisiana and Texas. AHI was strategically targeted and purchased for the infrastructure of aircraft, fueling stations, flight (customer) following and pilot and mechanic organizations.

We made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers and to move all operations to our main operating facility in Louisiana. This strategy also fits with the planned completion of the Intra Coastal City (Mouton Cove) facility as a central operation base of operations. Our planned strategy is to get all of our fleet under the OMNI Federal Aviation Agency 135 certificate and to market our flight services to larger independent and major independent customers. Our strategy is to service operators that require aircraft geared to crew change and larger passenger capacity such as Model 407s and S-76s, which allow for higher rates and use. The large operators work from Master Service Agreements which meet our needs for higher, more fixed pricing and fixed unit structures. The plan encompasses relocation of personnel, the elimination of certain duplicate positions, and the negotiation of early release of operating leases at the Brazoria County facility. The costs we will incur include travel and re-location costs for personnel who are relocated, costs associated with the transfer of aircraft to the 135 certificate, termination costs for personnel who are eliminated, any costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. As a result, in September 2004 we surrendered the AHI 135 Certificate. As of March 31, 2005 we have been able to successfully transfer five aircraft under the OMNI 135 certificate and have completed our exit of the Brazoria market.

In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate component of the aviation segment and are recognizing costs associated with our exit activities for the Brazoria base. These items are reported as results of discontinued operations totaling $0.1 million, net of income taxes of $0 as a component of net income. Accordingly, the table below presents all revenues and expenses of the Brazoria location included in the loss from discontinued operations (in thousands):

Three Months ended
March 31, 2004
Revenue	$643
Operating expenses:
Direct costs	488
Depreciation and amortization	18
General and admin expenses	239

Total operating expenses	745

Operating income	(102)
Other exit costs	—

Income (loss) before taxes	(102)
Tax (benefit) expense	—

Net income (loss) from discontinued operations	$(102)

COSTS ASSOCIATED WITH EXIT ACTIVITIES

In 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146”). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The decision to exit the Texas market occurred in July 2004, as such, there were no exit costs recorded in the quarter ended March 31, 2004.

NOTE 10. SUBSEQUENT EVENTS

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its current level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments to a 50% balloon at maturity date, with interest, paid in arrears and accruing at the initial annual interest rate of 30-day LIBOR plus 6.5%.

On May 18, 2005, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. Under the terms of the Debt Extinguishment Agreements, we will (i) immediately issue 0.2 million shares of our common stock; and, (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

On May 18, 2005, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguishes the terms of the original Debentures and releases all parties from any future claims.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of the Company’s affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock in conjunction with the completion of the Senior Credit Facility more fully described above. Our Series C 9% Convertible Preferred Stock is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement close in two tranches. On May 17, 2005, the closing date of the first tranche, the Company issued an aggregate of 3,500 shares of Series C Preferred Stock and warrants to acquire 4,585,000 shares of the Company’s common stock, in exchange for $3,500,000. Subject to the terms and conditions set forth in the Securities Purchase Agreement, the second tranche is scheduled to close on August 15, 2005, at which time the remainder of the Series C Preferred Stock and warrants will be issued. The conversion prices of our Series C 9% Convertible Preferred Stock and the warrant exercise prices were determined through arms length negotiations and were supported by a fairness opinion issued by an independent third party.

NOTE 11. RELATED PARTY TRANSACTIONS.

During the three months ended March 31, 2005, two of our executive officers deferred receipt of salary totaling $120,000. The total amount owed to these two executives at March 31, 2005 and December 31, 2004 was $154,000 and $34,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect management’s best judgment based on factors currently known. Actual results could differ materially from those anticipated in these “forward looking statements” as a result of a number of factors, including but not limited to those discussed under the heading “Forward-Looking Statements.” “Forward looking statements” provided by us pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 18, 2005.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Trussco acquisition, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEMS 1 AND 2. “BUSINESS AND PROPERTIES — RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2004 filed on April 18, 2005 and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

RECENT DEVELOPMENTS

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its current level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments to a 50% balloon at maturity date, with interest, paid in arrears and accruing at the initial annual interest rate of 30-day LIBOR plus 6.5%.

In connection with completion of the Senior Credit Facility, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit we filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in equal payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguishes the terms of the original Debentures and releases all parties from any future claims.

On May 18, 2005, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) on $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4 of our financial statements. Under the terms of the Debt Extinguishment Agreements, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note, we will (i) immediately issue 0.2 million shares of our common stock; and, (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock in conjunction with the completion of the Senior Credit Facility more fully described above. Our Series C 9% Convertible Preferred Stock is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C 9% Convertible Preferred Stock and the warrant exercise prices were determined through arms length negotiations and were supported by a fairness opinion issued by an independent third party.

GENERAL

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico and (iii) dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico. We operate in three business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services), Aviation Services and Environmental Services.

We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. (“OMNI”) was formed as a Louisiana corporation on September 11, 1997.

The principal region in which our Seismic Drilling division operates is the marsh, swamp, shallow water and contiguous dry land areas along the U.S. Gulf Coast (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In 2003, we initiated seismic drilling activities in various Transition Zone regions of Mexico. The work was completed in early 2004.

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

In November 2003, we acquired American Helicopters, Inc. (“AHI”) establishing us as a leading provider of helicopter transportation services in the Gulf of Mexico. We operate a fleet of 20 company-owned and leased helicopters, and one fixed-wing aircraft, from bases or heliports located in the Gulf Coast regions of Louisiana and Texas. Our land-based aviation customers are primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers include oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. In the third quarter of 2004, we began to discontinue the operations of AHI at our Brazoria base, including certain customer-owned aircraft providing air medical transportation services for hospitals and medical programs in approximately 15 counties in Texas. This was done in conjunction with our strategy of consolidating all aviation operations to Louisiana, including transferring all AHI aircraft under the OMNI Federal Aviation Agency 135 Certificate, and a shift in market geared to crew change and larger passenger capacity for customers in the Gulf of Mexico. We also maintain an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers.

On June 30, 2004, we acquired Trussco, Inc. and Trussco Properties, L.L.C. (collectively, “Trussco”), a leading provider of dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico, expanding our core business segments and providing us with integration opportunities with aviation transportation services. Trussco operates full service NORM (Natural Occurring Radioactive Material) facility and glycol dehydration services including system cleaning, system survey and inspection, repairs, glycol sampling and analysis and technical support. Trussco’s personnel are highly trained in Confined Space Entry and Rescue, HAZWOPER (Hazardous Waste Operations and Recovery), NORM, H2S (Hydrogen Sulfide) and Behavioral Base Safety.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2005
Operating revenue	$10,853	$15,290
Operating expenses:
Direct costs	7,945	10,107
Depreciation and amortization	1,129	1,607
General and administrative expenses	1,148	2,299

Total operating expenses	10,222	14,013

Operating income	631	1,277
Interest expense	415	1,118
Other (income) expense	29	(43)

Income from continuing operations	187	202
Loss from discontinued operations, net of taxes	(102)	—

Net income	85	202
Preferred stock dividends	(485)	—

Net income (loss) available to common stockholders	$(400)	$202

Operating revenues increased 42% or $4.5 million, from $10.8 million for the three months ended March 31, 2004 to $15.3 million for the three months ended March 31, 2005. This increase was due primarily to our acquisition of Trussco as of June 30, 2004 which contributed $4.0 million in revenue for the first quarter 2005 as well as an increase in activities from our drilling division which accounted for $0.9 million of the increase. This additional revenue was partially offset by a decline in revenues related to our aviation division of $0.6 million to $2.2 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004. As discussed in Note 9 regarding our discontinued operations in Texas, $0.6 million in aviation revenue attributable to 651 flight hours is included in the loss from discontinued operations for the first quarter of 2004.

Direct costs increased 28%, or $2.2 million, from $7.9 million for the three months ended March 31, 2004 to $10.1 million for the three months ended March 31, 2005. Payroll costs for the Trussco acquisition accounted for $1.5 million of the $1.2 million increase in overall payroll costs while payroll costs for the drilling division decreased $0.3 million. The average number of field personnel we employed increased from 296 for the three months ended March 31, 2004 to 359 for the three months ended March 31, 2005, principally as a result of our acquisition of Trussco. Also, explosives expense increased $0.5 million due to an increase in the quantity and cost of explosives on contracts performed in the first quarter of 2005. The acquisition of Trussco and additional aircraft contributed to an increase of $0.4 million in insurance costs from $0.3 million for the three months ended March 31, 2004 to $0.7 million for the three months ended March 31, 2005. As discussed in Note 9 regarding our discontinued operations in Texas, aircraft operating expenses of $0.5 million are included in the loss from discontinued operations for the first quarter of 2004.

Depreciation and amortization costs increased 45%, or $0.5 million, from $1.1 million for the three month period ended March 31, 2004 to $1.6 million for the same three month period ended March 31, 2005. Depreciation expense increased $0.3 million due to the increase in revenue-producing assets, primarily from the acquisition of Trussco in June 2004. Additionally, amortization expense increased by $0.2 million resulting primarily from amortization of intangible assets related to the Trussco acquisition

General and administrative costs increased $1.2 million, from $1.1 million during the three month period ended March 31, 2004 to $2.3 million during the same three month period of 2004. Of this increase $1.0 million is attributable to the June 2004 acquisition of Trussco, Inc. As discussed in Note 9 regarding our discontinued operations in Texas, general and administrative expenses of $0.2 million are included in the loss from discontinued operations for the first quarter of 2004.

Interest expense increased approximately $0.7 million from $0.4 million for the three month period ended March 31, 2004 to $1.1 million for the three month period ended March 31, 2005. The increase in interest expense was primarily attributable to increased levels of debt including the convertible debentures coupled with increased interest rates between the periods. Interest expense was further increased by $0.2 million related to amortization of deferred loan costs incurred from new debt instruments executed subsequent to March 31, 2004.

As discussed in Note 9, we made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers and to move all operations to our main operating facility in Louisiana. Accordingly, we recorded a loss from discontinued operations totaling $0.1 million, net of income taxes as a component of the net loss for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had approximately $0.2 million in cash compared to $1.0 million at December 31, 2004 and a working capital deficit of $21.3 million at March 31, 2005, compared to a deficit of $22.1 million at December 31, 2004. The decrease in cash and increase in working capital from December 31, 2004 to March 31, 2005 are primarily as a result of decreased accounts payable between the periods. Cash provided by operating activities was $1.2 million for the quarter ended March 31, 2005.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2004, we acquired Trussco, Inc., approximately $6.4 million of aircraft accounted for as capital leases, and approximately $0.8 million of new vehicles accounted for as capital leases. Thus far in 2005, we have acquired approximately $0.1 million of new vehicles and approximately $0.1 million in aviation support equipment. For the remainder of 2005, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations and explore strategic business opportunities.

During the three months ended March 31, 2005, we repaid approximately $2.3 million of our debt primarily related to our equipment notes, capital leases and real estate loans. Furthermore, we extinguished three capital leases totaling $2.9 million as a result of our disposition of three helicopters. Loan closing cost of $0.2 million was incurred during the three months ended March 31, 2005 due to preliminary negotiations and legal preparation of our $50 million Term Loan.

Long-Term Debt

At March 31, 2005 and December 31, 2004, long-term debt consists of the following (in thousands):

	December 31,	March 31,
	2004	2005
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.67% and 7.42% at March 31, 2005 and December 31, 2004 respectively) maturing July 31, 2006, secured by various property and equipment	$867	$726
Notes payable to a bank with interest payable at Prime plus 1.75% (7.5% at March 31, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,383
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft	168	85
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft	1,697	1,628
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft	238	231
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	209
Notes payable to a bank with interest at 17% at March 31, 2005 and 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment	6,500	5,900
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	3,000
Other debt	86	58
Capital lease payable to leasing companies secured by vehicles	1,198	1,065
Capital lease payable to finance companies secured by various aircraft	9,100	5,930

Total	24,460	20,215
Less: Current maturities	(11,608)	(8,034)

Long-term debt, less current maturities	$12,852	$12,181

Line of Credit

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $12.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (7.25% at March 31, 2005) and matures on December 31, 2006. The Line is collateralized by accounts receivable and inventory. As of March 31, 2005, we had $9.2 million outstanding under the Line. Our availability under the Line was $0.3 million at March 31, 2005. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of March 31, 2005 and December 31, 2004, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.” Furthermore, due to the debentures being in default and cross default provisions within the Line agreement, the Line was in default at March 31, 2005. Subsequent to March 31, 2005, we entered into the Senior Credit Facility which is more fully described in Note 10 which cured these defaults.

Senior Secured

On October 21, 2004, we completed a $6.5 million senior secured loan (“Bridge Loan”) with Beal Bank, SSB. The Bridge Loan accrued interest at the rate of 12% per annum, matured January 15, 2005 and was collateralized by specific seismic assets, certain Trussco assets and three Bell helicopters. The proceeds were used to repay debt, pay the October Put Option payment on the Convertible Debentures, discussed below, and for working capital purposes.

On January 21, 2005, we entered into a forbearance agreement on the Bridge Loan which increased the interest rate from 12% to 17% and extended the maturity to March 15, 2005. On May 2, 2005, we entered into a second agreement to extend the maturity date to May 31, 2005.

The Bridge Loan restricts the payment of dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of March 31, 2005, we were in compliance with these covenants. Due to the Line being in default and cross default provisions with the Bridge Loan Agreement, the Bridge Loan was in default at March 31, 2005. Subsequent to March 31, 2005, this loan was repaid in full with proceeds from the Senior Credit Facility (See Note 10).

Capital Leases

At March 31, 2005, we had several capital leases for aircraft which generally have lease terms of 60 months at inception of the lease. Aircraft leases either contain a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. We have historically acquired all of our aircraft that have been financed through capital leases. From time to time, we may acquire an aircraft through cash flows from operations or through the Line which is then sold to a financing company and leased back to us. These sales and lease back transactions are recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, which ever is shorter. Subsequent to March 31, 2005, these leases were repaid in full with proceeds from the Senior Credit Facility (See Note 10).

We also lease several vehicles used in our seismic drilling operations under 40-month capital leases.

Convertible Debentures

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the “Debentures”) that are convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes option pricing model. The value of these warrants was recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance.

On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the “Debentures”) that are convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants are not exercisable for a period of six months and one day after the issue date of such warrants and in no event will the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The issuance of the Debentures was pursuant to a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Total proceeds of $14.2 million was received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Convertible 8% Preferred (the “Series A Preferred”)and dividends in February 2004, $4.9 million was used to redeem the Series B Convertible 8% Preferred (the “Series B Preferred”) and dividends in March and April 2004 and the balance used for working capital purposes (See Note 5).

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the period in which the debentures can be put to the Company.

Prior to maturity of the Debentures, the holders of the Debentures have the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the resale of common stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Due to the late filing of certain of our Exchange Act periodic reports, such registration is not currently effective. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders’ intent to exercise a Put Option, we have the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, shares of our common stock. If we elect to pay the Put Option with common stock, the underlying shares will be valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would deliver is equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We have not redeemed for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December 2004 and January, February and March 2005.

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

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the “Amendment”) with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted the Company, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of this conversion and in accordance with the requirements of SFAS No 84, “Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26,” we recorded $0.9 million in debt conversion expense in the fourth quarter of 2004.

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the “16(b) litigation”) against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the “Debenture Holders”). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on the Company and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund (“Portside”) notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the “Portside Debentures”). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures. To our knowledge, the threatened civil action has not commenced. Should Portside, in fact, commence the threatened civil action, we intend to vigorously defend the litigation, as well as, pursuing all available remedies including those available pursuant to the aforementioned 16(b) litigation filed against the Debenture Holders.

Subsequent to March 31, 2005, we entered into settlement and debt extinguishment agreements See Note 10.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permits the continued use of the method prescribed by Opinion No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, a table illustrating the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is presented in Note 1 of the accompanying financial statements.

Discontinued Operations

In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate unit within AHI and have accounted for our exit from this market as discontinued operations.

Impairment Of Long-Lived Assets And Assets Held For Sale

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” (“SFAS No. 144”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at March 31, 2005 are comprised of one fixed wing aircraft and eight marsh buggies. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,00 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the three months ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

Recently Issued Unimplemented Accounting Pronouncements

On December 16, 2004, as amended on April 14, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting periods for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of Accounting Principles Board (“APB”) Opinion No. 29” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2004. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on April 18, 2005.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the course of conducting the December 31, 2004 audit of the consolidated financial statements, several accounting adjustments were identified, some of which affected prior quarters and resulted in a restatement of the consolidated financial statement for each of the three quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and the year ended December 31, 2003. The restatements were the result of two material errors: 1) the result of our Line of Credit being inappropriately classified as long-term. As required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” the line of credit should have been classified as current and 2) the Company executed Convertible Debenture agreements which also contained warrants. An error arose as a result of the incorrect calculation of the valuation of the warrants and the beneficial conversion features originally recorded on the Convertible Debentures entered into during April 2004. This error resulted in an understatement in the amount recorded as convertible debentures, net of discounts and an overstatement in the amount recorded as additional paid in capital of $1.4 million. Furthermore, the amount of the debt discounts, the beneficial conversion feature and loss on extinguishments of debt charged to expense were overstated. Accordingly, we restated the financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004 as a result of item 1) above and the quarters ended June 30, 2004 and September 30, 2004 as a result of item 2) above.

Management has concluded, based on these circumstances discussed above that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design and effectiveness of the Company’s internal control.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, due to the material weakness discussed above, our disclosure controls and procedures were not effective as of December 31, 2004. Because the material weakness still exists as of March 31, 2005, the Chief Executive Officer and Interim Principal Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective.

During its evaluation of the effectiveness and sufficiency of our internal financial reporting function, Management recognized the need to strengthen and expand the Company’s public reporting function with the employment of additional financial and accounting staff experienced with generally accepted accounting principles, reporting to the Securities and Exchange Commission, internal controls and the Sarbanes-Oxley Act of 2002. Management believes certain identified weaknesses arose because of inadequate staffing in the Company’s current accounting and financial reporting function. This staffing void was created with the December departure of the Company’s Chief Accounting Officer. Management is in search of a suitable candidate that will insure the Company is compliant will all its reporting and disclosure requirements. The Company will begin the process of replacing the Chief Accounting Officer in the second quarter of 2005. During the interim, the Company will continue to use outside independent accounting experts.

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SERIES A AND SERIES B PREFERRED STOCK LITIGATION

On February 13, 2004, we commenced litigation against Steven Stull, a former director, Advantage Capital Partners (“ACP”) and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under the Company’s Articles of Incorporation, as amended, to redeem the Series A Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred, the suit requests the court to determine that the unanimous consent of the Board of Directors entered into on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred from $2.50 to $0.75

(pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred. Alternatively, we seek (a) a declaration that the Unanimous Consent entered into on November 7, 2000 is null and void and without effect; or (b) damages back against Mr. Stull and the Advantage Capital Partners as a complete set-off to any additional dollars owed by us to ACP as a result of the November 7, 2000 actions.

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

DEBENTURE LITIGATION

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana (the “16(b) litigation”) against the holders of our 6.5% Subordinated Convertible Debentures and other third parties (collectively, the “Debenture Holders”). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on OMNI and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund (“Portside”) notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the “Portside Debentures”). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures.

In connection with completion of the Senior Credit Facility, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit we filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in equal payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguishes the terms of the original Debentures and releases all parties from any future claims.

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibits
10.1	Forbearance Agreement dated January 21, 2005 between OMNI Energy Services Corp., American Helicopters Inc., OMNI Energy Services Corp.-Mexico, Trussco, Inc., and Trussco Properties, LLC and Beal Bank, S.S.B. (filed as Exhibit 1.01 to our Form 8-K, File No. – 23383, originally filed with the Commission on February 2, 2005).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Interim Principal Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: May 19, 2005	/s/ James C. Eckert

James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 19, 2005	/s/ G. Darcy Klug

G. Darcy Klug
Executive Vice President
(Interim Principal Financial Officer)