Form 10-K/A
period 2004-12-31
OMNI ENERGY SERVICES CORP
filed 2005-07-01
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER 0-23383

OMNI ENERGY SERVICES CORP.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-1395273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 N.E. EVANGELINE THRUWAY CARENCRO, LOUISIANA	70520
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 896-6664

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004 was $55,690,597.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 28, 2005 was 11,679,565.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

OMNI Energy Services Corp. (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2004, to correct information in Part III, Item 14. Principal Accounting Fees and Services. Accordingly, the information included herein is filed to amend and replace Part III, Item 14 information in the Company’s Form 10-K for the year ended December 31, 2004, as originally filed on April 18, 2005 and as amended by a Form 10-K/A filed on May 2, 2005 (as so amended, the “Previous Filings).

Except for the amendment described above this Amendment No. 2 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Previous Filings

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective August 11, 2003, the Company dismissed its independent registered public accounting firm Ernst & Young LLP and engaged Fitts Roberts & Co., P.C. Effective July 12, 2004, the Company dismissed its independent registered public accounting firm Fitts Roberts & Co., P.C. and engaged BDO Seidman, LLP. On February 24, 2005, the Company engaged Pannell Kerr Forster of Texas, P.C. as its independent registered public accounting firm following BDO Seidman, LLP’s resignation on February 17, 2005. Aggregate fees billed to the Company by our independent registered public accounting firms for fiscal years ended December 31, 2004 and 2003, respectively, were as follows:

	FISCAL YEAR ENDED
	2003	2004
Audit Fees (1)	$122,075	$198,045
Audit Related Fees (2)	11,075	93,870

	133,150	291,915

Tax Fees (3)	23,278	37,700
All Other Fees (4)	29,033	5,850

	52,311	43,550

Total Fees	$185,461	$335,465

(1)	Audit fees represent fees for professional services rendered in connection with the engagement to audit and report on the consolidated financial statements, review of our quarterly and annual consolidated financial statements, and required statutory audits of certain subsidiaries.
(2)	Audit-related fees consisted primarily of accounting and reporting research and consultations, related to internal control matters.
(3)	Includes fees for tax consulting services, tax compliances services and preparation of foreign tax filings.
(4)	The aggregate fees billed by Ernst & Young LLP, Fitts Roberts & Co., P.C. and BDO Seidman, LLP for services rendered to the Company other than services described under “Audit Fees”, “Audit Related Fees” and “Tax Fees”, for the fiscal year ended December 31, 2003 and 2004. These fees are general services related to the review of certain Securities and Exchange Commission filings, other than quarterly and annual filings, and operational and transaction reviews.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI ENERGY SERVICES CORP.
(Registrant)

By:	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 1, 2005

4