Form 10-Q
period 2005-06-30
OMNI ENERGY SERVICES CORP
filed 2005-08-15
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2005

or

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

Act).    Yes  ☐    No  ☒

As of August 10, 2005 there were 13,963,311 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(unaudited)
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,043	$70
Trade receivables, net	7,824	7,092
Other receivables	62	45
Parts and supplies inventory	2,093	1,727
Prepaid expenses and other current assets	2,943	1,352
Deferred tax asset	2,000	1,000
Current assets of discontinued operations	9,888	2,457
Assets held for sale	108	11,108

Total current assets	25,961	24,851

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, net	18,965	17,223
Property, plant and equipment of discontinued operations, net	10,839	—

Total property, plant and equipment, net	29,804	17,223

OTHER ASSETS:
Goodwill	2,006	2,006
Customer intangible assets, net	1,620	1,570
Licenses, permits and other intangible assets, net	5,378	4,818
Other non-current assets of discontinued operations	237	—
Other assets	907	2,657

Total other assets	10,148	11,051

TOTAL ASSETS	$65,913	$53,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,967	$5,467
Accrued expenses	2,379	1,570
Current maturities of long-term debt	11,608	3,729
Insurance notes payable	2,500	659
Line of credit	9,162	7,222
Convertible debentures	11,097	—
Current liabilities of discontinued operations	3,384	3,402

Total current liabilities	48,097	22,049

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	5,864	14,087
Other long-term liabilities	100	289
Non-current liabilities of discontinued operations, less current maturities	6,988	9,021

Total long-term liabilities	12,952	23,397

Total liabilities	61,049	45,446

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 3,529 and 29 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively, liquidation preference of $1,000 per share	29	678
Common stock, $0.01 par value, 45,000,000 shares authorized; 13,909,565 and 11,679,565 issued and 13,638,219 and 11,408,219 outstanding at June 30, 2005 and December 31, 2004, respectively	117	139
Treasury stock, 271,346 shares, at cost, at June 30, 2005 and December 31, 2004	(529)	(529)
Preferred stock dividends declared	2	57
Additional paid-in capital	65,448	72,341
Accumulated deficit	(60,203)	(65,007)

Total stockholders’ equity	4,864	7,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,913	$53,125

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands except per share amounts)
Operating revenue	$8,593	$9,463	$16,655	$22,578
Operating expenses:
Direct costs	6,558	6,145	12,773	14,284
Depreciation and amortization	847	1,134	1,695	2,487
General and administrative expenses	2,807	1,918	3,762	4,009

Total operating expenses	10,212	9,197	18,230	20,780

Operating income (loss)	(1,619)	266	(1,575)	1,798

Interest expense	501	630	769	1,278
Gain on debt extinguishment	—	(484)	—	(484)
Other (income) expense, net	118	15	147	(29)

Income (loss) from continuing operations before income taxes	(2,238)	105	(2,491)	1,033
Income tax expense	—	—	—	—

Income (loss) from continuing operations	(2,238)	105	(2,491)	1,033

Income (loss) from discontinued operations, aviation transportation services segment, net of taxes	1,356	(2,136)	1,694	(2,862)
Loss on disposal of discontinued operation assets, net of taxes	—	(2,271)	—	(2,271)

Net loss	(882)	(4,302)	(797)	(4,100)

Dividends on preferred stock	(5)	(55)	(490)	(55)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(649)	—	(649)

Net loss available to common stockholders	$(887)	$(5,006)	$(1,287)	$(4,804)

Basic loss per share:
Income (loss) from continuing operations	$(0.20)	$(0.05)	$(0.28)	$0.03
Income (loss) from discontinued operations,	0.12	(0.17)	0.16	(0.24)
Loss on disposal of discontinued operations,	—	(0.18)	—	(0.19)

Net loss available to common stockholders	$(0.08)	$(0.40)	$(0.12)	$(0.40)

Diluted loss per share:
Income (loss) from continuing operations	$(0.20)	$(0.05)	$(0.28)	$0.03
Income (loss) from discontinued operations	0.12	(0.17)	0.16	(0.24)
Loss on disposal of discontinued operations	—	(0.18)	—	(0.19)

Net loss available to common stockholders	$(0.08)	$(0.40)	$(0.12)	$(0.40)

Weighted average common shares outstanding:
Basic	11,044	12,514	10,502	11,964
Diluted	11,044	12,514	10,502	11,996

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(in thousands except share amounts)

	Preferred Stock		Common Stock		Treasury Stock Amount
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2004	29	$29	11,679,565	$117	$(529)

— Issuance of preferred stock and warrants, net of offering costs	3,500	649	—	—	—
— Stock Based Compensation	—	—	30,000	—	—
— Common stock issued in payment of debt	—	—	200,000	2	—
— Common stock issued in payment of debentures	—	—	2,000,000	20	—
— Preferred stock dividends	—	—	—	—	—
— Beneficial conversion feature associated with preferred stock	—	—	—	—	—
— Net loss	—	—	—	—	—

BALANCE, June 30, 2005	3,529	$678	13,909,565	$139	$(529)

	Preferred Stock Dividend Declared	Additional Paid-In Capital	Accumulative Deficit	Total
BALANCE, December 31, 2004	$2	$65,448	$(60,203)	$4,864

— Issuance of preferred stock and warrants, net of offering costs	—	2,683	—	3,332
— Stock Based Compensation	—	9	—	9
— Common stock issued in payment of debt	—	372	—	374
— Common stock issued in payment of debentures	—	3,180	—	3,200
— Preferred stock dividends	55	—	(55)	—
— Beneficial conversion feature associated with preferred stock	—	649	(649)	—
— Net loss	—	—	(4,100)	(4,100)

BALANCE, June 30, 2005	$57	$72,341	$(65,007)	$7,679

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(2,491)	$1,033
Income (loss) from discontinuing operations	1,694	(5,133)

Net loss	(797)	(4,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,380	3,010
Provision for doubtful accounts	—	231
Accretion of convertible debenture discount	282	—
Stock based compensation	918	9
Loss on debt extinguishment	—	246
Loss on disposal of aviation transportation segment	—	2,271
Impairment of property, plant and equipment	—	505
Amortization of deferred loan cost	—	273
Gain on sale of fixed assets	(65)	(108)
Changes in operating assets and liabilities:
Trade receivables	(2,155)	2,746
Other receivables	532	15
Parts and supplies inventory	(747)	167
Prepaid expenses and other current assets	543	1,757
Other assets	(141)	(189)
Accounts payable and accrued expenses	2,743	(4,787)
Other long-term liabilities	(80)	(97)

Net cash provided by operating activities	3,413	1,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions net of cash received	(6,983)	—
Purchase of property, plant and equipment	(3,745)	(245)
Proceeds from disposal of property, plant and equipment	407	78
Proceeds from disposal of assets held for sale	—	573

Net cash provided by (used in) investing activities	(10,321)	406

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock and warrants, net of offering costs	—	3,332
Proceeds from the issuance of convertible debentures	14,158	—
Payment of convertible debentures	—	(3,404)
Redemption of preferred stock	(12,071)	—
Payment of preferred stock dividends	(972)	—
Proceeds from exercises of options and warrants	3,916	—
Proceeds from the issuance of long-term debt	4,709	17,951
Principal payments on long-term debt	(3,350)	(17,303)
Deferred loan costs	—	(1,964)
Borrowings (payments) on line of credit, net	627	(1,940)

Net cash provided by (used in) financing activities	7,017	(3,328)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109	(973)
Cash and cash equivalents, at beginning of period	572	1,043

Cash and cash equivalents, at end of period	$681	$70

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2005
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$654	$2,194

NON-CASH TRANSACTIONS:
Equipment acquired under capital lease	$2,065	$—
Discount on convertible debentures	$2,509	$—
Non-cash transfer of assets from other receivable to equity	$1,661	$—
Transfer of equipment to other receivable pending insurance settlement	$324	$—
Net non-cash increase in deferred compensation liability and deferred compensation expense	$1,370	$—
Non-cash transfer of deposit to acquisition costs	$150	$—
Transfer of discontinued operation assets to assets held for sale	$—	$11,000
Common stock issuance for extinguishment of convertible debentures	$—	$3,200
Issuance of long-term debt for extinguishment of convertible debentures	$—	$4,293
Common stock issuance for extinguishment of long-term debt	$—	$375
Issuance of short-term debt for extinguishment of long-term debt	$—	$1,000
Guaranty of future stock valuation for common stock issued	$—	$285
Beneficial conversion feature associated with issuance of preferred stock	$—	$649
Premiums financed with insurance carrier	$—	$636
Exchange of assets held for sale for extinguishment of capital leases	$—	$2,891
Transfer of inventory and property and equipment to assets held for sale	$—	$51
Transfer of inventory to prepaid aviation repairs	$—	$328
Dividends declared but not paid	$—	$55

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 18, 2005, as amended on May 2, 2005 and July 1,2005.

CHANGES IN ESTIMATES

Effective April 1, 2005, we changed the amortization periods of the intangibles acquired as part of the acquisition of all the issued and outstanding shares of Trussco, Inc. and all the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”) from five years to various periods ranging from three to 20 years based on a valuation supported by a fairness opinion issued by an independent third party. We believe the revised amortization periods more properly match costs over the useful lives of these assets consistent with industry practice.

As a result of management’s second quarter 2005 change in the amortization periods of the Trussco intangibles, amortization expense for 2005 decreased. The pro forma effect of this change in estimate is shown in the table below and reflects what net loss would have been had the changes in estimate not occurred (in thousands of dollars, except share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss available to common stockholders, as reported	$(5,006)	$(4,804)
Effect of change in estimate	(200)	(200)

Net loss available to common stockholders, pro forma	$(5,206)	$(5,004)

Net loss per common share as reported:
Basic	$(0.40)	$(0.40)
Diluted	$(0.40)	$(0.40)
Net loss per common share - pro forma:
Basic	$(0.42)	$(0.42)
Diluted	$(0.42)	$(0.42)

IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” (“SFAS No. 144”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at June 30, 2005 are comprised of eight marsh buggies and two navigation systems. In addition, at June 30, 2005, the assets of the discontinued aviation transportation services segment are included in assets held for sale in the amount of $11.0 million. See Note 9 for additional information. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,000 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the year ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

During the quarter ended June 30, 2005, the aviation-related improvements at the Mouton Cove facility were deemed to be impaired as a result of the sale of the Company’s aviation transportation services segment. A charge was recorded against operations in the amount of $0.5 million reflecting the impairment of the value of that facility. The facility was not included in the assets sold as part of the sale of the Company’s aviation transportation services segment.

STOCK BASED COMPENSATION

We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permit the continued use of the method prescribed by APB No. 25 but require additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net loss for the three and six months ended June 30, 2005 and 2004 other than compensation expense recorded on awards to certain executive management (See Note 4), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. During the three and six months ended June 30, 2005, there were 181,000 options granted that required consideration under the provision of SFAS No. 123. The fair value of awards considered in the table below for the three and six months ended June 30, 2005 is the result of the vesting of previous stock based award grants. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss available to common stockholders, as reported	$(887)	$(5,006)	$(1,287)	$(4,804)
Add: stock-based employee compensation expense included in reported net loss, net of tax	918	9	918	9
Less: stock-based employee compensation expense determined under fair value based method for all awards granted, net of tax	(1,118)	(198)	(1,301)	(369)

Net loss available to common stockholders, pro forma	$(1,087)	$(5,195)	$(1,670)	$(5,164)

Net loss available to common stockholders, as reported:
Basic	$(0.08)	$(0.40)	$(0.12)	$(0.40)
Diluted	$(0.08)	$(0.40)	$(0.12)	$(0.40)
Net loss available to common stockholders, pro forma:
Basic	$(0.10)	$(0.42)	$(0.16)	$(0.43)
Diluted	$(0.10)	$(0.42)	$(0.16)	$(0.43)

The weighted average fair value at date of grant for options granted during the first six months of 2004 was $5.40 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) average expected volatility 67%; (c) average risk-free interest rate of 2.58%; and (d) expected life of 6.5 years.

The weighted average fair value at date of grant for options granted during the first six months of 2005 was $1.50 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) average expected volatility 73%; (c) average risk-free interest rate of 3.4%; and (d) expected life of 6.5 years.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, as amended on April 14, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 30”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have an effect on our consolidated financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment, net consists of the following at December 31, 2004 and June 30, 2005, respectively (in thousands):

	December 31, 2004	June 30, 2005
Land	$647	$647
Building and improvements	5,621	5,000
Drilling, field and support equipment	29,794	29,607
Aviation equipment	11,040	—
Shop equipment	431	431
Office equipment	1,849	1,842
Vehicles	3,690	3,467

	53,072	40,994
Less: accumulated depreciation	(23,268)	(23,771)

Total property, plant and equipment, net	$29,804	$17,223

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2004 and June 30, 2005, long-term debt consists of the following (in thousands):

	December 31, 2004	June 30, 2005
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.42% at December 31, 2004 respectively) maturing July 31, 2006, secured by various property and equipment, repaid in full	$867	$—
Notes payable to a bank with interest payable at Prime plus 1.75% (7.75% at June 30, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,372
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft, repaid in full	168	—
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft, repaid in full	1,697	—
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft (1) (a)	238	223
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	204
Notes payable to a bank with interest at 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment, repaid in full	6,500	—
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	1,000
Convertible promissory notes payable to certain former stockholders of Trussco, Inc., non-interest bearing, maturing in August 2005	—	1,000
Other debt	86	42
Capital lease payable to leasing companies secured by vehicles	1,198	939
Capital lease payable to finance companies secured by various aircraft	9,100	941
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	1,073
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	1,073
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	2,146
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (9.61% at June 30, 2005), maturing May 18, 2010, secured by various equipment (1)(b)	—	17,935

Total	24,460	27,948
Less: current maturities	(11,608)	(4,840)

Long-term debt, less current maturities	$12,852	$23,108

(1)	As a result of the disposition of the aviation transportation services segment (see Note 9), certain debts were repaid with proceeds from the sale:
(a)	the entire balance of this note was repaid with proceeds from the sale of the aviation transportation services segment during July 2005.
(b)	$9.35 million of this note was repaid with proceeds from the sale of the aviation transportation services segment during July 2005.

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (8.0% at June 30, 2005) and matures in May 2010. The Line is collateralized by accounts receivable and inventory. As of June 30, 2005, we had $7.2 million outstanding under the Line. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of June 30, 2005 and December 31, 2004, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.” Furthermore, due to the Convertible Debentures (as defined below) being in default and cross default provisions within the Line agreement, the Line was in default at March 31, 2005. On May 18, 2005, we entered into the Senior Credit Facility, which cured the default in the line and which is more fully described below.

SENIOR SECURED

On October 21, 2004, we completed a $6.5 million senior secured loan (“Bridge Loan”) with Beal Bank, SSB. The Bridge Loan accrued interest at the rate of 12% per annum, matured January 15, 2005 and was collateralized by specific seismic assets, certain assets of our subsidiary, Trussco, Inc. and three Bell helicopters. The proceeds were used to repay debt, pay the October 2004 Put Option payment on the Convertible Debentures, discussed below under “Convertible Debentures,” and for working capital purposes.

On January 21, 2005, we entered into a forbearance agreement on the Bridge Loan which increased the interest rate from 12% to 17% and extended the maturity to March 15, 2005. On May 2, 2005, we entered into a second agreement to extend the maturity date to May 31, 2005. The Bridge Loan restricted the payment of dividends and contained customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. This loan was repaid in full with proceeds from the Senior Credit Facility (see below) on May 18, 2005.

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to refinance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments up to a 50% balloon at maturity date, with interest paid in arrears and accruing at the initial annual interest rate of 30-day LIBOR plus 6.5%. In conjunction with the disposition of the aviation transportation services segment (See Note 9), which closed in July 2005, the borrowing base was reduced to $30.0 million. Proceeds from the sale of the aviation transportation services segment were used to pay approximately $9.35 million on the Term A Loan during July 2005, leaving an outstanding balance of approximately $8.6 million.

CAPITAL LEASES

Prior to June 30, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contained a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which is then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, which ever is shorter. These leases were paid in full with proceeds from the Term A Loan (see above). As mentioned in Note 9, we executed a definitive agreement to sell the equipment and related assets of our aviation transportation services segment for a cash price of $11.0 million on June 30, 2005. The assets which were held under capital lease at December 31, 2004 were sold in that transaction. During May 2005, proceeds from the borrowings under the Term A Loan were used to repay certain aviation leases outstanding at that time.

We also lease several vehicles used in our seismic drilling operations under 40-month capital leases.

Total cost and accumulated depreciation of aircraft and vehicles held under capital leases is as follows in thousands:

	December 31, 2004	June 30, 2005
Aircraft	$10,009	$—
Vehicles	2,117	2,101

	12,126	2,101
Less: Accumulated depreciation	(1,154)	(963)

Capitalized cost, net	$10,972	$1,138

Depreciation expense for the three and six months ended June 30, 2005 and 2004 was approximately $0.1 million and $0.2 million and $0.1 million and $0.3 million, respectively, for all assets held under capital lease.

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

Total proceeds of $14.2 million were received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Convertible 8% Preferred (the “Series A Preferred”) and dividends in February 2004, $4.9 million was used to redeem the Series B Convertible 8% Preferred (the “Series B Preferred”) and dividends in March and April 2004 and the balance used for working capital purposes (See Note 5).

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the period in which the debentures can be put to the Company. A total of $0.9 million is included in interest expense and $0.2 million is included in loss on extinguished debt related to the amortization of the debt discounts for the year ended December 31, 2004. There are no charges recorded against operations related to this transaction in the first six months of 2005.

Prior to maturity of the Debentures, the holders of the Debentures had the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the resale of common stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the consolidated balance sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders’ intent to exercise a Put Option, we had the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures are satisfied, shares of our common stock. If we elected to pay the Put Option with common stock, the underlying shares were valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would deliver was equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%.

As provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received Put Option payments of $1.3 million in principal, plus accrued interest, each on August 5, 2004, on September 9, 2004 and on October 25, 2004. In accordance with APB Opinion No. 26 “Early Extinguishment of Debt,” we recorded $0.2 million as a loss on extinguishment of debt in 2004 as a result of the early extinguishment of these portions of the Debentures.

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

On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund (“Portside”), notified us of certain alleged events of default under the 6.5% Subordinated Convertible Debentures issued to Portside (the “Portside Debentures”). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it, in the aggregate principal amount of $2,765,625, on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgement with respect to all amounts owed to it under the Portside Debentures.

On May 18, 2005, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock; and (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain on debt extinguishment of approximately $200,000 upon closing these transactions. The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and releases all parties from any future claims.

TRUSSCO NOTES

On June 30, 2004, we purchased Trussco for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007, a $1.0 million Earnout Note (see Note 4) and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share.

On May 18, 2005, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. Under the terms of the Debt Extinguishment Agreements, we (i) immediately issued 0.2 million shares of our common stock; and (ii) will pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. The Company recognized a gain on debt extinguishment of $0.3 million upon closing the transaction.

At June 30, 2005, the Company has $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007 and $1.0 million of non-interest bearing notes outstanding to be paid by August 16, 2005. The Company also has $2.0 million of contingent Earnout Notes payable at June 30, 2005.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2005 and accrue interest at rates ranging between 4.2% to 7.5%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2005, the Company had $0.2 million of accrued liabilities related to workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of June 30, 2005.

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

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) we and the executive officers misrepresented material facts and failed to disclose material facts related to the intention to redeem our Series A Preferred and Series B Preferred, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our executive officers in this matter. Our total costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it could aversely affect our financial condition, results of operations and cash flows.

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

On May 18, 2005, we entered into Debenture Settlement Agreements with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we (i) paid the Debenture Holders approximately $4.0 million cash; (ii) immediately issued the Debenture Holders 2.0 million shares of our common stock and (iii) issued the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain of $200,000 upon closing of these transactions. The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and releases all parties from any future claims.

TRUSSCO, INC. EARNOUT

In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco a promissory note (“Earnout Note”) that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3.0 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the thirty-six month period ending December 31, 2006 less the sum of $9.0 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed.

On May 18, 2005, we entered into debt extinguishment agreements with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note. Under the terms of the Debt Extinguishment Agreements, we (i) immediately issued 0.2 million shares of our common stock; and (ii) will pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note. The Company recognized a gain on debt extinguishment of $0.3 million upon closing this transaction.

At June 30, 2005, the Company has $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007 and $1.0 million of non-interest bearing notes outstanding to be paid by August 16, 2005. The Company also has $2.0 million of contingent Earnout Notes payable at June 30, 2005.

EXECUTIVE COMPENSATION AGREEMENTS

On June 30, 2004, we amended Restricted Stock Incentive Agreements with certain executive officers and executed Amended and Restated Incentive Agreements (collectively referred to hereinafter as the “Incentive Agreements”) that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares, respectively. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. Tax equalization payments were also paid to the two executive officers totaling $0.1 million at June 30, 2004. The stock awards were valued at their fair market value at a price of $5.05 per share at June 30, 2004 and recorded, in full, as compensation expense totaling $0.5 million.

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

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a change in control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company’s common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company’s common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company’s common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company’s common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at June 30, 2005 is $2.1 million but no compensation expense has been recorded because the award is contingent on future events, none of which are considered probable at June 30, 2005.

In addition, we entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

On April 1, 2005, we entered into a restricted stock agreement with a member of executive management. The agreement resulted in the issuance of 30,000 shares of restricted common stock which vest at the rate of 6,000 shares per year beginning on January 17, 2005 and on each January 17th for the succeeding four years. The base value (fair value at date of issuance) of the shares is $1.45 per share. As the shares vest, their value is included in compensation expense. During the quarter ended June 30, 2005, compensation expense recorded in the financial statements related to this agreement approximately $9,000. At June 30, 2005, the remaining 24,000 shares of restricted stock were held in escrow.

In connection with the acquisition of Trussco, Inc. (see Note 7), we entered into employment contracts with three former Trussco stockholders effective until December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. Two of these employment contracts were terminated during the three month period ended March 31, 2005.

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred which is convertible into common stock of the company at a conversion price of $2.25 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred are convertible into common stock of the Company at a conversion price of $3.75 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. The Series A Preferred and Series B Preferred earn dividends at a rate of 8% of which dividends of $484,000, $484,000 and $490,000 which were recorded during the years ended December 31, 2002, 2003 and 2004, respectively. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures (See Note 3). The proceeds were used to redeem $8.2 million of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At June 30, 2005, there are no Series A Preferred outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2. At June 30, 2005, 29 shares of Series B Preferred remain outstanding.

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 shares were transferred in 2003 to settle certain litigation and 858,678 shares were cancelled. The balance of 761,100 shares was exercised during the first quarter of 2004 at an exercise price of $2.25.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of the Company’s affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (the “Series C Preferred”) in conjunction with the completion of the Senior Credit Facility more fully described in Note 3. Our Series C Preferred is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C 9% Convertible Preferred Stock and the warrant exercise prices were supported by a fairness opinion issued by a third party. The transactions contemplated by the Securities Purchase Agreement close in two tranches. On May 17, 2005, the closing date of the first tranche, the Company issued an aggregate of 3,500 shares of Series C Preferred Stock and warrants to acquire 4,585,000 shares of the Company’s common stock, in exchange for $3.3 million, net of offering costs of $0.2 million. The proceeds of the issuance were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the attributed value to the preferred stock. In addition, the conversion terms of the preferred stock result in a beneficial conversion feature valued at approximately $0.6 million. As a result, we recorded a one time charge to retained earnings for this amount representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital. Subject to the terms and conditions set forth in the Securities Purchase Agreement, the second tranche is scheduled to close on August 15, 2005, unless extended by mutual agreement of the parties involved, at which time the remainder of the Series C Preferred Stock and warrants will be issued.

COMMON STOCK ISSUED

As discussed in Note 3, we issued 2,000,000 shares of common stock with a fair value of $3.2 million to the Debenture Holders as part of the conversion of the Debentures in connection with the settlement and extinguishment of the convertible debenture notes.

As discussed in Note 3, we issued 200,000 shares of common stock with a fair value of $374,000 to certain former Trussco stockholders as part of the early extinguishment of certain Trussco Stockholder notes.

During the six months ended June 30, 2005, pursuant to our Stock Incentive Plan, we issued 30,000 restricted shares of common stock to an employee with a fair value of $43,500. As of June 30, 2005, 6,000 of these shares have vested and been recognized as compensation expense.

EARNINGS PER SHARE

Basic earning per share (“EPS”) is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options, convertible debt and other contracts to issue shares of common stock were exercised or converted into common stock.

For the three and six months ended June 30, 2005, we had 964,552 and 999,719 common stock options outstanding, respectively, and warrants to purchase 5,948,166 and 5,948,166 shares of common stock, respectively, that were excluded from the calculation of dilutive EPS because they were anti-dilutive. For the Basic and Diluted EPS calculation as of June 30, 2005, we also had preferred stock convertible into 1,802,605 shares of common stock that were also excluded because their effects were antidilutive.

Likewise, we had 38,017 and 7,164 options outstanding, respectively, and warrants to purchase 1,241,500 and 1,241,500 shares of common stock, respectively, for the three and six months ended June 30, 2004 that were excluded from the calculation because they were anti-dilutive. For the Basic and Diluted EPS calculation as of June 30, 2004, we also had preferred stock convertible into 7,733 shares of common stock, debentures convertible into 2,099,990 shares of common stock and convertible promissory notes convertible into 319,149 shares of common stock that were excluded from the calculation because they were anti-dilutive.

The following table reconciles net loss available to common stockholders and common equivalent shares for the Basic EPS calculation to net loss available to common stockholders and common equivalent shares for the Diluted EPS calculation as of and for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended
	June 30, 2004		June, 2005
	Dollars	Shares	Dollars	Shares
	(in thousands)
Basic EPS net loss available to common stockholders and common equivalent shares	$(887)	11,044	$(5,006)	12,514
Add: Options, warrants and debentures convertible into common stock	—	—	—	—

Diluted EPS net loss available to common stockholders and common equivalent shares	$(887)	11,044	$(5,006)	12,514

	Six Months Ended
	June 30, 2004		June, 2005
	Dollars	Shares	Dollars	Shares
	(in thousands)
Basic EPS net loss available to common stockholders and common equivalent shares	$(1,287)	10,502	$(4,804)	11,964
Add: Options, warrants and debentures convertible into common stock	—	—	—	32

Diluted EPS net loss available to common stockholders and common equivalent shares	$(1,287)	10,502	$(4,804)	11,996

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in three segments – Seismic Drilling, Aviation Transportation Services and Environmental Services, all of which operate exclusively in North America. The Seismic Drilling division is comprised of three segments – Drilling, Survey and Permitting. The Aviation Transportation division and the Environmental Services division operate as stand alone segments. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America.

The segment classified as corporate includes all other operating activities to support the executive officer, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue is derived through transport of geophones and recorders used to collect the seismic data between receiving points, transport heli-portable drilling units into remote or otherwise inaccessible terrain, transport people and equipment to offshore oil and gas platforms and rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank and vessel cleaning. The following table shows segment information (net of intercompany transactions) as restated for discontinued operations for the three months and six months ended June 30, 2005 and 2004 (in thousands):

THREE MONTHS ENDED JUNE 30,	SEISMIC DRILLING	AVIATION TRANSPORTATION	ENVIRONMENTAL SERVICES	CORPORATE	TOTAL
2005
Operating revenues	$4,985	$—	$4,478	$—	$9,463
Operating income (loss)	209	—	662	(605)	266
Interest expense	—	—	35	595	630
Depreciation and amortization	851	—	283	—	1,134
Loss on disposal of discontinued segment	—	(2,271)	—	—	(2,271)
Loss from discontinued operations	—	(2,136)	—	—	(2,136)
Identifiable assets	17,997	13,457	11,847	9,824	53,125
Capital expenditures	—	—	38	—	38
2004
Operating revenues	$8,600	$—	$—	$(7)	$8,593
Operating income (loss)	977	—	—	(2,596)	(1,619)
Interest expense	—	—	—	501	501
Depreciation and amortization	847	—	—	—	847
Income from discontinued operations	—	1,356	—	—	1,356
Identifiable assets	23,066	22,948	11,977	11,169	69,160
Capital expenditures	5	1,790	—	37	1,832

SIX MONTHS ENDED JUNE 30,	SEISMIC DRILLING	AVIATION TRANSPORTATION	ENVIRONMENTAL SERVICES	CORPORATE	TOTAL
2005
Operating revenues	$14,043	$—	$8,535	$—	$22,578
Operating income (loss)	2,329	—	812	(1,343)	1,798
Interest expense	—	—	74	1,204	1,278
Depreciation and amortization	1,708	—	779	—	2,487
Loss on disposal of discontinued segment	—	(2,271)	—	—	(2,271)
Loss from discontinued operations	—	(2,862)	—	—	(2,862)
Identifiable assets	17,997	13,457	11,847	9,824	53,125
Capital expenditures	67	140	38	—	245
2004
Operating revenues	$16,662	$—	$—	$(7)	$16,655
Operating income (loss)	1,730	—	—	(3,305)	(1,575)
Interest expense	—	—	—	769	769
Depreciation and amortization	1,695	—	—	—	1,695
Income from discontinued operations	—	1,694	—	—	1,694
Identifiable assets	23,066	22,948	11,977	11,169	69,160
Capital expenditures	50	3,620	—	75	3,745

Due to the sale of the aviation transportation services segment (see Note 9), the information presented in the tables above for the three and six months ended June 30, 2004 has been adjusted to give the effect of the disposition of the aviation transportation services segment as a discontinued operation.

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

In 2004, we made an adjustment to the purchase price for additional liabilities assumed since the date of acquisition totaling $0.2 million, which increased the total cash purchase price to $4.8 million. The adjustment increased property and equipment with an offsetting amount to current liabilities. Additional fees of $0.3 million associated with the acquisition were capitalized to intangibles and are being amortized over five years.

Subsequent to March 31, 2004, we elected to discontinue operating out of our Brazoria, Texas location. On June 30, 2005, a definitive agreement was signed to sell the remainder of the aviation transportation services segment (see Note 9).

TRUSSCO, INC.

On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”) for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007 and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offers cross-selling opportunities with our aviation transportation division. Correspondingly, $3.9 million was allocated to intangible assets attributable to customer lists and other industry-specific intangible assets. The results of Trussco operations are included in our consolidated financial statements since the date of the acquisition.

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

On May 18, 2005, we entered into Debt Extinguishment Agreements with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note. Under the terms of the Debt Extinguishment Agreements, we (i) immediately issued 0.2 million shares of our common stock; and, (ii) will pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. The Company recognized a gain on debt extinguishment of $0.3 million upon closing this transaction.

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

In July 2004, we incurred fees for merchant banking services provided during the Trussco acquisition. The fees were earned upon signing of final documents and the receipt of title to assets. The total fee included $0.5 million cash, increasing the cash purchase price to $7.8 million, 69,930 shares of restricted stock and five year common stock warrants to purchase 100,000 shares of common stock at an exercise price of $7.15. The restricted stock was valued at the common stock price on July 1, 2004 of $4.89 per share, or $0.3 million. The warrants are not exercisable for a period of one-year after the issue date of such warrants. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The total value of fees of $1.0 million were capitalized as part of the allocation of the purchase price and assigned to intangibles associated with the Trussco acquisition. These costs have been reclassified as goodwill and, accordingly, are not being amortized. Other intangible costs associated with the transaction are being amortized over various time periods ranging from three to twenty years.

The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if Trussco was acquired on January 1, 2004:

	THREE MONTHS ENDED JUNE 30, 2004	SIX MONTHS ENDED JUNE 30, 2004
	(in thousands except per share amounts)
INCOME STATEMENT DATA
Operating revenue	$13,121	$26,128
Operating expenses	$14,729	$27,332

Loss from continuing operations available to common stockholders	$(2,411)	$(2,987)
Income from discontinued operations	1,356	1,694

Net loss available to common stockholders	$(1,055)	$(1,293)

Basic loss per common share:
Loss from continuing operations available to common stockholders	$(0.22)	$(0.29)
Income from discontinued operations	0.12	0.16

Net loss available to common stockholders	$(0.10)	$(0.13)

Diluted loss per common share:
Loss from continuing operations available to common stockholders	$(0.22)	$(0.29)
Income from discontinued operations	0.12	0.16

Net loss available to common stockholders	$(0.10)	$(0.13)

NOTE 8. INCOME TAXES

As of June 30, 2005, for income tax purposes, we had net operating loss carryforwards (NOLs) of approximately $51.3 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS No. 109 indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance which is approximately $17.0 million at June 30, 2005. Future favorable adjustments to the valuation allowance may be required if and when circumstances change.

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

We made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers and to move all operations to our main operating facility in Louisiana. This strategy also fits with the planned completion of the Intracoastal City (Mouton Cove) facility as a central base of operations. Our planned strategy was to get all of our fleet under the OMNI Federal Aviation Agency 135 certificate and to market our flight services to larger independent and major independent customers. Our strategy was to service operators that require aircraft geared to crew change and larger passenger capacity such as Model 407s and S-76s, which allow for higher rates and use. The large operators work from Master Service Agreements which meet our needs for higher, more fixed pricing and fixed unit structures. The plan encompassed relocation of personnel, the elimination of certain duplicate positions, and the negotiation of early release of operating leases at the Brazoria County facility. The costs we will incur include travel and re-location costs for personnel who are relocated, costs associated with the transfer of aircraft to the 135 certificate, termination costs for personnel who are eliminated, any costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. As a result, in September 2004 we surrendered the AHI 135 Certificate.

On June 30, 2005, we executed a definitive agreement to sell the equipment and related assets of our aviation transportation services segment for a cash price of $11.0 million which subsequently closed on July 29, 2005. Accordingly, the disposition of the aviation transportation services segment has been accounted for as a discontinued operation in the accompanying financial statements as of and for the three and six months ended June 30, 2005. The assets of the aviation segment, which are included in the sale of the segment, are included in assets held for sale at June 30, 2005. Furthermore, amounts previously reported for the three and six months ended June 30, 2004 have been adjusted so that they are presented on a comparable basis.

Interest expense was allocated to the discontinued operations (aviation transportation services segment) in accordance with the provisions of the Emerging Issues Task Force (EITF) No. 87-24 Allocation of Interest to Discontinued Operations. The total amounts of interest expense included in income (loss) from discontinued operations is $0.4 million and $0.5 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.9 million and $0.6 million for the six month periods ended June 30, 2005 and 2004, respectively.

LOSS ON DISPOSAL OF AVIATION TRANSPORTATION SERVICES SEGMENT

As a result of the sale of the aviation transportation services segment on, we incurred a loss in the amount of $2.27 million. The table below presents the assets of the aviation transportation services segment which were removed from the balance sheet as a result of the sale (in thousands):

Inventory		$1,567
Other receivable		411
Prepaid expenses		411
Aircraft held for sale		370
Property, plant and equipment		11,079
Less: accumulated depreciation		(1,708)
Other assets, net of accumulated amortization
Acquisition costs	$13
Intangible assets	207
Loan closing costs	921	1,141

Total book value of assets sold		$13,271

The loss on the disposal of the aviation division is calculated as follows (in thousands):

Proceeds from the sale	$11,000
Less: book value of assets sold	(13,271)

Loss on sale of aviation division	$(2,271)

PROFORMA FINANCIAL STATEMENTS

The following is a pro forma consolidated balance sheet as of June 30, 2005 which gives the effect of the transaction as if it had occurred as of the balance sheet date (in thousands).

	Pre Disposition	Pro Forma Adj.	Pro Forma
Current assets	$17,610	$(1,332)	$16,278
Property, Plant and Equipment, net	26,594	(9,371)	17,223
Other assets	10,992	(1,141)	9,851

TOTAL ASSETS	$55,196	$(11,844)	$43,352

Current liabilities	$22,049	$—	$22,049
Long-term liabilities	23,111	(9,573)	13,538

Total liabilities	45,160	(9,573)	35,587
Total stockholders’ equity	10,036	(2,271)	7,765

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,196	$(11,844)	$43,352

The table below presents the pro forma effects of the sale of the aviation transportation services segment as if the transaction had occurred as of January 1, 2004. The pro forma statements of operations presented below are for illustration purposes only and are not necessarily indicative of the results of operations that may have been achieved by the Company had this disposition been completed as of the January 1, 2004. The consolidated statement of operations presented below provides consolidated “Pre-Disposition” operating activities of the Company just prior to the sale transaction occurring without giving effect to the sale of the aviation transportation services segment as a discontinued operation.

	Six Months ended June 30, 2005
	Pre Disposition	Pro Forma Adj.	Pro Forma
	(in thousands except per share amounts)
Operating Revenue	$27,485	$(4,907)	$22,578
Operating expenses:
Direct costs	18,594	(4,310)	14,284
Depreciation and amortization	3,008	(521)	2,487
General and admin expenses	4,878	(869)	4,009

Total operating expenses	26,480	(5,700)	20,780

Asset impairment and other charges	505	(505)	—

Operating income	500	1,298	1,798

Interest Expense	2,190	(912)	1,278
(Gain) loss on debt extinguishment	249	(733)	(484)
Other (income) expense, net	(110)	81	(29)

Income (loss) before taxes	(1,829)	2,862	1,033
Income tax expense	—	—	—

Net income (loss)	$(1,829)	$2,862	$1,033

Basic income (loss) available to common stockholders	$(0.16)		$0.09
Diluted income (loss) available to common stockholders	$(0.16)		$0.09

Basic Weighted average shares	11,964		11,964
Diluted weighted average shares	11,964		11,996

	Year Ended December 31, 2004
	Pre Disposition	Pro forma Adj.	Pro forma
	(in thousands except per share amounts)
Operating Revenue	$51,634	$(12,570)	$39,064
Operating expenses:
Direct costs	35,870	(7,360)	28,510
Depreciation and amortization	5,350	(1,068)	4,282
General and admin expenses	10,410	(946)	9,464

Total operating expenses	51,630	(9,374)	42,256

Asset impairment and other charges	4,174	(4,174)	—

Operating loss	(4,170)	978	(3,192)
Interest Expense	5,177	(1,889)	3,288
Loss on debenture conversion inducement and debt extinguishment	1,008	(279)	729
Other (income) expense, net	814	(524)	290

Loss before taxes	(11,169)	(3,670)	(7,499)
Income tax expense	—	—	—

Net loss	$(11,169)	$3,670	$(7,499)

Basic loss available to common stockholders	$(1.35)		$(0.69)
Diluted loss available to common stockholders	$(1.35)		$(0.69)

Basic Weighted average shares	10,884		10,884
Diluted weighted average shares	10,884		10,884

PRO FORMA ADJUSTMENTS

The consolidated statements of operations above have been prepared to depict the ongoing operations of the Company had the sale of the aviation transportation services segment occurred on January 1, 2004 and have been adjusted to give effect to costs that are directly attributable to the operation of this segment that will no longer be incurred. The pro forma amounts above include adjustments to remove the operating activities of the aviation transportation services segment which includes its operating revenues, direct operating expense, depreciation and amortization and direct general and administrative expenses. In addition, the pro forma amounts have been adjusted to give effect to the aviation transportation services segment’s portion of interest expense attributable to debt obligations that were collateralized by aviation assets such as helicopter capital leases and certain portions of secured debt obligations that were collateralized by the aviation fleet and its working capital assets. These debt obligations were required to be repaid under their terms and could not be collateralized by other assets of the Company.

The consolidated pro forma balance sheet as of June 30, 2005 includes pro forma adjustments to remove the assets and liabilities attributable to the aviation transportation services segment and give effect to the use of proceeds from the sale, the majority of which was used to repay a portion, approximately $9.35 million, of the Term A Loan.

COSTS ASSOCIATED WITH EXIT ACTIVITIES

In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The decision to exit the Texas market occurred in July 2004, as such, there were no exit costs recorded in the quarter ended June 30, 2005.

NOTE 10. RELATED PARTY TRANSACTIONS.

During the three month periods ended March 31, 2005 and the year ended December 31, 2004, two of our executive officers deferred receipt of salary totaling $120,000 and $37,000, respectively. Beginning in the quarter ended June 30, 2005, the Company made payments toward these amounts totaling $120,000. The total amount owed to these two executives at June 30, 2005 and December 31, 2004 was $37,000 at the end of each period.

NOTE 11. SUBSEQUENT EVENT

On July 29, 2005, the sale of the aviation transportation services segment was completed and $9.35 million of proceeds from the sale were used to repay advances under the Company’s Term A Loan. The remainder is being used for general working capital purposes. See Note 9 for additional information related to the sale and discontinuation of the aviation transportation services segment.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 18, 2005, as amended on May 2, 2005 and July 1, 2005.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Trussco acquisition, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEMS 1 AND 2. “BUSINESS AND PROPERTIES — RISK FACTORS” and other factors detailed in our Form 10-K, for the year ended December 31, 2004 filed on April 18, 2005, as amended on May 2, 2005 and July 1, 2005, and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

RECENT DEVELOPMENTS

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line of Credit to $15 million from its previous level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to refinance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments up to a 50% balloon at maturity date, with interest,paid in arrears and accruing at the initial annual interest rate of 30-day LIBOR plus 6.5%. In conjunction with the disposition of the aviation transportation services segment, which was completed in July 2005, the borrowing base of the Line of Credit was reduced to $30.0 million. A portion of the proceeds from the sale (approximately $9.35 million) were used to repay a portion of the Term A loan during July 2005 leaving an outstanding balance of $8.6 million.

In connection with completion of the Term A Loan, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit we filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain of approximately $200,000 upon closing of the transaction. The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in equal payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and releases all parties from any future claims.

On May 18, 2005, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) on $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4 of our financial statements. Under the terms of the Debt Extinguishment Agreements, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note, we (i) immediately issued 0.2 million shares of our common stock; and, (ii) will pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock in conjunction with the completion of the Senior Credit Facility more fully described in Note 5. Our Series C 9% Convertible Preferred Stock is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C 9% Convertible Preferred Stock and the warrant exercise prices were determined through arms length negotiations and were supported by a fairness opinion issued by an independent third party. On May 17, 2005, the closing date of the first tranche, the Company issued an aggregate of 3,500 shares of Series C Preferred Stock and warrants to acquire 4,585,000 shares of the Company’s common stock, in exchange for $3,500,000. The value of the warrants is recorded as a reduction in preferred stock and an increase in additional paid in capital and is being accreted over the life of the warrants (sixty months). The value of the warrants, net of accumulated accretion of $0.7 million, is $2.8 million as of June 30, 2005. Subject to the terms and conditions set forth in the Securities Purchase Agreement, the second tranche is scheduled to close on August 15, 2005, unless extended by mutual agreement of all parties involved, at which time the remainder of the Series C Preferred Stock and warrants will be issued.

On June 30, 2005, we executed a definitive agreement to sell the equipment and related assets of our aviation transportation services segment for a cash price of $11.0 million. On July 29, 2005, the transaction was completed and the proceeds of the sale were used to repay advances under the Company’s Term A Loan (approximately $9.35 million) and the remainder is being used for general working capital purposes. See Note 9 for additional information related to the sale. The operations of the aviation transportation services segment are included in the accompanying statements of operations as discontinued operations.

GENERAL

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting, survey and helicopter support services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) helicopter transportation services to oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico (See Note 9 for information related to the sale of the aviation transportation services segment) and (iii) dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico. We operate in three business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services), Aviation Transportation Services and Environmental Services.

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

In November 2003, we acquired American Helicopters, Inc. (“AHI”). We operate a fleet of 20 company-owned and leased helicopters, and one fixed-wing aircraft, from bases or heliports located in the Gulf Coast regions of Louisiana and Texas. Our land-based aviation customers are primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers include oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. In the third quarter of 2004, we began to discontinue the operations of AHI at our Brazoria base, including certain customer-owned aircraft providing air medical transportation services for hospitals and medical programs in approximately 15 counties in Texas. This was done in conjunction with our strategy of consolidating all aviation operations to Louisiana, including transferring all AHI aircraft under the OMNI Federal Aviation Agency 135 Certificate, and a shift in market geared to crew change and larger passenger capacity for customers in the Gulf of Mexico. We also maintain an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers. See Note 9 for information related to the sale of the aviation transportation services segment.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)
Operating revenue	$8,593	$9,463	$16,655	$22,578
Operating expenses:
Direct costs	6,558	6,145	12,773	14,284
Depreciation and amortization	847	1,134	1,695	2,487
General and administrative expenses	2,807	1,918	3,762	4,009

Total operating expenses	10,212	9,197	18,230	20,780

Operating income (loss)	(1,619)	266	(1,575)	1,798
Interest expense	501	630	769	1,278
Gain on debt extinguishment	—	(484)	—	(484)
Other (income) expense	118	15	147	(29)

Income (loss) from continuing operations	(2,238)	105	(2,491)	1,033
Income (loss) from discontinued operations, net of taxes	1,356	(2,136)	1,694	(2,862)
Loss on disposal of discontinued operations assets, net of taxes	—	(2,271)	—	(2,271)

Net loss	(882)	(4,302)	(797)	(4,100)
Dividends on preferred stock	(5)	(55)	(490)	(55)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(649)	—	(649)

Net loss available to common stockholders	$(887)	$(5,006)	$(1,287)	$(4,804)

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Operating revenues increased 10%, or $0.9 million, from $8.6 million for the three months ended June 30, 2004 to $9.5 million for the three months ended June 30, 2005. This increase was due primarily to our acquisition of Trussco as of June 30, 2004 which contributed $4.4 million in revenue for the second quarter 2005 offset with a decrease in activities from our drilling division which accounted for $3.5 million decrease in revenues. As discussed in Note 9, we discontinued our aviation operations in June 2005. The operations related to our aviation transportation services segment are included in a single line item captioned income (loss) from discontinued operations. The comparative financial information for the three months ended June 30, 2004 has been adjusted to present the operations of the aviation transportation services segment as income (loss) from discontinued operations in order to facilitate comparison of financial data among the periods presented.

Direct costs decreased 6%, or $0.4 million, from $6.5 million for the three months ended June 30, 2004 to $6.1 million for the three months ended June 30, 2005. Payroll costs for the period increased by $0.8 million. The Trussco acquisition accounted for an increase of $1.3 million while payroll costs in the drilling division decreased by $0.5 million. The average number of field personnel we employed increased from 302 for the three months ended June 30, 2004 to 331 for the three months ended June 30, 2005, principally as a result of our acquisition of Trussco. Also, explosives expense and downhole costs decreased $0.5 million due to a decrease in the amount of work performed in the second quarter of 2005. In addition, contract services decreased 90%, or $0.9 million, from $1.0 million for the three months ended June 30, 2004 to $0.1 million for the three months ended June 30, 2005. The acquisition of Trussco contributed to an increase of $0.1 million in insurance costs from $0.1 million for the three months ended June 30, 2004 to $0.2 million for the three months ended June 30, 2005. As discussed in Note 9 regarding our discontinued operations, aircraft operating expenses are included in income (loss) from discontinued operations.

Depreciation and amortization costs increased 34%, or $0.3 million, from $0.8 million for the three month period ended June 30, 2004 to $1.1 million for the same three month period of 2005. Depreciation expense increased $0.2 million due to the increase in revenue-producing assets, primarily from the acquisition of Trussco in June 2004. Additionally, amortization expense increased by $0.1 million resulting primarily from amortization of intangible assets related to the Trussco acquisition.

General and administrative costs decreased $0.9 million from $2.8 million during the three month period ended June 30, 2004 to $1.9 million during the same three month period of 2005. Of this decrease, $1.8 million was due to lower professional services which was offset by $1.0 million of additional costs from Trussco which was acquired in June 2004, $1.0 million of the increase was attributable to the June 2004 acquisition of Trussco Inc. which was more than offset by a decrease in professional services of $1.8 million. As discussed in Note 9 regarding our discontinued operations, general and administrative expenses directly related to the aviation transportation services segment are included in income (loss) from discontinued operations.

Interest expense increased approximately $0.1 million from $0.5 million for the three month period ended June 30, 2004 to $0.6 million for the three month period ended June 30, 2005. The increase in interest expense was primarily attributable to increased interest rates between the periods. The portion of interest expense which is deemed attributable to the discontinued aviation transportation services segment is included in income (loss) from discontinued operations.

As discussed in Note 9, we made the decision to sell the aviation transportation services segment in June 2005. Accordingly, we recorded a loss from discontinued operations totaling $2.1 million, net of income taxes as a component of the net loss for the quarter ended June 30, 2005. Additionally, we recorded a loss of $2.3 million on the disposal of the aviation assets. The income attributable to the aviation transportation services segment for the quarter ended June 30, 2004 was $1.4 million.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Operating revenues increased 36%, or $5.9 million, from $16.7 million for the six months ended June 30, 2004 to $22.6 million for the six months ended June 30, 2005. This increase was due primarily to our acquisition of Trussco as of June 30, 2004 which contributed $8.5 million in revenue for the first and second quarter 2005 coupled with a decrease in activities from our drilling division which accounted for a decrease of $2.6 million. As discussed in Note 9, we discontinued our aviation operations in June 2005. The operations related to our aviation transportation services segment are included in a single line item captioned income (loss) from discontinued operations. The comparative financial information for the six months ended June 30, 2004 has been adjusted to present the operations of the aviation transportation services segment as income (loss) from discontinued operations in order to facilitate comparison of financial data among the periods presented.

Direct costs increased 12%, or $1.5 million from $12.8 million for the six months ended June 30, 2004 to $14.3 million for the six months ended June 30, 2005. Payroll costs for the Trussco acquisition accounted for the $2.4 million increase in overall payroll costs while payroll costs in the drilling division decreased by $0.8 million resulting in an overall increase in payroll costs of $1.6 million. The average number of field personnel we employed increased from 299 for the six months ended June 30, 2004 to 345 for the six months ended June 30, 2005, principally as a result of our acquisition of Trussco. The acquisition of Trussco and additional aircraft contributed to an increase of $0.3 million in insurance costs from $0.1 million for the six months ended June 30, 2004 to $0.4 million for the six months ended June 30, 2005. As discussed in Note 9 regarding our discontinued operations, aircraft operating expenses are included in income (loss) from discontinued operations.

Depreciation and amortization costs increased 47%, or $0.8 million, from $1.7 million for the six month period ended June 30, 2004 to $2.5 million for the same six month period of 2005. Depreciation expense increased $0.4 million due to the increase in revenue-producing assets, primarily from the acquisition of Trussco in June 2004. Additionally, amortization expense increased by $0.4 million resulting primarily from amortization of intangible assets related to the Trussco acquisition.

General and administrative costs increased $0.2 million from $3.8 million during the six month period ended June 30, 2004 to $4.0 million during the same six month period of 2005. Of this increase, $2.0 million was attributable to the June 2004 acquisition of Trussco, Inc. which was more than offset by a decrease in professional services of $1.7 million. As discussed in Note 9 regarding our discontinued operations, general and administrative expenses are included in income (loss) from discontinued operations.

Interest expense increased approximately $0.5 million from $0.8 million for the six month period ended June 30, 2004 to $1.3 million for the six month period ended June 30, 2005. The increase in interest expense was primarily attributable to increased interest rates between the periods. The portion of interest expense which is deemed attributable to the discontinued aviation transportation services segment is included in income (loss) from discontinued operations.

As discussed in Note 9, we made the decision to sell the aviation transportation services segment in June 2005. Accordingly, we recorded a loss from discontinued operations totaling $2.9 million, net of income taxes as a component of the net loss for the six months ended June 30, 2005. Additionally, we recorded a loss of $2.3 million on the disposal of the aviation transportation services segment assets. The income attributable to the aviation transportation services segment for the six months ended June 30, 2004 was $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had approximately $0.1 million in cash compared to $1.0 million at December 31, 2004 and working capital of $2.8 million at June 30, 2005, compared to a deficit of $22.1 million at December 31, 2004. The decrease in cash and increase in working capital from December 31, 2004 to June 30, 2005 are primarily a result of decreased accounts payable between the periods, reclassification of aviation assets to current assets held for sale and the finalizing of a new senior credit facility. Cash provided by operating activities was $1.9 million for the six months ended June 30, 2005 compared to $3.4 million for the same period in 2004.

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

During the quarter ended March 31, 2005, we repaid approximately $3.3 million of our debt primarily related to our equipment notes, capital leases and real estate loans. Furthermore, we extinguished three capital leases totaling $2.9 million as a result of our disposition of three helicopters. Loan closing costs of $0.2 million was incurred during the three months ended June 30, 2005 due to preliminary negotiations and legal preparation of our $50 million Term Loan.

During the three month period ended June 30, 2005, we finalized a new $50.0 million senior credit facility, which we also refer to as the Term A Loan. The proceeds from the Term A Loan were used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions which are under consideration. At June 30, 2005, the balance owed on the facility was approximately $17.9 million. Subsequent to June 30, 2005, a portion ($9.35 million) of the $11.0 million proceeds from the sale of the aviation transportation services segment were used to repay a portion of the Term A Loan.

Long-Term Debt

At December 31, 2004 and June 30, 2005, long-term debt consists of the following (in thousands):

	December 31, 2004	June 30, 2005
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.42% at December 31, 2004) maturing July 31, 2006, secured by various property and equipment, repaid in full	$867	$—
Notes payable to a bank with interest payable at Prime plus 1.75% (7.75% at June 30, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,372
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft, repaid in full	168	—
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft, repaid in full	1,697	—
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft (1) (a)	238	223
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	204
Notes payable to a bank with interest at 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment, repaid in full	6,500	—
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	1,000
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. non-interest bearing, maturing in August 2005	—	1,000
Other debt	86	42
Capital lease payable to leasing companies secured by vehicles	1,198	939
Capital lease payable to finance companies secured by various aircraft	9,100	941
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	1,073
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	1,073
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	2,146
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (9.61% at June 30, 2005), maturing May 18, 2010, secured by various equipment (1) (b)	—	17,935

Total	24,460	27,948
Less: current maturities	(11,608)	(4,840)

Long-term debt, less current maturities	$12,852	$23,108

(1)	As a result of the dispositon of the aviation transportation services segment (see Note 9), certain debts were repaid with proceeds from the sale:
(a)	the entire balance of this note was repaid with proceeds from the sale of the aviation transportation services segment during July 2005.
(b)	$9.35 million of this note was repaid with the proceeds from the sale of the aviation transportation services segment during July 2005.

Revolving Line of Credit

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $2.0 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (8.0% at June 30, 2005) and matures in May 2010. The Line is collateralized by accounts receivable and inventory. As of June 30, 2005, we had $7.2 million outstanding under the Line. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of June 30, 2005 and December 31, 2004, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Senior Secured

On October 21, 2004, we completed a $6.5 million senior secured loan (“Bridge Loan”) with Beal Bank, SSB. The Bridge Loan accrued interest at the rate of 12% per annum, matured January 15, 2005 and was collateralized by specific seismic assets, certain assets of our subsidiary, Trussco, Inc., and three Bell helicopters. The proceeds were used to repay debt, pay the October 2004 Put Option payment on the Convertible Debentures, discussed below under “Convertible Debentures,” and for working capital purposes.

On January 21, 2005, we entered into a forbearance agreement on the Bridge Loan which increased the interest rate from 12% to 17% and extended the maturity to March 15, 2005. On May 2, 2005, we entered into a second agreement to extend the maturity date to May 31, 2005. The Bridge Loan restricts the payment of dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of March 31, 2005, we were in compliance with these covenants. Due to the Line being in default and cross default provisions with the Bridge Loan Agreement, the Bridge Loan was in default at March 31, 2005. Subsequent to March 31, 2005, this loan was repaid in full with proceeds from the Senior Credit Facility (see below) on May 18, 2005.

Senior Credit Facility

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments up to a 50% balloon at maturity date, with interest paid in arrears and accruing at the initial annual interest rate of 30-day LIBOR plus 6.5%. In conjunction with the disposition of the aviation transportation services segment (See Note 9), which closed in July 2005, the borrowing base was reduced to $30.0 million. A portion of the proceeds from the sale (approximately $9.35 million) were used to repay a portion of the Term A Loan during July 2005 leaving an outstanding balance of approximately $8.6 million.

Capital Leases

Prior to June 30, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contain a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which is then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, which ever is shorter. These leases were repaid in full with proceeds from the Senior Credit Facility. During May 2005, proceeds from the borrowing under the Term A Loan were used to repay certain aviation leases.

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

Total proceeds of $14.2 million were received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Convertible 8% Preferred (the “Series A Preferred”) and dividends in February 2004, $4.9 million was used to redeem the Series B Convertible 8% Preferred (the “Series B Preferred”) and dividends in March and April 2004 and the balance used for working capital purposes (See Note 5).

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

On May 18, 2005, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain of $200,000 at the close of these transactions. The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguishes the terms of the original Debentures and releases all parties from any future claims.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permits the continued use of the method prescribed by Opinion No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, a table illustrating the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is presented in Note 1 of the accompanying financial statements.

Impairment Of Long-Lived Assets And Assets Held For Sale

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at June 30, 2005 are comprised of eight marsh buggies and two navigation systems. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,000 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the year ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

During the quarter ended June 30, 2005, the aviation-related improvements at the Mouton Cove facility were deemed to be impaired as a result of the sale of its aviation transportation services segment. A charge was recorded against operations in the amount of $0.5 million reflecting the impairment of the value of that facility. The facility was not included in the assets sold as a part of the sale of the aviation transportation services segment.

Discontinued Operations

In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate unit within AHI and have accounted for our exit from this market as discontinued operations. In addition, as a result of the sale of our aviation transportation services segment, the operations of the entire aviation transportation services segment have been accounted for as discontinued operations.

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

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 30”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS154 is not expected to have an effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2004. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2004 filed with the SEC on April 18, 2005, as amended on May 2, 2005 and July 1, 2005.

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

During the course of conducting the December 31, 2004 audit of the consolidated financial statements, several accounting adjustments were identified, some of which affected prior quarters and resulted in a restatement of the consolidated financial statements for each of the three quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and the year ended December 31, 2003. The restatements were the result of two material errors: 1) the result of our Line of Credit being inappropriately classified as long-term. As required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” the line of credit should have been classified as current and 2) the Company executed Convertible Debenture agreements which also contained warrants. An error arose as a result of the incorrect calculation of the valuation of the warrants and the beneficial conversion features originally recorded on the Convertible Debentures entered into during April 2004. This error resulted in an understatement in the amount recorded as convertible debentures, net of discounts and an overstatement in the amount recorded as additional paid in capital of $1.4 million. Furthermore, the amount of the debt discounts, the beneficial conversion feature and loss on extinguishments of debt charged to expense were overstated. Accordingly, we restated the financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004 as a result of item 1) above and the quarters ended June 30, 2004 and September 30, 2004 as a result of item 2) above.

Management concluded, based on these circumstances discussed above that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design and effectiveness of the Company’s internal control.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, due to the material weakness discussed above, our disclosure controls and procedures were not effective as of December 31, 2004. Because the material weakness still exists as of June 30, 2005, the Chief Executive Officer and Interim Principal Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective.

During its evaluation of the effectiveness and sufficiency of our internal financial reporting function, Management recognized the need to strengthen and expand the Company’s public reporting function with the employment of additional financial and accounting staff experienced with generally accepted accounting principles, reporting to the Securities and Exchange Commission, internal controls and the Sarbanes-Oxley Act of 2002. Management believes certain identified weaknesses arose with the December 28, 2004 departure of our Chief Accounting Officer. Until a suitable replacement is identified, our Executive Vice President, who is our former Chief Financial Officer, has resumed an active role in daily oversight of all accounting matters. Further, when necessary, the Company will utilize the consulting services of a third party accounting and financial expert to (i) review and provide guidance upon the propriety of the recording of various accounting transactions and (ii) review and provide guidance upon our financial statements. Further, we would expect the financial and accounting expert to assist the Company with technical research regarding significant accounting transactions, disclosures and financial reporting.

We acknowledge that our Executive Vice President’s interim resumption of daily oversight of all accounting matters and the use of an outside financial accounting and reporting consultant does not supplant the in-house need for adequate and effective internal control over financial reporting. We do believe however that these interim steps compensate for our existing vacancy at the Chief Accounting Officer level until a suitable replacement is found. We have been in continuous search for a replacement since January 2005, and until such replacement is found, we will continue to describe our progress toward curing our material weaknesses in internal control over financial reporting, which we hope to be in the near term. Our internal assessment of our internal control over financial reporting does not reveal any other weaknesses that we believe would require further attention or disclosure at this time.

Other than as described above, during our most recent fiscal quarter, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates are alleging that (i) we and the executive officers misrepresented material facts and failed to disclose material facts related to the intention to redeem our Series A Preferred and Series B Preferred, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30 million. We have agreed to indemnify our executive officers in this matter. Our total costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it could aversely affect our financial condition, results of operations and cash flows.

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

During May 2005, in connection with completion of the Senior Credit Facility, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit we filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in equal payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguishes the terms of the original Debentures and releases all parties from any future claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2005, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue up to 5,000 shares of Series C Preferred Stock and Warrants to purchase up to 6,550,000 shares of Common Stock for an aggregate purchase price of $5,000,000. On May 17, 2005, the closing date of the first tranche, (i) an aggregate of 3,500 shares of Series C Preferred Stock were issued and (ii) Warrants were issued, which together are exercisable into up to 4,585,000 shares of Common tock. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 933, as amended, and Regulation D promulgated thereunder. The Company has agreed to file a registration statement with respect to these securities as soon as reasonably practicable.

Please see the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2005 for additional information.

On May 18, 2005, the Company entered into the settlement and debt extinguishment agreements pursuant to which the Company issued 2,000,000 shares of Common Stock, along with other consideration, to the debenture holders in extinguishment of the terms of the original 6.5% Subordinated Convertible Debentures. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In addition, on May 18, 2005, the Company entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with former stockholders of Trussco. Pursuant to the Debt Extinguishment Agreements, the Company issued 200,000 shares of Common Stock, along with other consideration, to the former owners of Trussco in extinguishment of the debt which arose from the acquisition of Trussco. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibits
3.1	Articles of Amendment to the Articles of Incorporation of the Company (filed as Exhibit 3.1 to our Form 8-K originally filed with the Commission on May 24, 2005)

4.1	Form of Series A Warrant (filed as Exhibit 4.1 to our Form 8-K originally filed with the Commission on May 24, 2005)

4.2	Form of Series B and Series C Warrant (filed as Exhibit 4.2 to our Form 8-K originally filed with the Commission on May 24, 2005)

4.3	Registration Rights Agreement, dated May 17, 2005, by and between the Company and certain investors identified therein (filed as Exhibit 4.3 to our Form 8-K originally filed with the Commission on May 24, 2005)

4.4	2005 Registration Rights Agreement, dated May 17, 2005, by and between the Company and Portside Growth and Opportunities Fund (filed as Exhibit 4.4 to our Form 8-K originally filed with the Commission on May 24, 2005)

4.5	2005 Registration Rights Agreement, dated May 17, 2005, by and between the Company and Provident Premier Master Fund, Ltd (filed as Exhibit 4.5 to our Form 8-K originally filed with the Commission on May 24, 2005)

4.6	2005 Registration Rights Agreement, dated May 17, 2005, by and between the Company and Manchester Securities Corp. (filed as Exhibit 4.6 to our Form 8-K originally filed with the Commission on May 24, 2005)

10.1	Second Amendment to Forbearance Agreement dated May 2, 2005 by and among OMNI Energy Services Corp., American Helicopters Inc., OMNI Energy Services Corp. – Mexico, Trussco, Inc., and Trussco Properties, LLC and Beal Bank, SSB (filed as Exhibit 10.1 to our Form 8-K originally filed with the Commission on May 6, 2005)

10.2	Securities Purchase Agreement, dated May 17, 2005, by and between the Company and certain investors identified therein (filed as Exhibit 10.1 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.3	Credit Agreement, dated May 18, 2005, by and between the Company and certain parties identified therein (filed as Exhibit 10.2 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.4	Amended and Restated Credit and Security Agreement, dated May 18, 2005, by and between the Company and certain parties identified therein (filed as Exhibit 10.3 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.5	Settlement Agreement, dated May 17, 2005, among the Company, Portside Growth and Opportunities Fund and Ramius Capital Group, LLC (filed as Exhibit 10.4 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.6	Settlement Agreement, dated May 17, 2005, between the Company and Provident Premier Master Fund, Ltd. (filed as Exhibit 10.5 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.7	Settlement Agreement, dated May 17, 2005, among the Company, Manchester Securities Corp. and Elliot Management Corporation (filed as Exhibit 10.6 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.8	Subordinated Promissory Note, effective May 17, 2005, made by the Company in favor of Portside Growth and Opportunities Fund ($1,074,480.09) (filed as Exhibit 10.7 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.9	Subordinated Promissory Note, effective May 17, 2005, made by the Company in favor of Provident Premier Master Fund, Ltd. ($1,074,480.09) (filed as Exhibit 10.8 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.10	Subordinated Promissory Note, effective May 17, 2005, made by the Company in favor of Manchester Securities Corp. ($2,148,960.18) (filed as Exhibit 10.9 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.11	Surrender of Note Agreement, dated May 18, 2005, by and between the Company and certain parties identified therein (filed as Exhibit 10.10 to our Form 8-K originally filed with the Commission on May 23, 2005)

10.12	Asset Purchase Agreement dated June 30, 2005 by and between OMNI Energy Services Corp. and Rotorcraft Leasing Company, L.L.C. (filed as Exhibit 10.1 to our Form 8-K originally filed with the Commission on July 5, 2005)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Interim Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: August 15, 2005	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2005	/s/ G. Darcy Klug
G. Darcy Klug
Executive Vice President
(Interim Principal Financial Officer)