Form 10-Q
period 2005-09-30
OMNI ENERGY SERVICES CORP
filed 2005-11-14
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005 there were 14,943,121 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(unaudited)
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,043	$238
Trade receivables, net	7,824	6,824
Other receivables	62	477
Parts and supplies inventory	2,093	1,583
Prepaid expenses and other current assets	2,943	2,888
Deferred tax asset	1,492	2,000
Assets held for sale	108	108
Assets held for sale of discontinued operations	3,834	11
Current assets of discontinued operations	6,562	787

Total current assets	25,961	14,916

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, net	18,965	16,466
Property, plant and equipment of discontinued operations, net	10,839	—

Total property, plant and equipment, net	29,804	16,466

OTHER ASSETS:
Goodwill	2,006	2,711
Customer intangible assets, net	1,620	1,545
Licenses, permits and other intangible assets, net	5,378	4,023
Other assets	907	3,008
Other non-current assets of discontinued operations	237	—

Total other assets	10,148	11,287

TOTAL ASSETS	$65,913	$42,669

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(unaudited)
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,967	$5,171
Accrued expenses	2,379	1,521
Current maturities of long-term debt	6,095	3,609
Insurance notes payable	2,500	2,049
Line of credit	9,162	2,574
Convertible debentures	11,097	—
Current maturities of long-term debt of discontinued operations	5,513	—
Current liabilities of discontinued operations	3,384	957

Total current liabilities	48,097	15,881

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,137	15,781
Other long-term liabilities	100	3
Non-current liabilities of discontinued operations, less current maturities	5,715	—

Total long-term liabilities	12,952	15,784

Total liabilities	61,049	31,665

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 5,064 and 29 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively, liquidation preference of $1,000 per share	29	713
Common stock, $0.01 par value, 45,000,000 shares authorized; 14,763,642 and 11,679,565 shares issued and 14,582,969 and 11,408,219 shares outstanding at September 30, 2005 and December 31, 2004, respectively	117	148
Treasury stock, 135,673 and 271,346 shares, at cost, at September 30, 2005 and December 31, 2004, respectively	(529)	(264)
Preferred stock dividends declared	2	99
Additional paid-in capital	65,448	75,668
Accumulated deficit	(60,203)	(65,360)

Total stockholders’ equity	4,864	11,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,913	$42,669

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Operating revenue	$11,276	$9,623	$27,931	$32,201
Operating expenses:
Direct costs	7,854	6,510	20,627	20,794
Depreciation and amortization	1,267	1,130	2,962	3,618
General and administrative expenses	2,811	2,050	6,571	6,059

Total operating expenses	11,932	9,690	30,160	30,471

Operating income (loss)	(656)	(67)	(2,229)	1,730

Interest expense	701	688	1,470	1,966
(Gain) loss on debt extinguishment	81	(273)	81	(758)
Other (income) expense, net	14	(112)	162	(141)

Income (loss) from continuing operations before income taxes	(1,452)	(370)	(3,942)	663
Income tax benefit	—	508	—	508

Income (loss) from continuing operations	(1,452)	138	(3,942)	1,171
Loss from discontinued operations, net of taxes	(2,016)	(411)	(323)	(3,273)
Loss on disposal of discontinued operations assets, net of taxes	—	—	—	(2,271)

Net loss	(3,468)	(273)	(4,265)	(4,373)
Dividends on preferred stock	—	(78)	(490)	(132)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(2)	—	(652)

Net loss available to common stockholders	$(3,468)	$(353)	$(4,755)	$(5,157)

Basic loss per share:
Income (loss) from continuing operations	$(0.13)	$0.00	$(0.41)	$0.03
Loss from discontinued operations	(0.18)	(0.03)	(0.03)	(0.26)
Loss on disposal of discontinued operations assets	—	—	—	(0.18)

Net loss available to common stockholders	$(0.31)	$(0.03)	$(0.44)	$(0.41)

Diluted loss per share:
Income (loss) from continuing operations	$(0.13)	$0.00	$(0.41)	$0.03
Loss from discontinued operations	(0.18)	(0.02)	(0.03)	(0.25)
Loss on disposal of discontinued operations assets	—	—	—	(0.18)

Net loss available to common stockholders	$(0.31)	$(0.02)	$(0.44)	$(0.40)

Weighted average common shares outstanding:
Basic	11,160	14,078	10,723	12,676
Diluted	11,160	15,112	10,723	12,816

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock Amount
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2004	29	$29	11,679,565	$117	$(529)

— Issuance of preferred stock and warrants, net of offering costs	5,000	649	—	—	—
— Stock based compensation	—	—	30,000	—	—
— Stock options exercised	—	—	59,077	1	—
— Common stock issued in payment of debt	—	—	995,000	10	—
— Common stock issued in payment of debentures	—	—	2,000,000	20	—
— Treasury stock issued as compensation	—	—	—	—	265
— Preferred stock dividends	35	35	—	—	—
— Beneficial conversion feature associated with preferred stock	—	—	—	—	—
— Net loss	—	—	—	—	—

BALANCE, September 30, 2005	5,064	$713	14,763,642	$148	$(264)

	Preferred Stock Dividend Declared	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, December 31, 2004	$2	$65,448	$(60,203)	$4,864

— Issuance of preferred stock and warrants, net of offering costs	—	4,029	—	4,678
— Stock based compensation	—	9	—	9
— Stock options exercised	—	526	—	527
— Common stock issued in payment of debt	—	2,089	—	2,099
— Common stock issued in payment of debentures	—	3,180	—	3,200
— Treasury stock issued as compensation	—	(265)	—	—
— Preferred stock dividends	97	—	(132)	—
— Beneficial conversion feature associated with preferred stock	—	652	(652)	—
— Net loss	—	—	(4,373)	(4,373)

BALANCE, September 30, 2005	$99	$75,668	$(65,360)	$11,004

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(3,942)	$1,171
Loss from discontinued operations	(323)	(5,544)

Net loss	(4,265)	(4,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,183	4,145
Provision for doubtful accounts	—	231
Accretion of convertible debenture discount	588	—
Stock based compensation	900	9
Loss on debt extinguishment	—	(24)
Writedown of inventory included in discontinued operations	752	—
Loss on disposal of Aviation Transportation Services segment	—	2,271
Impairment of property, plant and equipment	—	505
Amortization of deferred loan cost	—	372
Gain on sale of property, plant and equipment	(109)	(243)
Changes in operating assets and liabilities:
Trade receivables	(1,418)	3,858
Other receivables	—	13
Parts and supplies inventory	(747)	311
Prepaid expenses and other current assets	171	3,024
Other assets	(564)	(187)
Accounts payable and accrued expenses	3,584	(5,903)
Other long-term liabilities	(149)	(97)

Net cash provided by operating activities	2,926	3,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	(7,502)	—
Purchase of property, plant and equipment	(4,469)	(565)
Proceeds from disposal of property, plant and equipment	2,136	248
Proceeds from disposal of discontinued operations assets	—	10,884
Proceeds from disposal of assets held for sale	—	635

Net cash provided by (used in) investing activities	(9,835)	11,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock and warrants, net of offering costs	—	4,678
Proceeds from the issuance of convertible debentures	14,158	—
Payment of convertible debentures	(2,634)	(3,404)
Redemption of preferred stock	(12,071)	—
Payment of preferred stock dividends	(972)	—
Proceeds from exercises of options and warrants	3,927	98
Proceeds from the issuance of long-term debt	4,709	26,956
Principal payments on long-term debt	(5,378)	(34,164)
Deferred loan costs	—	(3,495)
Borrowings (payments) on line of credit, net	5,287	(6,588)

Net cash provided by (used in) financing activities	7,026	(15,919)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117	(805)
Cash and cash equivalents, at beginning of period	572	1,043

Cash and cash equivalents, at end of period	$689	$238

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2005
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$705	$2,935

NON-CASH TRANSACTIONS:
Equipment acquired under capital lease	$3,765	$—
Discount on convertible debentures	$2,013	$—
Non-cash transfer of assets from other receivable to equity	$1,661	$—
Transfer of equipment to other receivable pending insurance settlement	$625	$—
Net non-cash increase in deferred compensation liability and deferred compensation expense	$955	$—
Non-cash transfer of deposit to acquisition costs	$150	$—
Net increase in acquisition costs for shares and warrants issued for services	$498	$—
Transfer of discontinued operations assets to assets held for sale	$—	$11,000
Common stock issuance for extinguishment of convertible debentures	$—	$3,200
Issuance of long-term debt for extinguishment of convertible debentures	$—	$4,293
Common stock issuance for extinguishment of long-term debt	$—	$2,099
Issuance of short-term debt for extinguishment of long-term debt	$—	$1,000
Beneficial conversion feature associated with issuance of preferred stock	$—	$652
Premiums financed with insurance carrier	$3,265	$3,047
Exchange of assets held for sale for extinguishment of capital leases	$—	$2,891
Transfer of inventory and property and equipment to assets held for sale	$—	$51
Transfer of inventory to prepaid aviation repairs	$—	$328
Dividends declared but not paid	$—	$97
Receivable from stock options exercised but unsettled	$—	$430
Preferred stock issued as dividends paid-in-kind	$—	$35
Assets transferred from assets held for sale to other receivables	$—	$116

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

CHANGES IN ESTIMATES

Effective April 1, 2005, we changed the amortization periods of the intangibles acquired as part of the acquisition of all the issued and outstanding common shares of Trussco, Inc. and all the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”) from five years to various periods ranging from three to 20 years based on a valuation supported by a fairness opinion issued by an independent third party. We believe the revised amortization periods more properly match costs over the useful lives of these assets consistent with industry practice.

As a result of the second quarter 2005 change in the amortization periods of the Trussco intangibles, amortization expense for 2005 decreased. The pro forma effect of this change in estimate is shown in the table below and reflects what net loss would have been had the changes in estimate not occurred (in thousands of dollars, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss available to common stockholders, as reported	$(353)	$(5,157)
Effect of change in estimate	(200)	(400)

Net loss available to common stockholders, pro forma	$(553)	$(5,557)

Net loss per common share, as reported:
Basic	$(0.03)	$(0.41)
Diluted	$(0.02)	$(0.40)
Net loss per common share, pro forma:
Basic	$(0.04)	$(0.44)
Diluted	$(0.04)	$(0.44)

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at September 30, 2005 are comprised of eight marsh buggies and aviation fuel. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,000 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the year ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

During the quarter ended June 30, 2005, the aviation-related improvements at the Mouton Cove facility were deemed to be impaired as a result of the sale of our Aviation Transportation Services segment. A charge was recorded against operations in the amount of $0.5 million reflecting the impairment of the value of that facility. The facility was not included in the assets sold as part of the sale of our Aviation Transportation Services segment.

STOCK BASED COMPENSATION

We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No.25”).” Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permit the continued use of the method prescribed by APB No. 25 but require additional disclosures, including pro forma calculations of net income (loss) per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net loss for the three and nine months ended September 30, 2005 and 2004, other than compensation expense recorded on awards to certain executive management (See Note 4), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. During the three and nine months ended September 30, 2005, there were 266,900 and 447,900 options granted, respectively, that required consideration under the provision of SFAS No. 123. During the three and nine months ended September 30, 2004, there were -0- and 77,500 options granted, respectively, that required consideration under the provision of SFAS No. 123. The fair value of awards considered in the table below for the three and nine months ended September 30, 2005 is the result of the vesting of previous stock based award grants. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss available to common stockholders, as reported	$(3,468)	$(353)	$(4,755)	$(5,157)
Add (subtract): stock-based employee compensation expense (income) included in reported net loss, net of tax	(18)	—	900	9
Less: stock-based employee compensation expense determined under fair value based method for all awards granted, net of tax	(175)	(209)	(1,481)	(579)

Net loss available to common stockholders, pro forma	$(3,661)	$(562)	$(5,336)	$(5,727)

Net loss available to common stockholders, as reported:
Basic	$(0.31)	$(0.03)	$(0.44)	$(0.41)
Diluted	$(0.31)	$(0.02)	$(0.44)	$(0.40)
Net loss available to common stockholders, pro forma:
Basic	$(0.33)	$(0.04)	$(0.50)	$(0.45)
Diluted	$(0.33)	$(0.04)	$(0.50)	$(0.45)

The weighted average fair value at date of grant for options granted during the first nine months of 2004 was $5.12 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) average expected volatility 67%; (c) average risk-free interest rate of 2.58%; and (d) expected life of 6.5 years.

The weighted average fair value at date of grant for options granted during the first nine months of 2005 was $1.50 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) average expected volatility 74%; (c) average risk-free interest rate of 3.75%; and (d) expected life of 6.5 years.

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

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 30.” This statement changes the requirements for accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have an effect on our consolidated financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment, net consists of the following at December 31, 2004 and September 30, 2005, respectively (in thousands):

	December 31, 2004	September 30, 2005
Land	$647	$647
Building and improvements	5,621	5,194
Drilling, field and support equipment	29,794	29,581
Aviation equipment	11,040	—
Shop equipment	431	439
Office equipment	1,849	1,842
Vehicles	3,690	3,123

	53,072	40,826
Less: accumulated depreciation	(23,268)	(24,360)

Total property, plant and equipment, net	29,804	16,466
Less: property plant and equipment of discontinued operations, net	(10,839)	—

Property, plant and equipment, net – continuing operations	$18,965	$16,466

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2004 and September 30, 2005, long-term debt consists of the following (in thousands):

	December 31, 2004	September 30, 2005
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.42% at December 31, 2004) maturing July 31, 2006, secured by various property and equipment, repaid in full	$867	$—
Notes payable to a bank with interest payable at Prime plus 1.75% (7.75% at September 30, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,362
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft, repaid in full	168	—
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft, repaid in full	1,697	—
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft, repaid in full	238	—
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	200
Notes payable to a bank with interest at 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment, repaid in full	6,500	—
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	1,000
Capital lease payable to leasing companies secured by vehicles	1,198	825
Capital lease payable to finance companies	9,100	941
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	994
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (11.84% at September 30, 2005) maturing August 29, 2010, secured by various property and equipment	—	9,000
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.19% at September 30, 2005), maturing May 18, 2010, secured by various equipment	—	5,000
Other debt	86	68

Total	24,460	19,390
Less: current maturities	(6,095)	(3,609)
Less: long-term debt of discontinued operations	(11,228)	—

Long-term debt, less current maturities – continuing operations	$7,137	$15,781

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $0.3 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (8.75% at September 30, 2005) and matures in May 2010. The Line is collateralized by accounts receivable and inventory. As of September 30, 2005, we had $2.6 million outstanding under the Line with an additional $3.3 million available. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of September 30, 2005 and December 31, 2004, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

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

On January 21, 2005, we entered into a forbearance agreement on the Bridge Loan which increased the interest rate from 12% to 17% and extended the maturity to March 15, 2005. On May 2, 2005, we entered into a second agreement to extend the maturity date to May 31, 2005. The Bridge Loan restricted the payment of dividends and contained customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios, and limitations on annual capital expenditures and certain customer concentrations. This loan was repaid in full with proceeds from the Senior Credit Facility (see below) on May 18, 2005.

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to refinance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments up to a 50% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 30-day LIBOR plus 6.5% (10.19% at September 30, 2005). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. In conjunction with the disposition of the Aviation Transportation Services segment (See Note 9), which closed in July 2005, the borrowing base was reduced to $30.0 million. Proceeds from the sale of the Aviation Transportation Services segment were used to repay approximately $9.35 million on the Term A Loan during July 2005, leaving an outstanding balance of approximately $8.6 million. As described below, a portion of the Junior Credit Facility was used to pay approximately $3.4 million toward the balance of the Term A Loan, leaving a remaining balance of $5.0 million at September 30, 2005.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2 million. Quarterly payments in the amount of $0.175 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan at December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of LIBOR plus 8% (11.84% at September 30, 2005). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. The proceeds from the Term B Loan were used to (i) reduce the current outstanding balance under our Term A Loan by approximately $3.4 million to a balance of $5.0 million; (ii) retire approximately $3.3 million of 8% Subordinated Notes with a payment of $1.5 million cash and the issuance of 750,000 shares of our common stock; (iii) retire $2 million of certain Subordinated Debt with a payment of $1 million cash and the issuance of 200,000 shares of our common stock; and (iv) provide working capital and funds necessary for potential strategic transactions.

CAPITAL LEASES

Prior to September 30, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contained a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which was then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, whichever is shorter. These leases were paid in full with proceeds from the Term A Loan (see above). As mentioned in Note 9, we executed a definitive agreement to sell the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million on June 30, 2005. The aviation assets which were held under capital lease at December 31, 2004 were sold in that transaction. During May 2005, proceeds from the borrowings under the Term A Loan were used to repay certain aviation leases outstanding at that time.

We also lease several vehicles used in our seismic drilling operations under 40-month capital leases.

Total cost and accumulated depreciation of aircraft and vehicles held under capital leases is as follows (in thousands):

	December 31, 2004	September 30, 2005
Aircraft	$10,009	$—
Vehicles	2,117	1,910

	12,126	1,910
Less: Accumulated depreciation	(1,154)	(897)

Capitalized cost, net	$10,972	$1,013

Depreciation expense for the three and nine months ended September 30, 2005 and 2004 was approximately $0.1 million and $0.2 million and $0.5 million and $0.5 million, respectively, for all assets held under capital lease.

CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the “Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of common stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of common stock at an initial exercise price of $8.50 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise price of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes option pricing model. The value of these warrants was recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance.

On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the “Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance.

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

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the period in which the Debentures can be put to the Company. A total of $0.9 million is included in interest expense and $0.2 million is included in loss on extinguished debt related to the amortization of the debt discounts for the year ended December 31, 2004. There are no charges recorded against operations related to this transaction in the first nine months of 2005.

Prior to maturity of the Debentures, the holders of the Debentures had the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the resale of common stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Securities Purchase Agreement, the registration of the related common stock triggered the ability of the Debenture holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the consolidated balance sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture holders’ intent to exercise a Put Option, we had the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures were satisfied, shares of our common stock. If we elected to pay the Put Option with common stock, the underlying shares were valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we were required to deliver was equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%.

As provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received Put Option payments of $1.3 million in principal, plus accrued interest, each on August 5, 2004, on September 9, 2004 and on October 25, 2004. In accordance with APB Opinion No. 26 “Early Extinguishment of Debt,” we recorded $0.2 million as a loss on extinguishment of debt in the year ended December 31, 2004 as a result of the early extinguishment of these portions of the Debentures.

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the “Amendment”) with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted us, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of this conversion and in accordance with the requirements of SFAS No. 84, “Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26,” we recorded $0.9 million in debt conversion expense in the fourth quarter of 2004.

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against the holders of our Debentures and other third parties (collectively, the “Debenture Holders”). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on the Company and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund (“Portside”), notified us of certain alleged events of default under the Debentures issued to Portside (the “Portside Debentures”). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it in the aggregate principal amount of $2,765,625 on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgment with respect to all amounts owed to it under the Portside Debentures.

On May 18, 2005, in connection with the completion of the Term A Loan, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock; and (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). We recorded a gain on debt extinguishment of approximately $0.2 million upon closing these transactions. The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of the Term B Loan, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At September 30, 2005, the remaining Subordinated Debenture Note had a balance of approximately $1.0 million.

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

On May 18, 2005, in connection with the completion of the Term A Loan, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. Under the terms of the Debt Extinguishment Agreements, we were required to (i) issue 0.2 million shares of our common stock; and (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. The Company recognized a gain on debt extinguishment of $0.3 million upon closing the transaction.

On August 29, 2005, in accordance with the Debt Extinguishment Agreements, we paid $1.0 million in cash from the proceeds of the Term B Loan, and issued 0.2 million shares of our common stock in full satisfaction of $2.0 million of the Stockholder Notes. In addition, we recorded an additional gain on extinguishment of $0.3 million in accordance with the terms of the agreements.

At September 30, 2005, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes payable at September 30, 2005, none of which have been earned.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through June 2006 and accrue interest at a rate of 4.6%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of September 30, 2005, we had $0.2 million of accrued liabilities related to workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of September 30, 2005.

SERIES A AND SERIES B PREFERRED STOCK LITIGATION

On February 13, 2004, we commenced litigation against Steven Stull, one of our former directors, Advantage Capital Partners (“ACP”) and their respective insurers in the Civil District Court for the Parish of Orleans in the State of Louisiana. The suit requests the court to determine our right under our Articles of Incorporation, as amended, to redeem the Series A Preferred Stock rather than to convert the shares into common stock. Furthermore, to the extent the court determines we did not have a right to redeem, rather than convert, the Series A Preferred, the suit requests the court to determine that the unanimous consent of the Board of Directors executed on November 7, 2000 which, among other things, reduced the conversion price of the Series A Preferred from $2.50 to $0.75 (pre-split) per share, is null and void and without effect because it was accomplished by the defendants in violation of fiduciary duties and/or public policy and Louisiana law. We are seeking a declaration that we have the right to redeem, rather than convert, Series A Preferred. Alternatively, we seek (a) a declaration that the Unanimous Consent executed on November 7, 2000 is null and void and without effect; or (b) damages back against Mr. Stull and ACP as a complete set-off to any additional dollars owed by us to ACP as a result of the November 7, 2000 actions.

On March 26, 2004, ACP and its affiliates filed a lawsuit in the United States District Court, Eastern District of Louisiana against us and certain of our executive officers. ACP and its affiliates allege that (i) we and the executive officers misrepresented material facts and failed to disclose material facts related to the intention to redeem our Series A Preferred and Series B Preferred, and (ii) the officers of the Company breached their fiduciary duties. They are claiming damages of approximately $30.0 million. We have agreed to indemnify our executive officers in this matter. Our total costs and legal expenses related to this lawsuit are not currently determinable. This lawsuit presents risks inherent in litigation including continuing expenses, risks of loss, additional claims, and attorney fee liability. We believe that the claims or litigation arising therefrom will have no material impact on us or our business and all disputes surrounding securities matters will likely be covered by our insurance. However, if this lawsuit is decided against us, and if it exceeds our insurance coverage, it could adversely affect our financial condition, results of operations and cash flows.

DEBENTURE LITIGATION

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against our Debenture Holders. The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on the Company and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On February 25, 2005, Portside notified us of certain alleged events of default under the Portside Debentures. As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it in the aggregate principal amount of $2,765,625 on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgment with respect to all amounts owed to it under the Portside Debentures.

On May 18, 2005, we entered into Debenture Settlement Agreements with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we (i) paid the Debenture Holders approximately $4.0 million cash; (ii) immediately issued the Debenture Holders 2.0 million shares of our common stock, and (iii) issued the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). We recorded a gain on debt extinguishment of approximately $0.2 million upon closing of these transactions. The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

TRUSSCO STOCKHOLDER NOTES AND EARNOUT NOTE

In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco a promissory note (“Earnout Note”) that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agreed to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3.0 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the 36 month period ending December 31, 2006 less the sum of $9.0 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed.

On May 18, 2005, we entered into debt extinguishment agreements with respect to $2.0 million of the Stockholder Notes (See Note 3) and $1.0 million of the Earnout Note. Under the terms of the Debt Extinguishment Agreements, we were required to (i) issue 0.2 million shares of our common stock; and (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note. We recognized a gain on debt extinguishment of $0.3 million upon closing this transaction.

On August 29, 2005, in accordance with the Debt Extinguishment Agreements, we paid $1.0 million in cash from the proceeds of the Term B Loan, and issued 0.2 million shares of our common stock in full satisfaction of $2.0 million of the Stockholder Notes. In addition, the Company recorded an additional gain on extinguishment of $0.3 million in accordance with the terms of the agreements.

At September 30, 2005, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes payable at September 30, 2005, none of which have been earned.

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

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fifth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the stockholders approved an increase of the number of shares available under the Plan. From June 30, 2004 until November 30, 2004 the awards were accounted for under FASB Interpretations (FIN) No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, we amended these incentive agreements to provide for 100% vesting of the restricted stock and have put into escrow the number of shares of common stock to settle the awards.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability, or (c) upon a change in control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of our common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of our common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of our common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of our common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of our common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at September 30, 2005 is $7.3 million but no compensation expense has been recorded because the award is contingent on future events, none of which are considered probable at September 30, 2005.

In addition, we entered into employment contracts with certain key executive officers effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

On April 1, 2005, we entered into a restricted stock agreement with an executive officer. The agreement resulted in the issuance of 30,000 shares of restricted common stock which vest at the rate of 6,000 shares per year beginning on January 17, 2005 and on each anniversary date for the succeeding four years. The base value (fair value at date of issuance) of the shares is $1.45 per share. As the shares vest, their value is included in compensation expense. During the quarter ended June 30, 2005, compensation expense recorded in the financial statements related to this agreement was approximately $9,000. At September 30, 2005, the remaining 24,000 shares of restricted stock were held in escrow. The executive officer’s employment with us terminated on June 30, 2005.

In connection with the acquisition of Trussco (see Note 7), we entered into employment contracts with three former Trussco stockholders effective until December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. Two of these employment contracts were terminated during the three month period ended March 31, 2005.

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively with an affiliate. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred which is convertible into shares of our common stock at a conversion price of $2.25 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of our Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred are convertible into shares of our common stock at a conversion price of $3.75 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. The Series A Preferred and Series B Preferred earn dividends at a rate of 8% of which dividends of $484,000, $484,000 and $490,000 were recorded during the years ended December 31, 2002, 2003 and 2004, respectively. In February 2004, we issued $10.0 million of 6.5% Subordinated Convertible Debentures (See Note 3). The proceeds were used to redeem $8.2 million of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At September 30, 2005, there are no shares of Series A Preferred outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At September 30, 2005, 29 shares of Series B Preferred remain outstanding.

In connection with the original issuance of the subordinated debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 shares were transferred in 2003 to settle certain litigation and 858,678 shares were cancelled. The balance of 761,100 shares was exercised during the first quarter of 2004 at an exercise price of $2.25 per share.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (the “Series C Preferred”) in conjunction with the completion of the Senior Credit Facility more fully described in Note 3. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C 9% Convertible Preferred Stock and the warrant exercise prices were supported by a fairness opinion issued by a third party. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of the Company’s common stock, in exchange for $3.3 million, net of offering costs of $0.2 million. The proceeds of the issuance were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the attributed value to the preferred stock. In addition, the conversion terms of the preferred stock result in a beneficial conversion feature valued at approximately $0.6 million. As a result, of the terms of conversion, we recorded a one time charge to retained earnings for this amount representing a deemed dividend to the preferred stockholders with the offset recorded in additional paid in capital.

On August 29, 2005, the remainder of the Series C Preferred and warrants were issued generating gross proceeds of $1.5 million. The proceeds of the issuance of the second tranche were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The entire value of $1.5 million was attributed to the fair value of the warrants and was recorded as additional paid in capital. In addition, the conversion terms of the preferred stock issued in the second tranche resulted in no beneficial conversion feature.

As mentioned in Note 3, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the three months ended September 30, 2005, 35 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in an immaterial beneficial conversion feature. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

COMMON STOCK ISSUED

As discussed in Note 3, we issued 2,000,000 and 750,000 shares of common stock with fair values of $3.2 million and $1.7 million, respectively, to the Debenture Holders as part of the conversion of the Debentures in connection with the Debenture Settlement Agreements and the Agreement and Release with two of the three holders of the Subordinated Debenture Notes.

As discussed in Note 3, we issued 200,000 shares of common stock with a fair value of $374,000 to certain former Trussco stockholders as part of the early extinguishment of certain Trussco Stockholder Notes.

During the nine months ended September 30, 2005, pursuant to our Stock Incentive Plan discussed in Note 4, we issued 30,000 restricted shares of common stock to an employee with a fair value of $43,500. As of September 30, 2005, 6,000 of these shares have vested and been recognized as compensation expense.

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

For the three and nine months ended September 30, 2005, we had 478,095 and 724,829 common stock options outstanding, respectively, and warrants to purchase 1,380,087 and 1,913,807 shares of common stock, respectively, that were excluded from the calculation of dilutive EPS because they were anti-dilutive. For the Basic and Diluted EPS calculation as of September 30, 2005, we also had preferred stock convertible into 2,571,836 shares of common stock that were also excluded because their effects were anti-dilutive.

Likewise, we had 89,934 and 33,852 options outstanding, respectively, and warrants to purchase 1,257,804 and 1,017,859 shares of common stock, respectively, for the three and nine months ended September 30, 2004 that were excluded from the calculation because we had a net loss from operations and their effect was anti-dilutive. For the Basic and Diluted EPS calculation as of September 30, 2004, we also had preferred stock convertible into 7,733 shares of common stock, debentures convertible into 1,732,492 shares of common stock and convertible promissory notes convertible into 319,149 shares of common stock that were excluded from the calculation because we had a net loss from operations and their effect was anti-dilutive.

Dividends on, and the non-cash charge related to the beneficial conversion feature of, our preferred stock amounted to $0.0 million ($0.00 per common share) and $0.1 million ($0.01 per common share) for the three months ended September 30, 2004 and 2005, respectively, and $0.5 million ($0.05 per common share) and $0.8 million ($0.06 per common share) for the nine months ended September 30, 2004 and 2005, respectively.

The following table reconciles net loss available to common stockholders and common equivalent shares for the Basic EPS calculation to net loss available to common stockholders and common equivalent shares for the Diluted EPS calculation as of and for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended
	September 30, 2004		September 30, 2005
	Dollars	Shares	Dollars	Shares
Basic EPS net loss available to common stockholders and common equivalent shares	$(3,468)	11,160	$(353)	14,078
Add: Options and warrants convertible into common stock	—	—	—	1,034

Diluted EPS net loss available to common stockholders and common equivalent shares	$(3,468)	11,160	$(353)	15,112

	Nine Months Ended
	September 30, 2004		September 30, 2005
	Dollars	Shares	Dollars	Shares
Basic EPS net loss available to common stockholders and common equivalent shares	$(4,755)	10,723	$(5,157)	12,676
Add: Options and warrants convertible into common stock	—	—	—	140

Diluted EPS net loss available to common stockholders and common equivalent shares	$(4,755)	10,723	$(5,157)	12,816

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in three segments – Seismic Drilling, Aviation Transportation Services and Environmental Services, all of which operate exclusively in North America. The Seismic Drilling segment is comprised of three divisions – Drilling, Survey and Permitting. With the sale of the equipment and related assets of our Aviation Transportation Services segment on July 29, 2005 (see Note 9), we will report two segments in the future.

The segment classified as corporate includes all other operating activities to support the executive officers, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue is derived through transport of geophones and recorders used to collect the seismic data between receiving points, transport heli-portable drilling units into remote or otherwise inaccessible terrain, transport people and equipment to offshore oil and gas platforms and rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank and vessel cleaning. The following table shows segment information (net of intercompany transactions) as adjusted for the discontinued operations of the Aviation Transportation Services segment for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,	SEISMIC DRILLING	AVIATION TRANSPORTATION	ENVIRONMENTAL SERVICES	CORPORATE	TOTAL
2005
Operating revenues	$5,237	$—	$4,386	$—	$9,623
Operating income (loss)	231	—	451	(749)	(67)
Interest expense	—	—	7	681	688
Depreciation and amortization	827	—	301	2	1,130
Loss from discontinued operations	—	(411)	—	—	(411)
Identifiable assets	16,316	831	13,047	12,475	42,669
Capital expenditures	8	—	310	—	318
2004
Operating revenues	$6,986	$—	$4,290	$—	$11,276
Operating income (loss)	399	—	367	(1,422)	(656)
Interest expense	—	—	40	661	701
Depreciation and amortization	851	—	416	—	1,267
Loss from discontinued operations	—	(2,016)	—	—	(2,016)
Identifiable assets	22,218	23,461	13,782	12,374	71,835
Capital expenditures	103	604	16	2	725

NINE MONTHS ENDED SEPTEMBER 30,	SEISMIC DRILLING	AVIATION TRANSPORTATION	ENVIRONMENTAL SERVICES	CORPORATE	TOTAL
2005
Operating revenues	$19,302	$—	$12,899	$—	$32,201
Operating income (loss)	2,582	—	1,263	(2,115)	1,730
Interest expense	—	—	81	1,885	1,966
Depreciation and amortization	2,536	—	1,080	2	3,618
Loss on disposal of discontinued operations assets	—	(2,271)	—	—	(2,271)
Loss from discontinued operations	—	(3,273)	—	—	(3,273)
Identifiable assets	16,316	831	13,047	12,475	42,669
Capital expenditures	75	140	350	—	565
2004
Operating revenues	$23,641	$—	$4,290	$—	$27,931
Operating income (loss)	2,125	—	367	(4,721)	(2,229)
Interest expense	—	—	40	1,430	1,470
Depreciation and amortization	2,546	—	416	—	2,962
Loss from discontinued operations	—	(323)	—	—	(323)
Identifiable assets	22,218	23,461	13,782	12,374	71,835
Capital expenditures	153	4,223	16	77	4,469

Due to the sale of the equipment and related assets of our Aviation Transportation Services segment (see Note 9), the information presented in the tables above for the three and nine months ended September 30, 2004 has been adjusted to give the effect of the disposition of the Aviation Transportation Services segment as a discontinued operation.

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

Subsequent to March 31, 2004, we elected to discontinue operating out of our Brazoria, Texas location. On June 30, 2005, a definitive agreement was signed to sell the remainder of the equipment and related assets of our Aviation Transportation Services segment (see Note 9).

TRUSSCO

On June 30, 2004, we acquired Trussco for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007 and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offers cross-selling opportunities with our aviation transportation division. Correspondingly, $3.9 million was allocated to intangible assets attributable to customer lists and other industry-specific intangible assets. The results of Trussco operations are included in our consolidated financial statements since the date of the acquisition.

In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco an Earnout Note that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3.0 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the 36 month period ending December 31, 2006, less the sum of $9.0 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed. As of September 30, 2005, no amounts have been earned under the earn-out notes.

On May 18, 2005, we entered into Debt Extinguishment Agreements with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note. Under the terms of the Debt Extinguishment Agreements, we were required to (i) issue 0.2 million shares of our common stock; and (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. We recognized a gain on debt extinguishment of $0.3 million upon closing this transaction.

On August 29, 2005, in accordance with the Debt Extinguishment Agreements, we paid $1.0 million in cash from proceeds of the Term B Loan, and issued 0.2 million shares of our common stock in full satisfaction of $2.0 million of the Stockholder Notes. In addition, we recorded an additional gain on extinguishment of $0.3 million in accordance with the terms of the agreements.

At September 30, 2005, we have $1.0 million of Stockholder Notes outstanding and $2.0 million of contingent Earnout Notes payable, none of which have been earned.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are being amortized over five years with no residual value. The intangible assets are being amortized over various periods ranging from three to 20 years based on a valuation supported by a fairness opinion issued by an independent third party. The allocation of the purchase price is subject to adjustment as acquired asset and liability values are being finalized and certain “look back” provisions are resolved (in thousands):

Current assets (includes cash of $427)	$3,618
Property and equipment	3,695
Other assets	19
Intangible assets	4,644
Current liabilities	(1,460)
Assumption of debt	(177)
Stockholder notes	(3,000)

Cash purchase price	$7,339

In July 2004, we incurred fees for merchant banking services provided during the Trussco acquisition. The fees were earned upon signing of final documents and the receipt of title to assets. The total fees included $0.5 million cash, increasing the cash purchase price to $7.8 million, 69,930 shares of restricted stock and five year common stock warrants to purchase 100,000 shares of our common stock at an exercise price of $7.15 per share. The restricted stock was valued at the common stock price on July 1, 2004 of $4.89 per share, or $0.3 million. The warrants are not exercisable for a period of one-year after the issue date of such warrants. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The total value of fees of $1.0 million were capitalized as part of the allocation of the purchase price and assigned to intangibles associated with the Trussco acquisition. Other intangible costs associated with the transaction are being amortized over various time periods ranging from three to twenty years.

The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if Trussco was acquired on January 1, 2004:

NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands, except per share amounts)
INCOME STATEMENT DATA
Operating revenue	$37,404
Operating expenses	$39,264
Loss from continuing operations available to common stockholders	$(4,439)
Loss from discontinued operations	(323)

Net loss available to common stockholders	$(4,762)

Basic loss per common share:
Loss from continuing operations available to common stockholders	$(0.41)
Income from discontinued operations	(0.03)

Net loss available to common stockholders	$(0.44)

Diluted loss per common share:
Loss from continuing operations available to common stockholders	$(0.41)
Income from discontinued operations	(0.03)

Net loss available to common stockholders	$(0.44)

NOTE 8. INCOME TAXES

As of September 30, 2005, for income tax purposes, we had net operating loss carryforwards (NOLs) of approximately $52.2 million. The NOLs will expire commencing in 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS No. 109 indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance which is approximately $17.3 million at September 30, 2005. During September 2005, the Company determined that its deferred tax asset attributable to its discontinued operation was no longer recoverable and established an allowance against this tax asset of $0.5 million. Further evaluation of the deferred tax asset associated with our continuing operations suggested that estimated future taxable earnings would be higher thus the allowance against the deferred tax asset attributable to our continuing operations was reduced by a like amount. Future favorable adjustments to the valuation allowance may be required if and when circumstances change.

NOTE 9. DISCONTINUED OPERATIONS

On November 20, 2003, we purchased American Helicopters, Inc. (“AHI”), resulting in the acquisition of 13 helicopters and four leased helicopters at bases located in Louisiana and Texas. AHI was strategically targeted and purchased for the infrastructure of aircraft, fueling stations, flight (customer) following and pilot and mechanic organizations.

We made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers and to move all operations to our main operating facility in Louisiana. This strategy also fit with the planned completion of the Intracoastal City (Mouton Cove) facility as a central base of operations. Our planned strategy was to get all of our fleet under the OMNI Federal Aviation Agency 135 certificate and to market our flight services to larger independent and major independent customers. Our strategy was to service operators that require aircraft geared to crew change and larger passenger capacity such as Model 407s and S-76s, which allow for higher rates and use. The large operators work from Master Service Agreements which met our needs for higher, more fixed pricing and fixed unit structures. The plan encompassed relocation of personnel, the elimination of certain duplicate positions, and the negotiation of early release of operating leases at the Brazoria County facility. The costs we would incur include travel and re-location costs for personnel who are relocated, costs associated with the transfer of aircraft to the 135 certificate, termination costs for personnel who are eliminated, any costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. As a result, in September 2004 we surrendered the AHI 135 Certificate.

On July 29, 2005, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million. Accordingly, the Aviation Transportation Services segment has been accounted for as a discontinued operation in the accompanying financial statements. Furthermore, amounts previously reported for the three and nine months ended September 30, 2004 have been adjusted so that they are presented on a comparable basis.

Interest expense was allocated to the discontinued operations (Aviation Transportation Services segment) in accordance with the provisions of the EITF No. 87-24 “Allocation of Interest to Discontinued Operations”. The total amounts of interest expense included in income (loss) from discontinued operations is $0.1 million and $0.5 million for the three month periods ended September 30, 2005 and 2004, respectively, and $1.0 million and $1.1 million for the nine month periods ended September 30, 2005 and 2004, respectively.

The activity of the Aviation Transportation Services segment for the three and nine month periods ended September 30, 2004 and 2005, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2005	2004	2005
Operating revenue	$4,214	$—	$12,647	$4,880
Operating expenses:
Direct costs	4,810	(188)	9,459	4,122
Depreciation and amortization	271	—	836	521
General and administrative expenses	488	(72)	1,411	797

Total operating expenses	5,569	(260)	11,706	5,440
Asset impairment	—	—	—	504

Operating income (loss)	(1,355)	260	941	(1,064)
Interest expense	508	118	1,112	1,029
Loss on debt extinguishment	—	—	—	733
Other (income) expense, net	153	45	152	(61)

Income (loss) from operations before income taxes	(2,016)	97	(323)	(2,765)
Provision for income taxes	—	(508)	—	(508)

Net loss	$(2,016)	$(411)	$(323)	$(3,273)

LOSS ON DISPOSAL OF AVIATION TRANSPORTATION SERVICES SEGMENT

As a result of the sale of the Aviation Transportation Services segment, we incurred a loss in the amount of $2.3 million. The table below presents the assets of the Aviation Transportation Services segment as of September 30, 2005 which were removed from the balance sheet as a result of the sale (in thousands):

Inventory		$1,567
Other receivable		411
Prepaid expenses		411
Aircraft held for sale		370
Property, plant and equipment		11,079
Less: accumulated depreciation		(1,708)
Other assets, net of accumulated amortization
Acquisition costs	$13
Intangible assets	207
Loan closing costs	921

Total book value of assets sold		1,141

		$13,271

The loss on the disposal of the aviation division is calculated as follows (in thousands):

Proceeds from the sale	$11,000
Less: book value of assets sold	(13,271)

Loss on sale of aviation division	$(2,271)

NOTE 10. RELATED PARTY TRANSACTIONS.

During the three month period ended March 31, 2005 and the year ended December 31, 2004, two of our executive officers deferred receipt of salary totaling $120,000 and $37,000, respectively. Beginning in the quarter ended June 30, 2005 and continuing in the quarter ended September 30, 2005, we made payments toward these amounts totaling $157,000. The total amount owed to these two executive officers at September 30, 2005 and December 31, 2004 was $0 and $37,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which reflect management’s best judgment based on factors currently known. Actual results could differ materially from those anticipated in these “forward looking statements” as a result of a number of factors, including but not limited to those discussed under the heading “Forward-Looking Statements.” “Forward looking statements” which are provided pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 18, 2005, as amended on May 2, 2005 and July 1, 2005.

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

RECENT DEVELOPMENTS

On August 29, 2005, we completed a $25 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.175 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan at December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of LIBOR plus 8% (11.84% at September 30, 2005). The proceeds from the Term B Loan were used to (i) reduce the current outstanding balance under our $50 million equipment term financing Term A Loan by approximately $3.4 million to a balance of $5.0 million; (ii) retire approximately $3.3 million of approximately $4.3 million of 8% unsecured subordinated promissory notes (“Subordinated Debenture Notes”) with a payment of $1.5 million cash and the issuance of 750,000 shares of our common stock; (iii) retire $2.0 million of certain Subordinated Debt with a payment of $1.0 million cash and the issuance of 200,000 shares of our common stock; and, (iv) provide working capital and funds necessary for potential strategic transactions.

On September 21, 2005, we entered into a non-binding letter of intent (the “Letter of Intent”) for the acquisition of Preheat, Inc. (“Preheat”). Preheat is a leading Gulf Coast lessor of oilfield equipment and provider of specialized oilfield and environmental services. Subject to the terms and conditions of the Letter of Intent, we will purchase 100% of the issued and outstanding capital stock of Preheat for a purchase price of $22.5 million plus certain assumed long-term debt more specifically described as a combination of $16.0 million of cash, $2.5 million of our common stock, $4.0 million of promissory notes and the assumption of approximately $1.5 million of long-term debt. Completion of the acquisition is subject to finalization of due diligence to our satisfaction, negotiation of a definitive purchase agreement with terms acceptable to both parties, and approval of the transaction by our lenders and Board of Directors. As a further condition to closing, Preheat is required to have on hand at closing a minimum of $4.5 million of excess working capital. Closing is expected to occur during the fourth quarter of 2005.

GENERAL

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, permitting and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, and (ii) dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico. We operate in two business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services) and Environmental Services.

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

We own and operate a fleet of specialized seismic drilling equipment for use in the Transition Zone. We believe we are the only domestic company that currently can both provide an integrated range of seismic drilling, permitting and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. In February 2002, we acquired all of the assets of AirJac Drilling, a division of Veritas Land DGC. This acquisition created the largest domestic provider of seismic drilling services to geophysical companies.

On June 30, 2004, we acquired Trussco Inc. and Trussco Properties, LLC (collectively, “Trussco”), a leading provider of dockside and offshore tank, rig, structure and vessel cleaning for oil and gas companies operating primarily in the Gulf of Mexico, expanding our core business segments and providing us with integration opportunities with aviation transportation services. Trussco operates full service NORM (Natural Occurring Radioactive Material) facility and glycol dehydration services including system cleaning, system survey and inspection, repairs, glycol sampling and analysis and technical support. Trussco’s personnel are highly trained in Confined Space Entry and Rescue, HAZWOPER (Hazardous Waste Operations and Recovery), NORM, H2S (Hydrogen Sulfide) and Behavioral Base Safety.

All of our operations are subject to seasonal variations in weather conditions and available daylight hours. Since our drilling and environmental activities take place outdoors, on average we experience lower production in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours. These winter conditions also generally result in fewer hours worked per day and fewer holes drilled or surveyed per day during that season.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)
Operating revenue	$11,276	$9,623	$27,931	$32,201
Operating expenses
Direct costs	7,854	6,510	20,627	20,794
Depreciation and amortization	1,267	1,130	2,962	3,618
General and administrative expenses	2,811	2,050	6,571	6,059

Total operating expenses	11,932	9,690	30,160	30,471

Operating income (loss)	(656)	(67)	(2,229)	1,730
Interest expense	701	688	1,470	1,966
Loss (gain) on debt extinguishment	81	(273)	81	(758)
Other (income) expense, net	14	(112)	162	(141)

Income (loss) from continuing operations before income taxes	(1,452)	(370)	(3,942)	663
Income tax benefit	—	508	—	508

Income (loss) from continuing operations	(1,452)	138	(3,942)	1,171
Loss from discontinued operations, net of taxes	(2,016)	(411)	(323)	(3,273)
Loss on disposal of discontinued operations assets, net of taxes	—	—	—	(2,271)

Net loss	(3,468)	(273)	(4,265)	(4,373)
Dividends on preferred stock	—	(78)	(490)	(132)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(2)	—	(652)

Net loss available to common stockholders	$(3,468)	$(353)	$(4,755)	$(5,157)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating revenues decreased 15%, or $1.7 million, from $11.3 million for the three months ended September 30, 2004 to $9.6 million for the three months ended September 30, 2005. This decrease was due primarily to a decrease in activities from our drilling division which accounted for $1.7 million of the decrease in revenues. The decrease in drilling activities was the result of work deferred into future periods as a result of Hurricane Katrina and Hurricane Rita, which impacted our business area during the quarter ended September 30, 2005. As discussed in Note 9, we discontinued our aviation operations in September 2005. The operations related to our Aviation Transportation Services segment are included in a single line item captioned loss from discontinued operations. As discussed in Note 9, we sold the Aviation Transportation Services segment in July 2005. Accordingly, we recorded a loss from discontinued operations totaling $0.4 million, net of income taxes as a component of the net loss for the quarter ended September 30, 2005. The loss attributable to the Aviation Transportation Services segment for the quarter ended September 30, 2004 was $2.0 million. The comparative financial information for the three months ended September 30, 2004 has been adjusted to present the operations of the Aviation Transportation Services segment as loss from discontinued operations in order to facilitate comparison of financial data among the periods presented.

Direct costs decreased 17%, or $1.4 million, from $7.9 million for the three months ended September 30, 2004 to $6.5 million for the three months ended September 30, 2005. Payroll costs for the period decreased by $0.4 million, attributable to the decrease in the revenues from the drilling division. The average number of field personnel we employed decreased from 314 for the three months ended September 30, 2004 to 292 for the three months ended September 30, 2005. Also, expense of explosives and downhole costs decreased $0.4 million due to a decrease in the amount of work performed in the third quarter of 2005. In addition, contract services decreased 75%, or $0.6 million, from $0.8 million for the three months ended September 30, 2004 to $0.2 million for the three months ended September 30, 2005. As discussed in Note 9 regarding our discontinued operations, aircraft operating expenses are included in loss from discontinued operations.

Depreciation and amortization costs decreased $0.1 million, from $1.2 million for the three month period ended September 30, 2004 to $1.1 million for the same three month period of 2005. Depreciation expense decreased $0.1 million resulting primarily from the reallocation of the Trussco purchase price and the subsequent amortization and depreciation of the assets related to the Trussco acquisition.

General and administrative costs decreased $0.7 million from $2.8 million during the three month period ended September 30, 2004 to $2.1 million during the same three month period of 2005. Of this decrease, $0.6 million was due to lower professional services and $0.1 million relates to decreases in payroll related costs. As discussed in Note 9 regarding our discontinued operations, general and administrative expenses directly related to the Aviation Transportation Services segment are included in loss from discontinued operations.

Interest expense remained essentially constant at $0.7 million for each of the three month periods ended September 30, 2004 and 2005. The portion of interest expense which is deemed attributable to the Aviation Transportation Services segment is included in loss from discontinued operations.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating revenues increased 15%, or $4.2 million, from $28.0 million for the nine months ended September 30, 2004 to $32.2 million for the nine months ended September 30, 2005. This increase was due primarily to our acquisition of Trussco as of June 30, 2004 which contributed $8.5 million in revenue for the first and second quarter 2005 with comparable revenues of $4.3 million and $4.4 million for the three months ended September 30, 2004 and 2005, respectively. This increase coupled with a decrease in activities from our drilling division of approximately $8.6 million accounted for a net overall increase of $4.2 million. The decrease in drilling activities was the result of work deferred into future periods as a result of Hurricane Katrina and Hurricane Rita, which impacted our business area during the quarter ended September 30, 2005. The work delayed by the storms is included in our backlog at September 30, 2005. As discussed in Note 9, we sold the Aviation Transportation Services segment in July 2005. Accordingly, we recorded a loss from discontinued operations totaling $3.3 million, net of income taxes as a component of the net loss for the nine months ended September 30, 2005. Additionally, we recorded a loss of $2.3 million on the disposal of the Aviation Transportation Services segment assets. The operations related to our Aviation Transportation Services segment are included in a single line item captioned loss from discontinued operations.

Direct costs increased $0.2 million from $20.6 million for the nine months ended September 30, 2004 to $20.8 million for the nine months ended September 30, 2005. Direct costs of the Trussco division accounted for a $5.3 million increase in overall direct costs while costs in the drilling division decreased by approximately $5.1 million. Payroll costs for the Trussco acquisition accounted for a $3.2 million increase in overall payroll costs while payroll costs in the drilling division decreased by $1.4 million resulting in an overall increase in payroll costs of $1.6 million. The average number of field personnel we employed increased from 234 for the nine months ended September 30, 2004 to 288 for the nine months ended September 30, 2005, principally as a result of our acquisition of Trussco effective June 30, 2004. As discussed in Note 9 regarding our discontinued operations, aircraft operating expenses are included in loss from discontinued operations.

Depreciation and amortization costs increased 20%, or $0.6 million, from $3.0 million for the nine month period ended September 30, 2004 to $3.6 million for the same nine month period of 2005. Depreciation expense increased $0.3 million due to the increase in revenue-producing assets, primarily from the acquisition of Trussco in June 2004. Additionally, amortization expense increased by $0.3 million resulting primarily from amortization of intangible assets related to the Trussco acquisition.

General and administrative costs decreased $0.5 million from $6.6 million during the nine month period ended September 30, 2004 to $6.1 million during the same nine month period of 2005. The decrease results from a reduction in professional services of $2.4 million offset by with a $1.8 million increase attributable to the June 30, 2004 acquisition of Trussco. As discussed in Note 9 regarding our discontinued operations, general and administrative expenses of the aviation division are included in loss from discontinued operations.

Interest expense increased approximately $0.5 million from $1.5 million for the nine month period ended September 30, 2004 to $2.0 million for the nine month period ended September 30, 2005. The increase in interest expense was primarily attributable to increased interest rates between the periods. The portion of interest expense which is deemed attributable to the Aviation Transportation Services segment is included in loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had approximately $0.2 million in cash compared to $1.0 million at December 31, 2004 and a working capital deficit of $1.0 million at September 30, 2005, compared to a deficit of $22.1 million at December 31, 2004. The decrease in cash and increase in working capital from December 31, 2004 to September 30, 2005 is primarily a result of decreased accounts payable between the periods, reclassification of aviation assets to current assets held for sale, the finalizing of new credit facilities and moving debt amounts to long-term. Cash provided by operating activities was $4.0 million for the nine months ended September 30, 2005 compared to $2.9 million for the same period in 2004.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2004, we acquired Trussco, approximately $6.4 million of aircraft accounted for as capital leases, and approximately $0.8 million of new vehicles accounted for as capital leases. Thus far in 2005, we have acquired approximately $0.1 million of new vehicles, $0.1 million of new equipment, $0.2 million of property improvements, and approximately $0.1 million in aviation support equipment. For the remainder of 2005, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations and explore strategic business opportunities.

During the quarter ended March 31, 2005, we repaid approximately $3.3 million of our debt primarily related to our equipment notes, capital leases and real estate loans. Furthermore, we extinguished three capital leases totaling $2.9 million as a result of our disposition of three helicopters. Loan closing costs of $1.5 million were incurred during the three months ended September 30, 2005 related to our Term A and Term B Loans and a total of $3.5 million was incurred during the nine months ended related to our various credit facilities.

During the three month period ended June 30, 2005, we finalized a new $50.0 million senior credit facility, which we also refer to as the Term A Loan. The proceeds from the Term A Loan were used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions which are under consideration. During the quarter ended September 30, 2005, a portion ($9.35 million) of the $11.0 million proceeds from the sale of the Aviation Transportation Services segment were used to repay a portion of the Term A Loan as well as a $3.2 million repayment from proceeds of the Term B Loan discussed below. At September 30, 2005, the balance owed on the facility was $5.0 million.

During the three month period ended September 30, 2005, we completed a new $25 million multiple draw term credit facility, which we also refer to as our Term B Loan. The proceeds from the Term B Loan were used to (i) reduce indebtedness under our Term A Loan; (ii) retire certain Subordinated Notes; (iii) retire certain Subordinated Debt; and, (iv) provide working capital and funds necessary for potential strategic transactions. At September 30, 2005, the balance owed on the Term B Loan was $9.0 million.

LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2004 and September 30, 2005, long-term debt consists of the following (in thousands):

	December 31, 2004	September 30, 2005
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.42% at December 31, 2004) maturing July 31, 2006, secured by various property and equipment, repaid in full	$867	$—
Notes payable to a bank with interest payable at Prime plus 1.75% (7.75% at September 30, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,362
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft, repaid in full	168	—
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft, repaid in full	1,697	—
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft, repaid in full	238	—
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	200
Notes payable to a bank with interest at 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment, repaid in full	6,500	—
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	1,000
Capital lease payable to leasing companies secured by vehicles	1,198	825
Capital lease payable to finance companies	9,100	941
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	994
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (11.84% at September 30, 2005) maturing August 29, 2010, secured by various property and equipment	—	9,000
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.19% at September 30, 2005), maturing May 18, 2010, secured by various equipment	—	5,000
Other debt	86	68

Total	24,460	19,390
Less: current maturities	(6,095)	(3,609)
Less: long-term debt of discontinued operations	(11,228)	—

Long-term debt, less current maturities – continuing operations	$7,137	$15,781

Revolving Line Of Credit

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement, plus the lesser of: $0.3 million or 80% of the appraised orderly liquidation value of eligible inventory of parts and supplies. The Line accrues interest at the prime interest rate plus 1.5% (8.75% at September 30, 2005) and matures in May 2010. The Line is collateralized by accounts receivable and inventory. As of September 30, 2005, we had $2.6 million outstanding under the Line with an additional $3.3 million available. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of September 30, 2005 and December 31, 2004, as required by EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

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

On January 21, 2005, we entered into a forbearance agreement on the Bridge Loan which increased the interest rate from 12% to 17% and extended the maturity to March 15, 2005. On May 2, 2005, we entered into a second agreement to extend the maturity date to May 31, 2005. The Bridge Loan restricted the payment of dividends and contained customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios, and limitations on annual capital expenditures and certain customer concentrations. As of March 31, 2005, we were in compliance with these covenants. Due to the Line being in default and cross default provisions with the Bridge Loan Agreement, the Bridge Loan was in default at March 31, 2005. This loan was repaid in full with proceeds from the Term A Loan (see below) on May 18, 2005.

Senior Credit Facility

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments up to a 50% balloon at maturity date, with interest paid in arrears and accruing at the initial annual interest rate of 30-day LIBOR plus 6.5%. The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. In conjunction with the disposition of the Aviation Transportation Services segment (See Note 9), which closed in July 2005, the borrowing base was reduced to $30.0 million. A portion of the proceeds from the sale (approximately $9.35 million) were used to repay a portion of the Term A Loan during July 2005 leaving an outstanding balance of approximately $8.6 million. As described below, a portion of the Junior Credit Facility was used to pay approximately $3.4 million toward the balance of the Term A Loan, leaving a remaining balance of $5.0 million at September 30, 2005.

Junior Credit Facility

On August 29, 2005, we completed a $25 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2 million. Quarterly payments in the amount of $0.175 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan at December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of LIBOR plus 8% (11.84% at September 30, 2005). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. The proceeds from the Term B Loan were used to (i) reduce the current outstanding balance under our Term A Loan by approximately $3.4 million to a balance of $5.0 million; (ii) retire approximately $3.3 million of 8% Subordinated Notes with a payment of $1.5 million cash and the issuance of 750,000 shares of our common stock; (iii) retire $2 million of certain Subordinated Debt with a payment of $1 million cash and the issuance of 200,000 shares of our common stock; and (iv) provide working capital and funds necessary for potential strategic transactions.

Capital Leases

Prior to September 30, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contain a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which was then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, whichever is shorter. At September 30, 2005, these leases were paid in full from proceeds of our Term A Loan

We also lease several vehicles used in our seismic drilling operations under 40-month capital leases.

Convertible Debentures

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the “Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of common stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of common stock at an initial exercise price of $8.50 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise price of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes option pricing model.

On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the aforementioned February 12, 2004 issuance hereinafter referred to as the “Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance.

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

Prior to maturity of the Debentures, the holders of the Debentures had the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the resale of common stock that may be issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Securities Purchase Agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture holders’ intent to exercise a Put Option, we had the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures were satisfied, shares of our common stock. If we elected to pay the Put Option with common stock, the underlying shares were valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we were required to deliver was equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%.

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

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the “Amendment”) with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted us, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of this conversion and in accordance with the requirements of SFAS No. 84, “Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26,” we recorded $0.9 million in debt conversion expense in the fourth quarter of 2004.

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against the holders of our Debentures and other third parties (collectively, the “Debenture Holders”). The suit alleges violations by the Debenture Holders pursuant to Section 16(b) of the Securities Exchange Act of 1934. We believe the Debenture Holders acted together for the purpose of illegally acquiring, holding, voting or disposing our equity securities during relevant time periods and have exerted an adverse group influence on the Company and our equity securities. The suit seeks the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On February 25, 2005, one of the Debenture Holders, Portside Growth and Opportunity Fund (“Portside”) notified us of certain alleged events of default under the Debentures issued to Portside (the “Portside Debentures”). As a result of these alleged events of default, Portside demanded that we redeem all of the Portside Debentures held by it in the aggregate principal amount of $2,765,625 on March 2, 2005. Portside also notified us of its intention to commence a civil action against us to obtain a judgment with respect to all amounts owed to it under the Portside Debentures.

On May 18, 2005, in connection with the completion of the Term A Loan, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (see Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain of $0.2 million at the close of these transactions. The Subordinated Debenture Notes will be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of the Term B Loan, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At September 30, 2005, the remaining Subordinated Debenture Note had a balance of approximately $1.0 million.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

We account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permits the continued use of the method prescribed by Opinion No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, a table illustrating the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is presented in Note 1 of the accompanying financial statements.

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at September 30, 2005 are comprised of eight marsh buggies and aviation fuel. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,000 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the year ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

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

Discontinued Operations

In accordance with SFAS No. 144, we are accounting for the Brazoria market as a separate unit within AHI and have accounted for our exit from this market as discontinued operations during 2004. In addition, as a result of the sale of our Aviation Transportation Services segment on June 30, 2005, the operations of the entire Aviation Transportation Services segment have been accounted for as discontinued operations.

Recently Issued Unimplemented Accounting Pronouncements

On December 16, 2004, as amended on April 14, 2005, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting periods for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 ‘Accounting for Nonmonetary Transactions’ is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 30”. This statement changes the requirements for accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have an effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2004 although we are subject to interest rate risk related to our variable-rate debt instruments. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2004 filed with the SEC on April 18, 2005, as amended on May 2, 2005 and July 1, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the course of conducting the December 31, 2004 audit of the consolidated financial statements, several accounting adjustments were identified, some of which affected prior quarters and resulted in a restatement of the consolidated financial statements for each of the three quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and the year ended December 31, 2003. The restatements were the result of two material errors: (1) the result of our Line of Credit being inappropriately classified as long-term. As required by EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” the Line of Credit should have been classified as current and (2) we executed Convertible Debenture agreements which also contained warrants. An error arose as a result of the incorrect calculation of the valuation of the warrants and the beneficial conversion features originally recorded on the Convertible Debentures entered into during April 2004. This error resulted in an understatement in the amount recorded as convertible debentures, net of discounts and an overstatement in the amount recorded as additional paid in capital of $1.4 million. Furthermore, the amount of the debt discounts, the beneficial conversion feature and loss on extinguishments of debt charged to expense were overstated. Accordingly, we restated the financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004 as a result of item (1) above and the quarters ended June 30, 2004 and September 30, 2004 as a result of item (2) above.

Management concluded, based on these circumstances discussed above that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design and effectiveness of the Company’s internal control.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, due to the material weakness discussed above, our disclosure controls and procedures were not effective as of December 31, 2004. Because the material weakness still exists as of September 30, 2005, the Chief Executive Officer and Interim Principal Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective.

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

Information regarding our legal proceedings can be found under “Series A and Series B Preferred Stock Litigation,” and “Debenture Litigation” of Note 4, “Commitments and Contingencies,” to the Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2005, the Company entered into the Securities Purchase Agreement pursuant to which we agreed to issue up to 5,000 shares of Series C Preferred Stock and Warrants to purchase up to 6,550,000 shares of our common stock for an aggregate purchase price of $5,000,000. On May 17, 2005, (i) an aggregate of 3,500 shares of Series C Preferred Stock were issued, and (ii) warrants were issued, which are exercisable into up to 4,585,000 shares of Common Stock. On August 29, 2005, (i) an aggregate of 1,500 shares of Series C Preferred Stock were issued and (ii) warrants were issued, which are exercisable into 1,965,000 shares of our common stock. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We have filed a registration statement with respect to these securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders (“Annual Meeting”) was held at our principal executive offices at 4500 NE Evangeline Thruway, Carencro, Louisiana on Wednesday, August 10, 2005. The purpose of the Annual Meeting was to (i) elect three directors for the ensuing year, and (ii) to approve the Securities Purchase Agreement, including the issuance of Series C 9% Convertible Preferred Stock (“Series C Preferred Stock”), common stock warrants and common stock issuable upon conversion and exercise of the Series C Preferred Stock and common stock warrants, and the transactions contemplated by the Securities Purchase Agreement.

The following table provides the number of votes cast related to each proposal

(i)	To Elect Directors

	For	Withheld
Michael G. DeHart	14,446,355	95,007
James C. Eckert	14,401,930	139,432
Richard C. White	14,445,105	96,257

The following directors’ terms of office continued after the meeting:

Dennis R. Sciotto

Edward E. Colson III

(ii)	To approve the Securities Purchase Agreement

For	Against	Abstain	Broker non-votes
5,393,741	176,089	134,082	7,042,579

No other business was submitted before the meeting.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibits
10.1	Credit Agreement, dated August 29, 2005, by and between the Company and certain parties identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

10.2	Intercreditor Agreement, dated August 29, 2005, among certain parties identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

10.3	Settlement Agreement and Mutual Release, dated August 26, 2005, among the Company and Portside Growth and Opportunities Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

10.4	Settlement Agreement and Mutual Release, dated August 26, 2005, among the Company and Manchester Securities Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

10.5	Second Amendment to Credit Agreement, effective August 29, 2005, by and between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Interim Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: November 14, 2005	/s/ JAMES C. ECKERT
James C. Eckert
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2005	/s/ G. DARCY KLUG
G. Darcy Klug
Executive Vice President (Interim Principal Financial Officer)