Form 10-K
period 2005-12-31
OMNI ENERGY SERVICES CORP
filed 2006-03-31
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 0-23383

OMNI ENERGY SERVICES CORP.

(Exact name of registrant as specified in our charter)

LOUISIANA	72-1395273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 NE EVANGELINE THWY CARENCRO, LOUISIANA	70520
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(337) 896-6664

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE PER SHARE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005, based on the closing price of common stock on the Nasdaq National Market for such date, was $26,578,908.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 28, 2006 was 16,132,568.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement involving the election of directors at the annual meeting of the shareholders to be held in 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

OMNI ENERGY SERVICES CORP.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2005

OMNI ENERGY SERVICES CORP.

Unless otherwise indicated by the context, references herein to the “Company”, “OMNI”, “we”, “our” or “us” mean OMNI Energy Services Corp., a Louisiana corporation, and its subsidiaries. Certain terms used herein relating to our operations and the oil and natural gas services industry are defined in ITEMS 1 AND 2. “BUSINESS AND PROPERTIES.”

FORWARD LOOKING INFORMATION

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Trussco acquisition, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A.—“RISK FACTORS” and other factors detailed in this document and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

PART I

ITEM 1.	BUSINESS

GENERAL

OMNI Energy Services Corp. is an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey services; and (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry, for oil and gas companies operating in the Gulf of Mexico. At December 31, 2005 we operated in two business divisions—Seismic Drilling and Environmental Services. As more fully described herein, we sold our Aviation Transportation Services segment effective June 30, 2005. This division provided helicopter transportation services to oil and gas companies operating in the shallow waters of the Gulf of Mexico as well as helicopter support services to our Seismic Drilling Division. Subsequent to December 31, 2005, we acquired Preheat, Inc. (“Preheat”), a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico.

We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. We were formed as a Louisiana corporation on September 11, 1997 to acquire all of the outstanding common units of OMNI Geophysical, L.L.C.

SEISMIC DRILLING. The principal market of our Seismic Drilling division is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are a leading provider of seismic drilling support services. In 1997, we commenced operations in the mountainous regions of the western United States, and in 2003 we initiated seismic drilling activities in various Transition Zone regions of Mexico.

We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only company that currently can both provide an integrated range of seismic drilling, permitting, and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. In 2002, we acquired all of the assets of AirJac Drilling, a division of Veritas Land DGC. With this acquisition, we became the largest domestic provider of seismic drilling support services to geophysical companies.

ENVIRONMENTAL SERVICES. We provide dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including drilling rig, tank and vessel cleaning, safe vessel entry, naturally occurring radioactive material (“NORM”) decontamination, platform abandonment services, pipeline flushing, gas dehydration, and hydro blasting. Demand for our dock-side vessel and tank cleaning and non-hazardous waste treatment businesses are primarily driven by drilling and well-site abandonment activity in the shallow waters of the Gulf of Mexico, as reflected by the drilling rig count. Much of the cleaning and waste treatment is from residual waste created in the drilling process.

AVIATION TRANSPORTATION. We operated our Aviation Transportation Services segment for approximately six months during 2005. Within our Aviation Transportation Services segment, we operated a fleet of 20 company-owned and leased helicopters, and one fixed-wing aircraft, from bases or heliports located along the Gulf Coast regions of Louisiana. Our land-based aviation customers were primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers included oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. Our aviation services were utilized by oil and gas exploration and production companies and other offshore service companies for routine offshore transportation and, to transport personnel during medical and safety emergencies and to evacuated personnel during the threat of hurricane and other adverse weather conditions.

We maintained an inventory of aviation maintenance parts, turbine engines and other miscellaneous flight equipment used in connection with providing aviation services to our customers. As part of our expansion program, we acquired American Helicopters, Inc. in 2003.

Effective June 30, 2005 we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million.

EQUIPMENT LEASING. We completed the acquisition of Preheat, Inc. effective February 10, 2006. Preheat is a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. Preheat has a vast fleet of rental equipment including pressure washers, reverse osmosis machines and steam cleaners. In addition to the oilfield rental equipment, Preheat offers wellhead installation, stress relieving services and environmental pit cleaning services to drilling contractors. Preheat operates from locations in Belle Chasse and Broussard, Louisiana and Freer, Texas.

INDUSTRY OVERVIEW

SEISMIC DRILLING. Seismic data generally consists of computer-generated three-dimensional (“3-D”) images or two-dimensional (“2-D”) cross sections of subsurface geologic formations and is used in the exploration of new hydrocarbon reserves and as a tool for enhancing production from existing reservoirs. Onshore seismic data is acquired by recording subsurface seismic waves produced by an energy source, usually dynamite, at various points (“source points”) at a project site. Historically, 2-D surveys were the primary technique used to acquire seismic data. However, advances in computer technology have made 3-D seismic data, which provides a more comprehensive geophysical image, a practical and capable oil and gas exploration and development tool. 3-D seismic data has proven to be more accurate and effective than 2-D data at identifying potential hydrocarbon-bearing geological formations. The use of 3-D seismic data to identify locations to drill both exploration and development wells has improved the economics of finding and producing oil and gas reserves, which in turn has created increased demand for 3-D seismic surveys and seismic support services.

Oil and gas companies generally contract with independent geophysical companies to acquire seismic data. Once an area is chosen for seismic analysis, permits and landowner consents are obtained, either by us, by the geophysical company or by special permitting agents. The geophysical company then determines the layout of the source and receiving points. For 2-D data, the typical configuration of source and receiving points is a straight line with a source point and small groups of specialized sensors (“geophones”) or geophone stations placed evenly every few hundred feet along the line. For 3-D data, the configuration is generally a grid of perpendicular lines spaced a few hundred to a few thousand feet apart, with geophone stations spaced evenly every few hundred feet along one set of parallel lines, and source points spaced evenly every few hundred feet along the perpendicular lines. This configuration is designed by the geophysical company to provide the best imaging of the targeted geological structures while taking into account surface obstructions such as water wells, oil and gas wells, pipelines and areas where landowner consents cannot be obtained. A survey team then marks the source points and geophone locations, and the source points are drilled and loaded with dynamite.

After the source points have been drilled and loaded and the network of geophones and field recording boxes deployed over a portion of the project area, the dynamite is detonated at a source point. Seismic waves generated by the blast move through the geological formations under the project area and are reflected by various subsurface strata back to the surface where they are detected by geophones. The signals from the geophones are collected and digitized by recording boxes and transmitted to a central recording system. In the case of 2-D data, the geophones and recording devices from one end of the line are then shuttled, or “rolled forward,” to the other end of the line and the process is repeated. In the case of 3-D data, numerous source points, typically located between the first two lines of a set of three or four parallel lines of geophone stations, are activated in sequence. The geophone stations and recording boxes from the first of those lines are then rolled forward to form the next line of geophone stations. The process is repeated, moving a few hundred feet at a time, until the entire area to be analyzed has been covered.

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

ENVIRONMENTAL SERVICES. We provide specialized environmental cleaning and maintenance equipment and trained personnel to oil and gas companies operating in the Gulf Coast region of the United States. We also assist production operators in the maintenance and replacement of anodes, mist extractors, valves, glycol systems, chemical electric units and fire tubes. Our customer list includes more than 225 major and independent oil and gas companies operating in the Gulf of Mexico, and one customer accounted for more than 10% of this business unit’s revenues. The demand for our environmental services is directly impacted by offshore drilling and production activity in the Gulf of Mexico. Our dock side services are dependent upon the movement of vessels from offshore production platforms or drilling rigs which operate twenty-four hours a day, seven days a week, 365 days a year.

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

EQUIPMENT LEASING. With our acquisition of Preheat in February 2006, we have expanded the list of equipment and services which we offer to customers. We now have a vast fleet of rental equipment including pressure washers, reverse osmosis systems and steam cleaners available for rent to drilling contractors operating in the Gulf of Mexico region. Additionally, services offered by Preheat include wellhead installation and stress relieving. As a complement to our environmental services division, Preheat offers environmental pit cleaning services.

Preheat charges for its rental equipment on a daily basis. Wellhead installations and stress relieving are billed on a “per job” basis. Our ability to successfully secure and maintain future rental and service opportunities with Preheat customers is dependent upon our ability to continue to provide high-quality, dependable rental equipment and reliable services to these customers at a competitive price.

DESCRIPTION OF OPERATIONS

We provide an integrated range of services including (i) onshore seismic drilling, operational support, permitting and surveying to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States, and (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating in the Gulf of Mexico. With the acquisition of Preheat in February 2006, we now have available an extensive fleet of oilfield rental equipment for our customers.

SEISMIC DRILLING. Our primary activity is the drilling and loading of source points for seismic analysis. Once the geophysical company has plotted the various source points and a survey crew has marked their locations, our drill crews are deployed to drill and load the source points.

In the Transition Zone, we use water pressure rotary drills mounted on various types of vehicles to drill the source holes. The nature, accessibility and environmental sensitivity of the terrain surrounding the source point determine the type of vehicle used. Transition Zone source holes are generally drilled to depths of 40 to 180 feet, depending on the nature of the terrain and the needs of the geophysical company. We generally use ten-foot sections of drill pipe that are carried with the drilling unit. Our Transition Zone vehicles are typically manned with a driver and one or two helpers. The driver is responsible for maneuvering the vehicle into position and operating the drilling unit, while the helper sets and guides the drill into position, attaches the drilling unit’s water source, if drilling in dry areas, and loads the drill pipe sections used in the drilling process. Once the hole has been drilled to the desired depth, it is loaded with dynamite, which is carried onboard our vehicles in special containers. The explosive charge is set at the bottom of the drill hole and then tested to ensure that the connection has remained intact. Once the charge has been tested, the hole is plugged in accordance with local, state and federal regulations and marked so that the geophysical company can identify it for detonation at a later date. This process is repeated throughout the survey area until all source points have been drilled and loaded.

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

OPERATIONAL SUPPORT. We are able to coordinate a variety of related services to customers performing 3-D seismic data acquisition projects that produce significant economies of scale and value. Our substantial base of experience gained from years of work supporting 3-D seismic projects enables us to provide significant pre-job planning information to the customer during job design analysis. Typical 3-D seismic data acquisition projects in the field involve large amounts of equipment, personnel and logistics coordination. Coordination of movements between permitting, drilling, survey and recording crews is of critical importance to timely, safe and cost effective execution of the job. We have a pool of senior field supervisors, who have broad seismic industry experience and are able to coordinate the activities of drill crews, permit agents and survey teams with the recording crews to achieve improved results. These personnel also have the ability to recommend changes to the customer field representatives in the manner of executing the job in the field to improve performance and reduce costs. By having the ability to perform significant field coordination, we are able to streamline field decision making and information flow and reduce customer overhead costs that otherwise would be required to perform these supervisory tasks. We also have one of the industry’s leading Health, Safety and Environmental (“HSE”) programs. The involvement of our experienced personnel monitoring HSE field practices greatly reduces customer involvement in this area. By offering the only integrated combination of seismic drilling, permit acquisition, seismic survey and operational support, in addition to an equipment fleet that is one of the largest in terms of number of units and most diverse in the industry, we provide significant operational advantages to the customer.

PERMITTING. We maintain a “Geophysical Permit Acquisition Division.” Our staff of contract permit agents first conducts research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

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

FABRICATION AND MAINTENANCE. At our Carencro facilities, we perform all routine repairs and maintenance for our Transition Zone and highland drilling equipment. We design and fabricate aluminum marsh all terrain vehicles (ATV’s), a number of our support boats and pontoon boats, and the drilling units that we use on all of our Transition Zone equipment. We purchase airboats directly from the manufacturer and then modify the airboats to install the drilling equipment. We have also designed and built a limited number of highland drilling units by installing our drilling equipment on tractors bought directly from the manufacturer. We also fabricate rock-drilling equipment and have the capability of fabricating other key equipment, such as swamp ATV’s. Because of our ability to fabricate and maintain much of our equipment, we do not believe that we are dependent on any one supplier for our drilling equipment or parts.

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

EQUIPMENT LEASING. As mentioned above, we acquired Preheat in February 2006. Preheat has a vast fleet of rental equipment including pressure washers, reverse osmosis systems and steam cleaners available for rent to drilling contractors in the Gulf of Mexico region. Additionally, the services offered by Preheat include wellhead installation and stress relieving. As a complement to our environmental services division, Preheat offers environmental pit cleaning services. The rental and services operations are serviced from three locations.

TRANSITION ZONE TRANSPORTATION AND DRILLING EQUIPMENT. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2005
Highland Drilling Units(1)	73
Water Buggies	58
Aluminum Marsh ATV’s	23
Stainless Steel Marsh ATV’s(2)	8
Airboat-Drilling Units	40
Swamp ATV’s	30
Pullboats	21
Pontoon Boats	15
Jack-Up Rigs	1
Skid-Mounted Drilling Units(3)	20
Heli-portable and Seismic Rock Drilling Equipment	20

(1)	Sixteen of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.
(2)	This equipment is currently held for sale (See Note 1 “Property, Plant and Equipment” to the Consolidated Financial Statements).
(3)	One of these drilling units is currently located outside of the Transition Zone.

Because of our extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which we fabricated, we believe that we are the only company that currently can provide an integrated range of seismic drilling and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

HIGHLAND DRILLING UNITS AND WATER BUGGIES. We currently own and operate 73 highland drilling units for seismic drilling in dry land areas, 16 of which are currently dedicated to our seismic rock drilling operations outside of the Transition Zone. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. This highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a “water buggy” (of which we own 58) that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

MARSH ATV’S. The environmentally sensitive wetlands along the U.S. Gulf Coast contain water grasses on dry land and in shallow water and areas mixed with open water are referred to as marsh areas. Marsh ATV’s, which are amphibious vehicles supported by pontoons that are surrounded by tracks, are used to provide seismic drilling services in the marsh areas. The pontoons enable the marsh ATV to float while the tracks propel the vehicle through the water and over dry marsh areas. Each marsh ATV is equipped with a drilling unit and a backhoe for digging a small hole to collect water necessary for drilling.

Some marsh areas have sufficient surrounding water to support drilling without an external water source, but often water must be pumped into the area from a remote water source or a portable supply must be carried by the marsh ATV.

We own and operate 31 marsh ATV’s, of which eight are made of stainless steel and 23 are made of aluminum. All of the stainless steel marsh ATV’s are currently held for sale. The aluminum ATV’s are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Landowner consents will often require the use of aluminum ATV’s in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana’s state and federal refuges. We fabricated our own aluminum marsh ATV’s at our facilities in Carencro, Louisiana.

AIRBOAT DRILLING UNITS. We own and operate 40 airboat-drilling units. An airboat-drilling unit consists of a drilling unit fabricated and installed on a large, three-engine airboat. Because of their better mobility, airboat-drilling units are used in shallow waters and all marsh areas where sufficient water is present.

SWAMP ATV’S AND PULLBOATS. Wooded lowlands typically covered with water are referred to as the “swamp areas” of the Transition Zone. Our swamp ATV’s are used to provide drilling services in these areas. Swamp ATV’s are smaller, narrower versions of the marsh ATV’s. The smaller unit is needed in swamp areas due to the dense vegetation typical in this terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. We own and operate 30 swamp ATV’s and 21 pullboats. Swamp ATV’s are also used in connection with survey operations in swamp areas.

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

SKID-MOUNTED DRILLING UNITS. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pullboats, pontoon boats, jack-up rigs and other equipment we operate based on customer needs. We manufacture our skid-mounted drilling units at our facilities in Carencro, Louisiana and we own 20 of these units. One of the units is located outside of the Transition Zone.

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

ENVIRONMENTAL EQUIPMENT. The following table sets forth the type and quantity of our key equipment operated by our Environmental division.

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2005
Offshore Tool House Cleaning Packages	4
Offshore Skid Cleaning Packages	12
Dockside & Land Tank Cleaning Packages	11
Air Compressors	30
Steam / Degas Generators	4
Liquid Vacuum Truck (60BBL)	2
Wet / Dry Vacuum Truck (80BBL)	3
Trailer Mounted Vacuum Units	2
Water Blasters (10K—40K)	3
15 BBL Cutting Boxes (Disposal)	19
NORM Pipe Decontamination System	1

EQUIPMENT LEASING. The following table sets for the type of and quantity of our key equipment available for rental in our equipment rental division as a result of our acquisition of Preheat in early 2006:

TYPES OF EQUIPMENT	NUMBER OF UNITS
Pressure Washers	375
Wellhead Units	23
Stress Relieving Units	7
Reverse Osmosis Units	12
Water Blasters	13
Vacuum Units	115
Pit Cleaning Units	5
Mud Savers	36
Oilfield Fans	109

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

SAFETY AND QUALITY ASSURANCE

We maintain a stringent safety assurance program to reduce the possibility of accidents. Our Quality, Health, Safety and Environmental (“QHSE”) department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education, including first aid and CPR training through orientations for new employees. Our QHSE manager reports directly to our Chief Executive Officer and supervises six QHSE field advisors and one instructor who provides Occupational Safety and Health Act (“OSHA”) mandated training. In addition, Preheat also employs one QHSE field advisor. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

Each drilling crew is supervised at the project site by a field supervisor and, depending on the project’s requirements, an assistant supervisor and powderman who is in charge of all explosives. For large projects or when required by a customer, a separate advisor from our QHSE department is also located at the project site. Management is provided with daily updates for each project and believes that our daily review of field performance together with the on-site presence of supervisory personnel helps ensure high quality performance for all of our projects.

Environmental employees work in many facilities, most which have site specific requirements. Our crews attend pre-job meetings to formulate job specific work plans. These plans are monitored and audited by our supervisors and in-house QHSE Advisors.

We have implemented an extensive program that provides training for these adverse conditions. In addition to our internal requirements, our employee training is conducted in accordance with federal, state, and customer requirements.

CUSTOMERS, MARKETING AND CONTRACTING

CUSTOMERS. Historically, our customers have primarily been geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A few customers have historically generated a large portion of our seismic drilling revenue. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 71% (Quantum Geophysical, Seismic Exchange and Veritas DGC), 50% (PGS, Quantum Geophysical, Seismic Exchange and Veritas DGC), and 38% (Quantum Geophysical and Veritas DGC), of revenue for fiscal 2003, 2004 and 2005, respectively, all of which relate to the drilling division. While we expect oil and gas companies utilizing our environmental and newly acquired rental equipment services will eventually comprise a greater share of our revenue base, we currently derive a significant amount of our revenue from a small number of large geophysical companies and independent oil and gas operators. The loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

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

MARKETING. Our Seismic Drilling services have traditionally been marketed by our principal executive officers. We believe that this marketing approach helps us preserve long-term relationships established by our executive officers. Even as our geographical and service capabilities expand, we intend to continue implementing these marketing efforts in both the Transition Zone and in the Rocky Mountain region from our principal offices in Carencro, Louisiana. Our Environmental services are marketed from offices in Louisiana and Texas using eight sales representatives—five dockside and three corporate. Preheat’s equipment and services are marketed from offices in Louisiana and Texas.

CONTRACTING—SEISMIC DRILLING. We generally contract with our customers for seismic drilling services on a unit-price basis, either on a “per hole” or “per foot” basis. These contracts are often awarded after a competitive bidding process. We price our contracts based on detailed project specifications provided by the customer, including the number, location and depth of source holes and the project’s completion schedule. As a result, we are generally able to make a relatively accurate determination prior to pricing a contract of the type and amount of equipment required to complete the contract on schedule.

Because of unit-price contracting, we sometimes bear a portion of the risk of production delays that are beyond our control, such as those caused by adverse weather. We often bill the customer standby charges if our operations are delayed due to delays in permitting or surveying or for other reasons within the geophysical company’s control.

CONTRACTING—PERMITTING SERVICES. We contract with our customers for permitting services on a day rate or per project basis. Under the per project basis, revenue is recognized when certain percentages of the permitting process are completed. Contracts are often awarded to us only after competitive bidding. In the case of the per project basis, we determine the price after we have taken into account such factors as the number of permit agents, the number of permits and the detailed project specification provided by the customer.

CONTRACTING—SURVEY SERVICES. We contract with our customers for seismic survey services on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Contracts are often awarded to us only after competitive bidding. In each case, the price is determined after we have taken into account such factors as the number of surveyors and other personnel, the type of terrain and transportation equipment, and the precision required for the project based on detailed project specifications provided by the customer.

CONTRACTING—ENVIRONMENTAL SERVICES. We generally bill for our environmental cleaning and maintenance services on a time and materials basis. Our customer list includes more than 225 major and independent oil and gas companies operating in the Gulf of Mexico. Our success in securing projects is often dependent on our ability to immediately provide personnel that operate in a quick, safe and efficient manner at a competitive price.

CONTRACTING—EQUIPMENT LEASING. We generally bill our customers for equipment leasing on a monthly basis. Equipment is generally leased to our customers on a “per day” rate. Our customer list includes major and independent oil and gas companies operating in the Gulf of Mexico. Our success is dependent upon maintaining our fleet of quality equipment and having the equipment available to our customers on short notice.

COMPETITION

SEISMIC DRILLING. The principal competitive factors for seismic drilling services are price and the ability to meet customer schedules, although other factors including safety, capability, reputation and environmental sensitivity are also considered by customers when deciding upon a provider of seismic drilling services. We have a limited number of competitors in the Transition Zone and numerous smaller competitors in the highland areas in which we operate. We believe that no other company operating in the Transition Zone owns a fleet of Transition Zone seismic drilling equipment as varied or as large as ours. Our extensive and diverse equipment base allows us to provide drilling services to our customers throughout the Transition Zone with the most efficient and environmentally appropriate equipment. We believe there are numerous competitors offering rock and heli-portable drilling in the Rocky Mountain region and internationally. We believe we are the largest provider of seismic drilling services in the United States.

PERMITTING SERVICES. Our competitors include a number of larger, well-established companies with a number of permit agents comparable to us.

SURVEY SERVICES. Our competitors include a number of larger, well-established companies with a number of crews comparable to us.

ENVIRONMENTAL SERVICES. We have several competitors offering identical environmental services to those offered by Trussco. Some of these competitors are larger and have more financial resources than we have available. Our ability to compete effectively is dependent upon our ability to have personnel available when needed at competitive prices.

EQUIPMENT LEASING. We have several competitors offering similar equipment rental and services to those offered by Preheat. Some of the competitors are larger and have more financial resources than we have available. Our ability to effectively compete is dependent upon having the desired rental equipment available to meet the customer’s needs. In addition, it is imperative that the desired services can be performed for customers in a timely fashion at competitive prices. We feel that our recently acquired equipment and services are among the best in the market.

SEASONALITY AND WEATHER RISKS

SEISMIC DRILLING. Our Seismic Drilling operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies at the end of the fourth quarter and in the first quarter is generally lower than at other times of the year. As a result, our revenue and gross profit during the fourth quarter and the first quarter of each year typically are lower than the second and third quarters for this business unit. Operations may also be affected by rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for our equipment and decrease the number of vehicles available for operations.

BACKLOG

Our backlog represents those seismic drilling and survey projects for which a customer has hired us and has scheduled a start date for the project. Projects currently included in our backlog are subject to termination or delay without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported. Backlog levels vary during the year depending on the timing of the completion of certain contracts and when we are awarded new contracts.

Due to increasing demand for our seismic drilling services our backlog as of December 31, 2005 was approximately $40.4 million compared to $33.0 million at December 31, 2004. Backlog at December 31, 2005 includes seismic drilling and survey projects in the Transition Zone in addition to seismic rock drilling projects.

Our permitting and environmental divisions (with the exception of NORM decontamination), historically, have not measured backlog due to the nature of our business and our contracts, which are generally cancelable by either party with thirty days written notice. Backlog for NORM decontamination projects is maintained but is not considered to be material.

GOVERNMENTAL REGULATION

SEISMIC DRILLING. Our operations and properties are subject to and affected by various types of governmental regulations, including laws and regulations governing the entry into and restoration of wetlands, the handling of explosives and numerous other federal, state and local laws and regulations. To date, our cost of complying with such laws and regulations has not been material. However, such laws and regulations frequently change and it is not possible for us to accurately predict the cost or impact such laws and regulations may have on our future operations.

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

EXPLOSIVES. Because we use dynamite in our operations, we are subject to various local, state and federal laws and regulations concerning the handling and storage of explosives and are specifically regulated by the Bureau of Alcohol, Tobacco and Firearms of the U.S. Department of Justice and the Department of Homeland Security. We must take daily inventories of the dynamite and blasting caps that we keep for our seismic drilling and are subject to random checks by state and federal officials. We are licensed by the Louisiana State Police as an explosives handler. Any loss or suspension of these licenses would result in a material adverse effect on our results of operations and financial condition. We believe that we are in compliance with all material laws and regulations with respect to our handling and storage of explosives.

ENVIRONMENTAL. Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. In addition, certain areas where we operate are federally protected or state protected wetlands or refuges where environmental regulation is particularly strict. These laws may provide for “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

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

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth or incorporated by reference herein. Each of these risk factors could adversely affect our business, operating results and financial condition, and also adversely affect the value of an investment in our common stock.

INDUSTRY VOLATILITY MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction and these expenditures are critical to our operations. The levels of such capital expenditures are influenced by the following factors:

•	oil and gas prices and industry perceptions of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of leases in the United States;

•	the availability of current geophysical data;

•	the discovery rate of new oil and gas reserves; and

•	local and international political and economic conditions.

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

OUR GROWTH AND GROWTH STRATEGY INVOLVES RISKS.

We have grown over the last several years through internal growth and acquisitions of other companies. It will be important for our future success to manage our rapid growth and this will demand increased responsibility for management personnel. The following factors could present difficulties to us:

•	the lack of sufficient executive-level personnel;

•	the successful integration of the operations of Preheat including the integration of a management team with us;

•	increased levels of debt and administrative burdens; and

•	increased logistical problems of large, expansive operations.

If we do not manage these potential difficulties successfully, they could have a material adverse effect on our financial condition and results of operations.

WE HAVE INCURRED NET LOSSES IN PREVIOUS YEARS.

For 2005, we had net income from our continuing operations. However, our recent financial history, including the year ended December 31, 2005, reflects annual net losses, of which our current net loss is attributable mainly to discontinued operations. We hope to continue generating increased revenues and profits from our continuing operations; however, any such increase may not be sustainable or indicative of future results of operations. We do intend to continue investing in internal expansion, infrastructure, integration of acquired companies and into our operations and our marketing and sales efforts.

THE DANGERS INHERENT IN OUR OPERATIONS AND THE POTENTIAL LIMITS ON INSURANCE COVERAGE FOR CERTAIN RISKS COULD EXPOSE US TO POTENTIALLY SIGNIFICANT LIABILITY COSTS.

Our operations, and to a significant degree our seismic operations, are subject to risks or injury to personnel and loss of equipment. Our crews often conduct operations in extreme weather, in difficult terrain that is not easily accessible, and under other hazardous conditions. We maintain what we believe is prudent insurance protection. However, we cannot assure that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability. Moreover, we do not carry business interruption insurance with respect to our operations.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

We compete with several other providers of seismic drilling, permitting, survey and environmental services. Competition among seismic contractors historically has been, and will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. Our revenues and earnings may be affected by the following factors:

•	changes in competitive prices and availability of trained personnel;

•	fluctuations in the level of activity and major markets;

•	general economic conditions; and

•	governmental regulation.

Additionally, in certain geographical areas, some of our competitors operate more crews than we do and may have substantially greater financial and other resources. These operators could enjoy an advantage over us if the competitive environment for contract awards shifts to one characterized principally by intense price competition.

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

WE MAY INCUR ADDITIONAL EXPENDITURES TO COMPLY WITH GOVERNMENTAL REGULATIONS.

Our seismic and environmental operations are subject to extensive governmental regulation, violations of which may result in civil and criminal penalties, injunctions and cease and desist orders. These laws and regulations govern, among other things, operations in wetlands, the handling of explosives and hazardous and non-hazardous waste. Although our cost of compliance with such laws has to date been immaterial, such laws are changed frequently. Accordingly, it is impossible to predict the cost or impact of such laws on our future operations. We are also required by various governmental agencies to obtain certain permits, licenses and certificates. To date, we believe that we possess all permits, licenses and certificates material to the operation of our business. The loss by us of any of the licenses required for our operation could have a material adverse effect on our operations.

We depend on demand for our services from the oil and gas industry, and this demand may be affected by changing tax laws and oil and gas regulations. As a result, the adoption of laws that curtail oil and gas production in our areas of operation may adversely affect us. We cannot determine to what extent our operations may be affected by any new regulations or changes in existing regulations.

ONE STOCKHOLDER HAS SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

Dennis R. Sciotto beneficially owns approximately 35% of our outstanding common stock. Mr. Sciotto represents and controls The Dennis R. Sciotto Family Trust and was appointed to the Board of Directors by the holders of the Series C Preferred Stock on June 13, 2005 pursuant to the Securities Purchase Agreement dated May 17, 2005. As a result, Mr. Sciotto has the ability to substantially influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets. This may have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation.

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

OUR SEISMIC DRILLING OPERATIONS DEPEND ON A FEW SIGNIFICANT CUSTOMERS.

We derive a significant amount of our revenue from a small number of geophysical companies. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 71% (Quantum Geophysical, Seismic Exchange, and Veritas DGC), 50% (PGS, Quantum Geophysical, Seismic Exchange, and Veritas DGC), and 38% (Quantum Geophysical and Veritas DGC) of revenue for fiscal 2003, 2004 and 2005, respectively.

WE ARE NOT ABLE TO GUARANTEE THAT OUR BACKLOG WILL BE TIMELY CONVERTED INTO REVENUE IN ANY PARTICULAR FISCAL PERIOD.

Our backlog represents those seismic drilling and survey projects for which a customer has hired us and has scheduled a start date for the project. Backlog levels vary during the year depending on the timing of the completion of certain contracts and when we are awarded new contracts. Projects currently included in our backlog are subject to termination or delay without penalty at the option of the customer, which could substantially reduce the amount of backlog currently reported, and consequently, the conversion of that backlog into revenue.

UNFAVORABLE RESULTS OF LITIGATION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL STATEMENTS.

As discussed in Note 8 to the Consolidated Financial Statements, we are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our common stock. In addition, potential dilutive effects of future sales of shares of common stock by our shareholders and by us could have an adverse effect on the market price of our common stock.

EMPLOYEES

As of December 31, 2005, we had 258 employees, including 203 operating personnel and 55 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good. With the acquisition of Preheat in February 2006, we currently have approximately 400 employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.	PROPERTIES

FACILITIES. Our corporate headquarters are located on 34 acres of land situated in Carencro, Louisiana. The building provides approximately 20,000 square feet of office space. It is located adjacent to our primary repair and maintenance facilities. Our environmental unit operates from land and dock-side bases located along the Louisiana Gulf Coast.

SEISMIC DRILLING FACILITIES. Our primary fabrication and maintenance facilities are situated in a building located adjacent to our corporate headquarters. The building provides approximately 28,000 square feet of covered maintenance and fabrication space.

ENVIRONMENTAL SERVICES FACILITIES. The primary executive offices for our Environmental Services Unit are located in the Carencro, Louisiana facility. Our primary operations and offshore cleaning support facility is located in Carencro, Louisiana. We maintain six leased facilities along the Louisiana Gulf Coast to support our cleaning and maintenance operations. These locations include Cameron, Intracoastal City, Morgan City, Fourchon and Venice, Louisiana. Fourchon is Louisiana’s largest and busiest deep water port. Our NORM decontamination site is located in a separate facility also in Intracoastal City, Louisiana.

As a result of Hurricanes Katrina and Rita in the third quarter of 2005, we sustained damage to our Gulf Coast environmental facilities. Damages to our facilities and to the municipal infrastructure caused interruptions in services from these facilities. With the exception of our facility in Venice, Louisiana, all of our facilities were operational by the end of the fourth quarter of 2005. The Venice facility remains closed awaiting repairs to the municipal infrastructure and resumption of municipal services.

EQUIPMENT LEASING FACILITIES. Our primary operations facilities for our Equipment Leasing Unit are located in leased facilities in Broussard and Belle Chasse, Louisiana. We also maintain a leased satellite location in Freer, Texas.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows. In addition, we are subject to the proceedings discussed below.

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against the holders of our 6.5% Subordinated Convertible Debentures (the “Debentures”) and other third parties (collectively, the “Debenture Holders”). In the suit, we alleged that the Debenture Holders violated Section 16(b) of the Securities Exchange Act of 1934, as amended and we sought the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On May 18, 2005, in connection with the completion of a new $50.0 million senior credit facility, we entered into settlement and debt extinguishment agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (see Note 4 to the Consolidated Financial Statements). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). We recorded a gain of $0.2 million at the close of these transactions. The Subordinated Debenture Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million.

On December 7, 2005, the Fourth Circuit Court of Appeal for the State of Louisiana granted our writ application for supervisory review and rendered a judgment granting our Motion for Partial Summary Judgment seeking a declaratory judgment against Steven T. Stull, a former director, and Advantage Capital Partners, et. al (“ACP”). On February 13, 2004, we commenced litigation against Mr. Stull and ACP, and their respective insurers seeking a declaratory judgment confirming our right to redeem, rather than convert, its shares of Series A and Series B 8% Convertible Preferred Stock under our Articles of Incorporation, as amended, and other applicable operative documents and agreements. The Court determined that we had the right to redeem, rather than convert both the Series A and Series B preferred stock within 30 days after receiving the notices of conversion from ACP.

On December 20, 2005, the United States District Court for the Eastern District of Louisiana granted our Motion to Dismiss a lawsuit filed by ACP and its affiliates against us and certain of our executive officers. In the lawsuit filed on March 26, 2004, ACP and its affiliates alleged that (i) we and the executive officers misrepresented material facts and failed to disclose material facts related to the intention to redeem our Series A Preferred and Series B Preferred, and (ii) our officers breached their fiduciary duties. The Court held that ACP had failed to satisfy the pleading requirements for alleging fraud under federal securities laws.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq National Market under the symbol “OMNI.” The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated.

	HIGH	LOW
2005
First quarter	$2.84	$1.21
Second quarter	$2.66	$1.43
Third quarter	$5.35	$2.01
Fourth quarter	$4.22	$2.30

2004
First quarter	$9.00	$4.76
Second quarter	$7.80	$4.22
Third quarter	$5.35	$2.95
Fourth quarter	$4.94	$1.65

On March 28, 2006, the reported last sales price of our common stock as reported by the Nasdaq National Market was $4.38. As of March 23, 2006, we had approximately 6,100 stockholders of record.

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

ISSUER PURCHASES OF EQUITY SECURITIES

There were no stock repurchases during the year ended December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON THE EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMNS (A) & (B)	(D) TOTAL OF SECURITIES REFLECTED IN COLUMNS (A) & (C)
Equity Compensation Plans Approved by Stockholders	1,593,107	$2.70	906,893	2,500,000
Equity Compensation Plans Not Approved by Stockholders	43,743	$2.32	56,257	100,000

Total	1,636,850	$2.69	963,150	2,600,000

PLAN NOT APPROVED BY STOCKHOLDERS

In January 1999, we approved the Amended OMNI Energy Services Corp. 1999 Stock Option Plan (the “Option Plan”) to provide for the grant of options to purchase shares of our Common Stock to non-officer employees of our Company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase stockholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the effective date of the grant. A total of 100,000 shares of Common Stock are authorized, of which 56,257 remain available for issuance at December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2005 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. Our selected historical results are not necessarily indicative of results expected in future periods. The per share data gives retroactive effect to the one for three reverse stock split effective July 3, 2002.

The financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP (“Andersen”), who has ceased operations.

We sold our Aviation Transportation Services segment effective June 30, 2005. In order to enhance the comparability of the amounts from year to year, the financial information related to the results of operations for the years ended December 31, 2001 through December 31, 2004 have been adjusted to present the operations of the Aviation Transportation Services segment as discontinued operations.

SELECTED FINANCIAL DATA

	YEAR ENDED DECEMBER 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
INCOME STATEMENT DATA:
Operating revenue	$19,839	$24,592	$31,555	$39,064	$43,350
Operating expenses
Direct costs	15,005	17,178	21,586	28,510	27,515
Depreciation and amortization	3,328	3,270	3,355	4,282	4,627
General and administrative expense	2,436	3,186	3,718	9,464	8,497

Total operating expenses	20,769	23,634	28,659	42,256	40,639
Asset impairment and other charges	632	—	—	—	—

Operating income (loss)	(1,562)	958	2,896	(3,192)	2,711
Interest expense	1,223	799	943	3,288	2,836
(Gain) loss on debenture conversion inducement and debt extinguishment	—	—	—	729	(758)
Other expense (income), net	(7,929)	(115)	(114)	290	(835)

Income (loss) before income taxes	5,144	274	2,067	(7,499)	1,468
Income tax benefit	—	400	1,092	—	508

Net income (loss) from continuing operations	5,144	674	3,159	(7,499)	1,976
Income (loss) from discontinued operations, net of taxes	520	534	324	(6,756)	(3,978)
Loss on disposal of discontinued operations assets, net of taxes	—	—	—	—	(2,271)

Net income (loss)	5,664	1,208	3,483	(14,255)	(4,273)
Dividends and accretion of preferred stock	(726)	(484)	(484)	(490)	(249)
Non-cash charge attributable to beneficial conversion features of preferred stock	—	—	—	—	(745)

Net income (loss) available to common stockholders	$4,938	$724	$2,999	$(14,745)	$(5,267)

Basic Income (loss) per common share:
Income (loss) from continuing operations	$0.49	$0.02	$0.30	$(0.73)	$0.07
Income (loss) from discontinued operations	0.06	0.06	0.04	(0.62)	(0.30)
Loss on disposal of discontinued operations assets	—	—	—	—	(0.17)

Net Income (loss) available to common stockholders	$0.55	$0.08	$0.34	$(1.35)	$(0.40)

Diluted Income (loss) per common share:
Income (loss) from continuing operations	$0.45	$0.02	$0.28	$(0.73)	$0.07
Income (loss) from discontinued operations	0.05	0.06	0.03	(0.62)	(0.29)
Loss on disposal of discontinued operations assets	—	—	—	—	(0.16)

Net income (loss) available to common stockholders	$0.50	$0.08	$0.31	$(1.35)	$(0.38)

Number of Weighted Average Shares:
Basic	9,015	8,739	8,772	10,884	13,251
Diluted	9,844	8,745	11,362	10,884	13,683

	DECEMBER 31,
	2001	2002	2003	2004	2005
BALANCE SHEET DATA:
Total assets	$38,448	$41,325	$50,289	$65,913	$43,758
Long-term debt, less current maturities	9,289	8,340	9,624	12,952	15,801
Preferred Stock	11,616	12,100	12,100	29	806
Total Equity	18,560	19,781	24,386	4,864	11,135

	YEAR ENDED DECEMBER 31,
	2001	2002	2003	2004	2005
STATEMENT OF CASH FLOW DATA: (for continuing and discontinued operations)
Net cash provided by (used in) operating activities	$6,355	$5,015	$5,664	$5,550	$2,894
Net cash provided by (used in) investing activities	(155)	(1,901)	(4,158)	(12,647)	11,474
Net cash provided by (used in) financing activities	(5,284)	(3,643)	(1,638)	7,568	(15,237)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect management’s best judgment based on factors currently known. Actual results could differ materially from those anticipated in these “forward looking statements” as a result of a number of factors, including but not limited to those discussed under the headings “Cautionary Statements,” “Risk Factors,” and “Forward Looking Statements” provided by us pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes contained herein.

RECENT DEVELOPMENTS

On February 14, 2006, we completed the acquisition of Preheat, Inc. (“Preheat”) pursuant to a Stock Purchase and Sale Agreement dated December 29, 2005 between us and the shareholders of Preheat. We purchased 100% of the outstanding common stock of Preheat for a purchase price of $22.5 million consisting of $16 million in cash plus the issuance of 900,000 shares of our common stock and $4 million in buyer promissory notes. In addition, we assumed $1.6 million of certain long-term debt of Preheat. As a condition of closing, Preheat was required to have on hand excess working capital of at least $4.5 million.

RECLASSIFICATION OF FINANCIAL STATEMENTS

Effective June 30, 2005, we sold our Aviation Transportation Services segment. The income statements for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 have been revised to properly present the comparative information related to the Aviation Transportation Services segment. For these periods, the activities of the Aviation Transportation Services segment has been presented as discontinued operations.

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

A number of factors affect the decision of oil and gas companies to pursue the acquisition of seismic data and the exploration for oil and gas, including (i) prevailing and expected oil and gas demand and prices; (ii) the cost of exploring for, producing and developing oil and gas reserves; (iii) the discovery rate of new oil and gas reserves; (iv) the availability and cost of permits and consents from landowners to conduct seismic activity; (v) local and international political and economic conditions; (vi) governmental regulations; and (vii) the availability and cost of capital. The ability to finance the acquisition of seismic data in the absence of oil and gas companies’ interest in obtaining the information is also a factor, as some geophysical companies will acquire seismic data on a speculative basis.

SEASONALITY AND WEATHER RISKS. Our operations are subject to seasonal variations in weather conditions and daylight hours as our activities take place outdoors. On average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours.

RESULTS OF OPERATIONS

The following discussion provides information related to the results of our operations.

As discussed below in “Discontinued Operations,” we sold our Aviation Transportation Services segment effective June 30, 2005. In order to enhance the comparability of the amounts reflected for the periods below, the financial information related to the results of operations for the years ended December 31, 2004 and 2005 has been revised to present the activities of the Aviation Transportation Services segment as discontinued operations. For more information regarding the discontinued operations of the Aviation Transportation Services segment refer to Note 13 of Consolidated Financial Statements, included herein.

Year Ended December 31, 2004 Compared To The Year Ended December 31, 2005:

	YEAR ENDED DECEMBER 31,
	2004	2005
	(In thousands)
Operating revenue	$39,064	$43,350
Operating expenses
Direct costs	28,510	27,515
Depreciation and amortization	4,282	4,627
General and administrative expenses	9,464	8,497

Total operating expenses	42,256	40,639

Operating income (loss)	(3,192)	2,711
Interest expense	3,288	2,836
(Gain) loss on debenture conversion inducement and debt extinguishment	729	(758)
Other (income) expense	290	(835)

Income (loss) before taxes	(7,499)	1,468
Income tax benefit	—	508

Net income (loss) from continuing operations	(7,499)	1,976
Loss from discontinued operations	(6,756)	(3,978)
Loss on disposal of discontinued operations assets	—	(2,271)

Net loss	(14,255)	(4,273)
Preferred stock dividends	(490)	(249)
Non-cash charge attributable to beneficial conversion features of preferred stock	—	(745)

Net loss available to common stockholders	$(14,745)	$(5,267)

Operating revenues increased 11%, or $4.3 million, from $39.1 million to $43.4 million for the years ended December 31, 2004 and 2005, respectively, of which $8.8 million of this increase was due to the June 30, 2004 acquisition of Trussco. Drilling revenues decreased from $30.4 million for the year ended December 31, 2004 to $25.9 million for the year ended December 31, 2005 due to permitting and weather-related delays. Operating revenues are expected to increase in 2006, as the demand for, and range of, our services continue to improve.

Direct costs decreased 4%, or $1.0 million, from $28.5 million in 2004 to $27.5 million in 2005. Operating payroll costs increased $0.9 million from $12.8 million to $13.7 million for the years ended December 31, 2004 and 2005, respectively. Payroll costs from the Trussco acquisition accounted for a $2.9 million increase while the drilling division accounted for a $2.0 million decrease. Repairs and maintenance expenses decreased $0.7 million from 2004 to 2005, with $0.8 million of the decrease related to the drilling division offset by $0.1 million related to Trussco. Explosives expense decreased $0.4 million primarily as a result of the decreased drilling activity in 2005. Contract services decreased $1.9 million company-wide, of which our drilling division accounted for $2.0 million of the decrease with an offsetting increase of $0.1 million related to Trussco. In 2004, we contracted third parties exclusively to provide services for heliportable drilling in the Rocky Mountains where we no longer provide these specialized drilling services. In 2004, we also contracted third parties to provide airboat drilling services during a period when most of our available employees were working on other projects. Rental and lease expenses increased $0.6 million from 2004 to 2005, with a $0.2 million decrease related to the drilling division offset by a $0.8 million increase related to Trussco. Field office expenses and insurance expenses increased $0.5 million collectively, due to the Trussco acquisition. While operating expenses are expected to continue to increase in 2006 as operating revenues increase, we expect these expenses to remain consistent as a percentage of revenues.

Depreciation and amortization costs increased $0.3 million, from $4.3 million in 2004 to $4.6 million in 2005. Depreciation expense increased $0.2 million due to the increase in revenue-producing assets, primarily from the acquisition of Trussco in June 2004. Additionally, amortization expense increased by $0.1 million resulting primarily from amortization of intangible assets related to the Trussco acquisition.

General and administrative expenses decreased $1.0 million from $9.5 million for 2004 to $8.5 million for 2005. Of this decrease, $2.8 million relates to professional services, offset by a $1.6 million increase attributable to the Trussco acquisition. Other general and administrative expense increased by $0.2 million. General and administrative expenses are expected to increase slightly in 2006.

During 2004, we recorded asset impairment charges of $4.2 million related to the revaluation of certain aviation equipment, prepaid repairs and assets held for sale resulting in a charge to expense of $0.6 million, $3.0 million and $0.6 million, respectively. There was no impairment charge required to be recorded in 2005. This 2004 impairment charge, which relates entirely to the Aviation Transportation Services Segment, is included in the loss from discontinued operations.

Interest expense was $2.8 million for the year ended December 31, 2005 compared to $3.3 million for the year ended December 31, 2004. The decrease was partially attributable to decreased levels of debt including the convertible debentures. Interest expense allocated to loss from discontinued operations amounted to $0.9 million and $1.9 million for the year ended December 31, 2005 and 2004, respectively. We expect to manage our senior debt facility as we explore strategic business opportunities.

In 2005, we recorded a $0.8 million accounting gain in connection with the early extinguishment of a portion of our debt compared to a $0.7 million loss during 2004. An additional loss of $0.7 million is included in loss from discontinued operations for 2005 compared to $0.3 million for 2004.

Other (income) expense increased from an expense of $0.3 million to income of $0.8 million. This increase in income was partially attributable to costs incurred as a result of financing transactions that did not close in 2004 coupled with a $0.8 million gain on sale of assets in 2005.

During 2004, the entire amount of the net operating loss carryforward generated was fully reserved as it was determined that more likely than not this increase in deferred tax asset would not be realized in the near future. In 2005, an income tax benefit was recognized in the amount of $0.5 million to establish the deferred tax asset balance to its estimated realizable amount.

As previously discussed, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations of $4.0 million net of tax benefit, for the year ended December 31, 2005 compared to $6.8 million for the year ended December 31, 2004. Included in the 2004 loss from discontinued operations is the asset impairment charge of $4.2 million mentioned above. Additionally, we recorded a loss of $2.3 million on the sale of our Aviation Transportation Services segment.

Preferred stock dividends were $0.5 million and $0.2 million, respectively, for the years ended December 31, 2004 and 2005. Furthermore, we recorded a non-cash charge (deemed dividend) attributable to the beneficial conversion feature associated with the Series C 9% Convertible Preferred Stock issued during 2005.

Year Ended December 31, 2003 Compared To The Year Ended December 31, 2004:

	YEAR ENDED DECEMBER 31,
	2003	2004
	(In thousands)
Operating revenue	$31,555	$39,064
Operating expenses
Direct costs	21,586	28,510
Depreciation and amortization	3,355	4,282
General and administrative expenses	3,718	9,464

Total operating expenses	28,659	42,256
Operating income (loss)	2,896	(3,192)
Interest expense	943	3,288
Loss on debenture conversion inducement and debt extinguishment	—	729
Other (income) expense	(114)	290

Income (loss) before taxes	2,067	(7,499)
Income tax benefit	1,092	—

Net income (loss) from continuing operations	3,159	(7,499)
Income (loss) from discontinued operations	324	(6,756)

Net income (loss)	3,483	(14,255)
Preferred stock dividends	(484)	(490)

Net income (loss) available to common stockholders	$2,999	$(14,745)

Operating revenues increased 24%, or $7.5 million, from $31.6 million to $39.1 million for the years ended December 31, 2003 and 2004, respectively, of which $8.7 million of this increase was due to the June 30, 2004 acquisition of Trussco. Drilling revenues decreased slightly from $31.6 million for the year ended December 31, 2003 to $30.6 million for the year ended December 31, 2004 due to permitting and weather-related delays.

Direct costs increased 32%, or $6.9 million, from $21.6 million in 2003 to $28.5 million in 2004. Operating payroll expenses increased $2.3 million from $6.2 million to $8.5 million for the years ended December 31, 2003 and 2004, respectively. Payroll costs from the Trussco acquisition accounted for $2.3 million of the increase while the drilling division accounted for a $0.6 million decrease. Repairs and maintenance expenses decreased $0.3 million from 2003 to 2004, with $0.5 million of the decrease related to the drilling division offset by $0.3 million related to Trussco. Explosives expense increased $1.7 million due to an increase in the cost of explosives and downhole costs on jobs performed in 2004. Contract services increased $0.8 million company-wide, of which our drilling division accounted for $1.3 million of the increase with an offsetting decrease of $0.6 million form our permitting division. In 2004, we contracted third parties exclusively to provide services for heliportable drilling in the Rocky Mountains where we no longer provide these specialized drilling services. In 2004, we also contracted third parties to provide airboat drilling services during a period when most of our available employees were working on other projects. Shop expenses increased $0.4 million from 2003 to 2004 as a result of the Trussco acquisition. Other direct costs increased $2.3 million, of which Trussco accounted for $1.0 million.

Depreciation and amortization costs increased 26%, or $0.9 million, from $3.4 million in 2003 to $4.3 million in 2004. Depreciation expense increased $0.4 million due to the increase in revenue-producing assets, primarily from the acquisitions of Trussco in June 2004. Additionally, amortization expense increased by $0.5 million resulting primarily from amortization of intangible assets related to the Trussco acquisition.

General and administrative expenses increased $5.8 million from $3.7 million for 2003 to $9.5 million for 2004. Of this increase, $2.2 million is attributable to the Trussco acquisition, $2.4 million is related to professional services and $0.4 million is related to payroll increases. Other general and administrative expense increased by $0.8 million.

During 2004, we recorded asset impairment charges of $4.2 million related to the revaluation of certain aviation equipment, prepaid repairs and assets held for sale resulting in a charge to expense of $0.6 million, $3.0 million and $0.6 million, respectively. There was no impairment charge required to be recorded in 2003. This 2004 impairment charge, which relates entirely to the Aviation Transportation Services Segment, is included in the loss from discontinued operations.

Interest expense was $3.3 million for the year ended December 31, 2004 compared to $0.9 million for the year ended December 31, 2003. The increase was partially attributable to increased levels of debt including the convertible debentures coupled with increased interest rates between the periods. Also, $1.3 million of the increase related to amortization of deferred loan costs and $0.7 million related to the amortization of debt discounts originally recorded in conjunction with the convertible debentures in early 2004. Interest expense allocated to loss from discontinued operations amounted to $1.9 million and $0.5 million for the year ended December 31, 2004 and 2003, respectively.

We recorded a $1.0 million accounting loss in connection with the inducement for early extinguishment of a portion of our convertible debentures during 2004. Of that loss, $0.3 million is included in loss from discontinued operations. There was no such charge in 2003.

Other expense (income) decreased from income of $0.1 million to expense of $0.3 million. This increase in expense was due to costs incurred as a result of financing transactions that did not close.

In 2003, we reversed $1.6 million of the allowance for deferred taxes previously reserved of which $0.5 million was allocated to discontinued operations. There were no taxes recorded in 2004 due to the significant net operating loss incurred. During 2004, the entire amount of the net operating loss carryforward generated was fully reserved as it was determined that more likely than not this increase in deferred tax asset would not be realized in the future.

As previously discussed, we sold our Aviation Transportation Services segment on June 30, 2005. In order to enhance the comparability of the amounts from year to year, the financial information related to the results of operations for the years ended December 31, 2003 and 2004 has been adjusted to present the activities of the Aviation Transportation Services segment as discontinued operations. The income, net of tax benefit, related to those discontinued operations was $0.3 million for the year ended December 31, 2003 and the loss related to the discontinued operations was $6.8 million for the year ended December 31, 2004. Included in the 2004 loss from discontinued operations is the asset impairment charge of $4.2 million mentioned above.

Accretion of preferred stock and preferred stock dividends remained constant at $0.5 million for the years ended December 31, 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had approximately $0.2 million in cash on hand and approximately $2.4 million available on our revolving line of credit. This compares to approximately $1.0 million in cash on hand and no availability on our revolving line of credit at December 31, 2004. At December 31, 2005, we had a working capital deficit of approximately $0.02 million as compared to a working capital deficit of approximately $22.1 million at December 31, 2004. Our increase in working capital is the result of restructuring and settlement of certain debt obligations during 2005.

Cash provided by continuing operating activities was $3.2 million, $6.0 million and $6.0 million in the years ended December 31, 2005, 2004 and 2003, respectively. The largest contributing factors in 2003 were a result of non-cash transactions and a decrease in prepaid expenses and other current assets. In 2004, the largest contributing factors were a result of non-cash transactions, an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets. In 2005, the largest contributing factors were a result of non-cash transactions, an increase in receivables and a decrease in prepaid expenses and other current assets and accounts payable and accrued expenses.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2004, we acquired Trussco, Inc., purchased approximately $6.4 million of aircraft accounted for as capital leases, and purchased approximately $0.8 million of new vehicles accounted for as capital leases. For the year ended December 31, 2005, we acquired $0.1 million of new vehicles and approximately $0.1 million in aviation support equipment as well as $0.2 million in equipment and approximately $0.3 million in facility improvements. In 2005, we sold the assets of our Aviation Transportation Services segment. Proceeds from the sale were used to repay capital lease obligations related to that division. In 2006, we plan to continue to explore strategic business opportunities, renew our rolling stock and expand and upgrade our facilities and equipment to improve efficiency of our operations.

During the quarter ended March 31, 2005, we repaid approximately $3.3 million of our debt primarily related to our equipment notes, capital leases and real estate loans. Furthermore, we extinguished three capital leases totaling $2.9 million as a result of our disposition of three helicopters.

During the quarter ended June 30, 2005, we finalized a new $50.0 million senior credit facility, which we also refer to as the Term A Loan. The proceeds from the Term A Loan were used to re-finance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions which are under consideration. During the year ended December 31, 2005, a portion ($9.35 million) of the $11.0 million proceeds from the sale of the Aviation Transportation Services segment were used to repay a portion of the Term A Loan as well as a $3.4 million repayment from proceeds of the Term B Loan discussed below. At December 31, 2005, the balance owed on the facility was $4.5 million.

During the quarter ended September 30, 2005, we completed a new $25 million multiple draw term credit facility, which we also refer to as our Term B Loan. The proceeds from the Term B Loan were used to (i) reduce indebtedness under our Term A Loan; (ii) retire certain Subordinated Notes; (iii) retire certain Subordinated Debt; and, (iv) provide working capital and funds necessary for potential strategic transactions. At December 31, 2005, the balance owed on the Term B Loan was $9.0 million.

Loan closing costs of $3.6 million were incurred during the year ended December 31, 2005 related to the Term A and Term B Loans and a total of $0.5 million was incurred during the year ended December 31, 2005 related to our various credit facilities.

LONG-TERM DEBT

At December 31, 2004 and 2005, long-term debt consists of the following:

	DECEMBER 31,
	2004	2005
	(In thousands)
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.42% at December 31, 2004) maturing July 31, 2006, secured by various property and equipment, repaid in full	$867	$—
Notes payable to a bank with interest payable at Prime plus 1.75% (8.25% at December 31, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,354
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft, repaid in full	168	—
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft, repaid in full	1,697	—
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft, repaid in full	238	—
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	195
Notes payable to a bank with interest at 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment, repaid in full	6,500	—
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	1,000
Capital lease payable to leasing companies secured by vehicles	1,198	729
Capital lease payable to finance companies	9,100	941
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	913
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005) maturing August 29, 2010, secured by various property and equipment	—	9,000
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80% at December 31, 2005), maturing May 18, 2010, secured by various equipment	—	4,540
Other debt	86	52

Total	24,460	18,724
Less: current maturities	(6,095)	(2,926)
Less: long-term debt of discontinued operations	(11,228)	—

Long-term debt, less current maturities—continuing operations	$7,137	$15,798

LINE OF CREDIT

We have a working capital revolving line of credit agreement (the “Line”). Availability under the Line is the lower of: (i) $15.0 million or (ii) the eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate plus 1.5% (9.25% at December 31, 2005) and matures in May 2010. The Line is collateralized by accounts receivable and is subject to certain customer concentration limitations. As of December 31, 2005, we had $4.8 million outstanding under the Line. The weighted-average interest rate on borrowings under our revolving lines of credit was 6.0% and 7.7% for the years ended December 31, 2004 and 2005, respectively. Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of December 31, 2004 and 2005, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

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

CAPITAL LEASES

During the year ended December 31, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contain a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which was then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, whichever is shorter. These leases were paid in full from proceeds of our Term A Loan in the third quarter of 2005.

We also lease several vehicles used in our seismic drilling operations under 40-month capital leases.

CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the “Initial Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes model. The value of these warrants was recorded as debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The 1-year Series A warrants expired during 2005.

On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the Initial Debentures, hereinafter referred to as the “Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance.

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

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the period in which the debentures can be put to us. A total of $0.9 million is included in interest expense and $0.2 million loss on extinguished related to the amortization of the debt discounts for the year ended December 31, 2004. Since the Debentures were in default at December 31, 2004, the entire amount of the debt discount was charged to expense during 2004.

Prior to maturity of the Debentures, the holders of the Debentures had the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the common stock that may have been issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders’ intent to exercise a Put Option, we had the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures were satisfied, shares of our common stock. If we elected to pay the Put Option with common stock, the underlying shares would have been valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would have delivered was equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We did not redeem for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December 2004 and January, February, March and April 2005.

As provided for in the terms of the applicable Securities Purchase Agreements, the Debenture holders received Put Option payments of $1.3 million in principal, plus accrued interest, each on August 5, 2004, on September 9, 2004 and on October 25, 2004. In accordance with APB Opinion No. 26 “Early Extinguishment of Debt,” we recorded $0.2 million as a loss on extinguishment of debt in 2004 as a result of the early extinguishment of these portions of the Debentures. (See Note 4 to the Consolidated Financial Statements).

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the “Amendment”) with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted us, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of this conversion and in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 84, “Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26,” we recorded $0.9 million in debt conversion expense in 2004.

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against the holders of the Debentures and other third parties (collectively, the “Debenture Holders”). In the suit, we alleged that the Debenture Holders violated Section 16(b) of the Securities Exchange Act of 1934, and we sought the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On May 18, 2005, we entered into settlement agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (see Note 4 to the Consolidated Financial Statements). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain of $0.2 million at the close of these transactions. The Subordinated Debenture Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million.

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing facility, and increased our Line to $15 million from its previous level of $12 million. Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to refinance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. The Term A Loan matures in May 2010 and will be repaid in equal payments of up to a 50% balloon at maturity date, with interest, paid in arrears and accruing at the initial annual interest rate of 30-day LIBOR plus 6.5% (10.80% at December 31, 2005). Upon the completion of the sale of the aviation transportation services segment, the total borrowing base under the Term A Loan was reduced to $30.0 million. Proceeds from the sale of the Aviation Transportation Services segment were used to pay approximated $9.35 million on the Term A Loan during July 2005, leaving an outstanding balance of approximately $8.6 million. Additionally, a portion of the proceeds from the Term B Loan (discussed below) were used to reduce the balance of the Term A Loan to approximately $5.0 million in August 2005.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25 million multiple draw term credit facility. Under the terms of the Term B Loan, borrowings will be done through advances at our request in minimum amounts of $2 million. Quarterly payments in the amount of $0.175 million, plus interest, will begin on April 1, 2008 and the Loan matures in August 2010 and accrues interest at the rate of LIBOR plus 8% (12.41% at December 31, 2005). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. The proceeds from the Term B Loan were used to (i) reduce the current outstanding balance under our Term A Loan by $3.4 million; (ii) retire approximately $3.3 million of 8% Subordinated Debenture Notes with a payment of $1.5 million cash and the issuance of 750,000 shares of our common stock; (iii) retire

$2 million of certain Subordinated Notes with a payment of $1 million cash and the issuance of 200,000 shares of common stock; and (iv) provide working capital and funds necessary for potential strategic transactions.

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

On May 18, 2005, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 8 to the Consolidated Financial Statements contained herein. Under the terms of the Debt Extinguishment Agreements, we (i) immediately issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. We recognized a gain on debt extinguishment of $0.3 million upon closing the transaction.

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. At December 31, 2005, we also had outstanding a $2.0 million contingent Earnout Note payable, none of which had been earned. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Notes, if any, will be immaterial. See “Trussco Earnout” in Commitments and Contingencies below.

SERIES C 9% CONVERTIBLE PREFERRED STOCK

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (the “Series C Preferred”) in conjunction with the completion of the Term A Loan more fully described above. Our Series C Preferred is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, the closing date of the first tranche, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3,500,000. The second tranche closed on August 29, 2005, at which time the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

As mentioned above, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred has been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the year ended December 31, 2005, 128 shares of Series C Preferred were issued as PIK dividends at par.

RELATED PARTY TRANSACTIONS

During the three year period ended December 31, 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate (See Note 9 to the Consolidated Financial Statement for the accounting for preferred stock). In February 2004 and April 2004, we issued $10 million and $5.05 million, respectively, of 6.5% Subordinated Convertible Debentures (See Note 4 to the Consolidated Financial Statements). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred Stock outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2004 there are no Series A Preferred outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends. At December 31, 2005, 29 shares of Series B Preferred Stock remain outstanding.

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

During 2003, in order to facilitate a settlement of ongoing litigation between certain of our affiliates, we agreed to re-price and extend the maturity dates of certain warrants owned by the defendant affiliates but transferred in settlement of the litigation to the plaintiff affiliates. The exercise prices of the transferred warrants ranged from $2.25—$6.00 per share. The maturity dates of the transferred warrants ranged from November 1, 2004 to July 1, 2005. The transferred warrants were re-priced at $1.54 per share and the maturity dates were extended to November 1, 2006. Our statement of operations includes a non-recurring charge of approximately $0.1 million representing the differences in the fair market value of the originally issued warrants and the re-priced warrants. In 2004 all re-priced warrants were exercised.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion of the Term A Loan more fully described above. Our Series C Preferred is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, the closing date of the first tranche, we issued an aggregate of 3,500 shares of Series C Preferred Stock and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3,500,000. The second tranche closed on August 29, 2005, at which time the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

The Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of PIK dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the year ended December 31, 2005, 128 shares of Series C Preferred were issued as PIK dividends at par.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

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

ACCOUNTS RECEIVABLE

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful account may be required. Due to the nature of our industry, we may periodically have concentration of credit risks. As a result, adjustments to the allowance for doubtful accounts may be significant.

INVENTORY

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

INCOME TAXES

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

STOCK BASED COMPENSATION

We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permits the continued use of the method prescribed by Opinion No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. As required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, a table illustrating the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is presented in Note 1 of the accompanying Consolidated Financial Statements included herein.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”), we are accounting for the Brazoria market as a separate unit within American Helicopters, Inc. and have accounted for our exit from this market as discontinued operations in 2004. Effective June 30, 2005, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million. The proceeds were used to repay advances under our Term A Loan and for additional working capital. See Note 13 to the Consolidated Financial Statements included herein.

In order to facilitate comparability between the periods, the revenues and expenses of the Aviation Transportation Services segment have been reclassified to income (loss) on discontinued operations in the accompanying financial information for the years ended December 31, 2001 through 2005. There was no effect on net income (loss) as a result of the reclassifications.

IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value, which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2005 are comprised of eight marsh buggies. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,000 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the year ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

During the quarter ended June 30, 2005, the aviation-related improvements at the Mouton Cove facility were deemed to be impaired as a result of the sale of our Aviation Transportation Services segment. A charge was recorded against operations in the amount of $0.5 million reflecting the impairment of the value of that facility. The facility was not included in the sale of our Aviation Transportation Services segment.

COMMITMENTS AND CONTINGENCIES

On June 30, 2004, we amended Restricted Stock Incentive Agreements with certain executive officers into Amended and Restated Incentive Agreements (collectively referred to hereinafter as the “Incentive Agreements”)

that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. Tax equalization payments were also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were fair valued at a per share price of $5.05 at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was increased after approval by the stockholders. From June 30, 2004 until November 30, 2004, the awards were accounted for under FASB Interpretation (FIN) No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock and have put into escrow the number of shares of common stock to settle the award. Accordingly the previous unvested portion of the award was charged to expense which totaled $0.8 million and was recorded as compensation expense as of December 31, 2004.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company’s common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company’s common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company’s common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company’s common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at December 31, 2005 is $6.7 million but no compensation expense has been recorded at December 31, 2005 because the award is contingent on future events, none of which are considered probable at December 31, 2005.

In addition, we entered into employment contracts with certain key executive management effective until various dates ranging from December 31, 2006 through February 2009 with automatic extensions for additional, successive one year periods, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

In connection with the Trussco acquisition, we entered into employment contracts with three former Trussco stockholders effective until December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. During 2005, two of these employment contracts were terminated.

TRUSSCO EARNOUT

In connection with the acquisition of Trussco, we issued to certain former stockholders of Trussco a promissory note (“Earnout Note”) that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agree to pay these stockholders on or before June 30, 2007, the lesser of (i) the amount of $3 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA (earnings before interest, taxes, depreciation and amortization) for the 36-month period ending December 31, 2006, less the sum of $9 million, plus the long-term and former stockholder debt existing as of June 30, 2004 of Trussco that we assumed, which totaled $1.5 million.

On May 18, 2005, we entered into early Debt Extinguishment Agreements on $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 8 of our Consolidated Financial Statements contained herein. Under the terms of the Debt Extinguishment Agreements, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note, we agreed to (i) immediately issue 0.2 million shares of our common stock; and, (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note. At December 31, 2005, we had a $2.0 million contingent Earnout Note payable, none of which had been earned. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Notes, if any, will be immaterial.

CONTRACTUAL DEBT OBLIGATIONS

We have the following contractual debt obligations as of December 31, 2005:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	AFTER 4 YEARS
	(In thousands)
Long-term debt	$17,054	$2,273	$8,209	$6,572
Capital lease obligations	1,670	653	1,007	10
Line of credit	4,750	4,750	—	—
Insurance notes	1,692	1,692	—	—

Total Contractual Cash	$25,166	$9,368	$9,216	$6,582

We have the following operating lease commitments as of December 31, 2005:

	PAYMENTS DUE BY PERIOD
	2006	2007	2008
	(In thousands)
Operating leases	$376	$278	$164

We believe that cash flow generated from operations in 2006 will be sufficient to fund our working capital needs, satisfy our debt service requirements and contractual commitments, and fulfill our un-financed capital expenditure needs for at least the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As mentioned above, we have various vehicle and facilities leases which are classified as operating leases for reporting purposes. The total future commitments under these leases is $0.8 million.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, as amended on April 14, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. Based upon current estimates, we believe that the charge to earnings in 2006 related to SFAS No. 123 (R) will be approximately $0.3 million.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” (“SFAS No. 153”) is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 30” (“SFAS No. 154”). This statement changes the requirements for accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have an effect on our consolidated financial statements.

SUBSEQUENT EVENTS

On February 14, 2006, we completed the acquisition of Preheat, Inc. (“Preheat”) pursuant to a Stock Purchase and Sale Agreement dated December 29, 2005 between us and the shareholders of Preheat. We purchased 100% of the outstanding common stock of Preheat for a purchase price of $22.5 million consisting of $16 million in cash plus the issuance of 900,000 shares of our common stock and $4 million in buyer promissory notes. In addition, we assumed $1.6 million of certain long-term debt of Preheat. As a condition of closing, Preheat was required to have on hand at closing excess working capital in excess of $4.5 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2005 subject to interest rate risk. All instruments described are non-traded instruments and approximated fair value.

	2006	2007	2008	2009	2010
	(dollars in thousands)
Long-term debt
Fixed Rate	$1,038	$1,838	$782	$62	$110
Average interest rate	5.3%	5.4%	8.3%	7.9%	8.0%
Variable Rate	$1,888	$1,891	$2,486	$2,157	$6,472
Average interest rate	10.7%	10.7%	11.8%	12.3%	11.7%
Short-term debt
Fixed Rate	$1,692	—	—	—	—
Average interest rate	4.7%	—	—	—	—
Variable Rate	$4,750	—	—	—	—
Average interest rate	9.3%	—	—	—	—

INTEREST RATE EXPOSURE

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements at December 31, 2005 with fixed interest rates totals $2.2 million. At December 31, 2005, 87% of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to increase net loss before provision for income taxes by approximately $0.2 million for the year ended December 31, 2005.

FOREIGN CURRENCY RISKS

We transact 100% of our business in U.S. dollars, thus we are not subject to foreign currency exchange risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

OMNI Energy Services Corp.

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. as of December 31, 2004 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNI Energy Services Corp. as of December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OMNI Energy Services Corp.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year then ended December 31, 2003 of OMNI Energy Services Corp. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of OMNI Energy Services Corp. and its cash flows for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ FITTS, ROBERTS & CO., P.C.

Houston, Texas

March 12, 2004, except as to Notes 1, 11, and 13 as they

    relate to 2003 for which the date is July 29, 2005

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,043	$174
Trade receivables, net	7,824	8,094
Other receivables	62	1,882
Parts and supplies inventory	2,093	1,787
Prepaid expenses and other current assets	2,739	2,458
Deferred tax asset	1,492	2,000
Current assets of discontinued operations	6,766	295
Assets held for sale	108	108
Assets held for sale of discontinued operation	3,834	—

Total current assets	25,961	16,798

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	18,965	14,922
Property, plant and equipment of discontinued operations, net	10,839	—

Total property, plant and equipment, net	29,804	14,922

OTHER ASSETS:
Goodwill	2,006	2,924
Customer intangible assets, net	1,620	1,520
Licenses, permits and other intangible assets, net	5,142	3,934
Loan closing costs, net	521	3,197
Other assets	243	463
Other non-current assets of discontinued operations	616	—

	10,148	12,038

TOTAL ASSETS	$65,913	$43,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,967	$5,374
Accrued expenses	2,379	1,382
Current maturities of long-term debt	6,095	2,926
Insurance notes payable	2,500	1,692
Line of credit	9,162	4,750
Convertible debentures	11,097	—
Current maturities of long-term debt, discontinued operations	5,513	—
Current liabilities of discontinued operations	3,384	698

Total current liabilities	48,097	16,822

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,137	15,798
Other long-term liabilities	100	3
Long-term debt of discontinued operations, less current maturities	5,715	—

Total long-term liabilities	12,952	15,801

Total liabilities	61,049	32,623

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible 8% Preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2004 and 2005 and 5,128 shares of Series C issued and outstanding at December 31, 2005, liquidation preference of $1,000 per share	29	806
Common stock, $.01 par value, 45,000,000 shares authorized; 11,679,565 and 15,272,121 issued and 11,408,219 and 15,136,448 outstanding at December 31, 2004 and 2005, respectively	117	153
Treasury stock, 271,346 and 135,673 shares, at cost, at December 31, 2004 and 2005, respectively	(529)	(264)
Preferred stock dividends declared	2	123
Additional paid-in capital	65,448	75,787
Accumulated deficit	(60,203)	(65,470)

Total stockholders’ equity	4,864	11,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,913	$43,758

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands, except per share data)
Operating revenue	$31,555	$39,064	$43,350
Operating expenses:
Direct costs	21,586	28,510	27,515
Depreciation and amortization	3,355	4,282	4,627
General and administrative expenses	3,718	9,464	8,497

Total operating expenses	28,659	42,256	40,639

Operating income (loss)	2,896	(3,192)	2,711
Interest expense	943	3,288	2,836
(Gain) loss on debenture conversion inducement and debt extinguishment	—	729	(758)
Other (income) expense	(114)	290	(835)

Income (loss) before income taxes	2,067	(7,499)	1,468
Income tax benefit	1,092	—	508

Net income (loss) from continuing operations	3,159	(7,499)	1,976
Gain (loss) from discontinued operations, net of taxes	324	(6,756)	(3,978)
Loss on disposal of discontinued operations assets, net of taxes	—	—	(2,271)

Net income (loss)	3,483	(14,255)	(4,273)
Dividends on preferred stock	(484)	(490)	(249)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	—	(745)

Net income (loss) available to common stockholders	$2,999	$(14,745)	$(5,267)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.30	$(0.73)	$0.07
Income (loss) from discontinued operations	0.04	(0.62)	(0.30)
Loss on disposal of discontinued operations assets, net of taxes	—	—	(0.17)

Net income available to common stockholders	$0.34	$(1.35)	$(0.40)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.28	$(0.73)	$0.07
Income (loss) from discontinued operations	0.03	(0.62)	(0.29)
Loss on disposal of discontinued operations assets, net of taxes	—	—	(0.16)

Net income (loss) available to common stockholders	$0.31	$(1.35)	$(0.38)

Number of weighted average shares:
Basic	8,772	10,884	13,251
Diluted	11,362	10,884	13,683

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT
	(Dollars in thousands)
BALANCE, December 31, 2002	12,100	$12,100	9,101,778	$91	$(706)
—Stock option exercised for cash	—	—	467,951	5	—
—Preferred stock dividends declared	—	—	—	—	—
Comprehensive income:
—Net income	—	—	—	—	—
—Foreign currency translation adjustments	—	—	—	—	—

Total comprehensive income
BALANCE, December 31, 2003	12,100	12,100	9,569,729	96	(706)
—Issuance of common stock for services	—	—	69,930	1	—
—Issuance of common stock warrants for services	—	—	—	—	—
—Convertible debenture warrants recorded as debt discount	—	—	—	—	—
—Debenture conversion inducement	—	—	200,000	2	—
—Stock based compensation	—	—	—	—	—
—Stock option and warrant exercised for cash	—	—	1,839,906	18	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid	—	—	—	—	—
—Redemption of preferred stock	(12,071)	(12,071)	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	177
Comprehensive income:
—Net loss	—	—	—	—	—
—Foreign currency translation adjustments	—	—	—	—	—

Total comprehensive loss
BALANCE, December 31, 2004	29	29	11,679,565	117	(529)
—Issuance of common stock for services	—	—	284,000	3	—
—Stock based compensation	—	—	30,000	—	—
—Stock options and warrants exercised for cash	—	—	283,556	3	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid	128	128	—	—	—
—Issuance of preferred stock and warrants, net of offering costs	5,000	649	—	—	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	265
—Issuance of common stock in payment of debt	—	—	995,000	10	—
—Issuance of common stock in payment of convertible debentures	—	—	2,000,000	20	—
Comprehensive income:
—Net loss	—	—	—	—	—

Total comprehensive loss
BALANCE, December 31, 2005	5,157	$806	15,272,121	$153	$(264)

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	PREFERRED STOCK DIVIDEND DECLARED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATIVE OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	(Dollars in thousands)
BALANCE, December 31, 2002	$—	$56,831	$(78)	$(48,457)	$19,781
—Stock options exercised for cash	—	1,051	—	—	1,056
—Preferred stock dividends declared	484	—	—	(484)	—
Comprehensive income:
—Net income	—	—	—	3,483	3,483
—Foreign currency translation adjustments	—	—	66	—	66

Total comprehensive income					3,549

BALANCE, December 31, 2003	484	57,882	(12)	(45,458)	24,386
—Issuance of common stock for services	—	340	—	—	341
—Issuance of common stock warrants for services	—	157	—	—	157
—Convertible debenture warrants recorded as debt discount	—	1,110	—	—	1,110
—Debenture conversion inducement	—	939	—	—	941
—Stock based compensation	—	795	—	—	795
—Stock options and warrants exercised for cash	—	3,930	—	—	3,948
—Preferred stock dividends declared	490	—	—	(490)	—
—Preferred stock dividends paid	(972)	—	—	—	(972)
—Redemption of preferred stock	—	—	—	—	(12,071)
—Issuance of treasury shares for stock based compensation	—	295	—	—	472
Comprehensive income:
—Net loss	—	—	—	(14,255)	(14,255)
—Foreign currency translation adjustments	—	—	12	—	12

Total comprehensive loss					(14,243)

BALANCE, December 31, 2004	2	65,448	—	(60,203)	4,864
—Issuance of common stock for services	—	267	—	—	270
—Stock based compensation	—	9	—	—	9
—Stock options and warrants exercised for cash	—	526	—	—	529
—Preferred stock dividends declared	249	—	—	(249)	—
—Preferred stock dividends paid	(128)	—	—	—	—
—Issuance of preferred stock and warrants, net of offering costs	—	3,788	—	—	4,437
—Beneficial conversion feature associated with preferred stock	—	745	—	(745)	—
—Issuance of treasury shares for stock based compensation	—	(265)	—	—	—
—Issuance of common stock in payment of debt	—	2,089	—	—	2,099
—Issuance of common stock in payment of convertible debentures	—	3,180	—	—	3,200
Comprehensive income:
—Net loss	—	—	—	(4,273)	(4,273)

Total comprehensive loss					(4,273)

BALANCE, December 31, 2005	$123	$75,787	$—	$(65,470)	$11,135

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
	(revised)	(revised)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$3,159	$(7,499)	$1,976
Income (loss) from discontinued operations	324	(6,756)	(6,249)

	3,483	(14,255)	(4,273)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	3,355	4,282	4,627
(Gain) loss on property, plant and equipment disposals	(108)	(44)	(826)
Stock based compensation expense	124	1,268	8
Accretion of convertible debenture discount	—	672	—
Amortization of loan closing costs	348	1,099	417
Foreign currency translation adjustments	66	12	—
Gain (loss) on debenture conversion inducement and extinguishment of debt	—	729	(758)
Minority interest	(221)	—	—
Common stock and common stock warrants issued for services	—	—	270
Deferred taxes	(1,092)	—	(508)
Changes in operating assets and liabilities:
Trade receivables	(1,131)	611	(270)
Other receivables	394	40	(782)
Parts and supplies inventory	(270)	(310)	306
Prepaid expenses and other current assets	1,910	2,029	2,685
Other assets	(661)	585	(301)
Accounts payable and accrued expenses	152	2,717	(3,589)
Other long term liabilities	—	(227)	(97)

Net cash provided by (used in) operating activities of continuing operations	6,025	5,964	3,158

Net cash provided by (used in) operating activities of discontinued operations	(361)	(414)	(264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	—	(7,768)	—
Proceeds from disposal of property, plant and equipment	435	450	685
Purchase of property, plant and equipment	(137)	(786)	(591)

Net cash provided by (used in) investing activities of continuing operations	298	(8,104)	94

Net cash provided by (used in) investing activities of discontinued operations	(4,456)	(4,543)	11,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	152	6,727	26,956
Principal payments on long-term debt	(2,264)	(5,894)	(27,254)
Borrowings (payments) on line of credit, net	1,654	4,529	(4,412)
Proceeds from issuance of convertible debentures	—	14,159	—
Proceeds from issuance of preferred stock and associated warrants	—	—	4,677
Repayment of convertible debentures	—	(3,062)	(3,404)
Redemption of preferred stock and dividends	—	(13,043)	—
Loan closing costs	44	(1,230)	(3,229)
Deferred organizational costs	—	—	(240)
Proceeds from issuance of common stock for exercise of stock options and warrants	931	3,948	530

Net cash provided by (used in) financing activities of continuing operations	517	6,134	(6,376)

Net cash provided by (used in) financing activities of discontinued operations	(2,155)	1,434	(8,861)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(132)	471	(869)
CASH, at beginning of year	704	572	1,043

CASH, at end of year	$572	$1,043	$174

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
	(revised)	(revised)
	(In thousands)
Supplemental cash flow disclosures:
Cash paid for interest	$978	$2,101	$3,589

Cash paid for taxes	$—	$—	$—

Supplemental non-cash disclosures:
Equipment acquired under capital lease	$3,689	$3,750	$56

Premium financed with insurance carrier	$2,908	$3,302	$2,405

Common stock and common stock warrants issued for services	$—	$498	$—

Transfer of inventory and property and equipment to assets held for sale	$—	$3,942	$51

Convertible debenture warrants recorded as a debt discount	$—	$1,110	$—

Transfer of discontinued operations assets to assets held for sale	$—	$—	$11,000

Common stock issuance for extinguishment of convertible debentures	$—	$—	$3,200

Issuance of long-term debt for extinguishment of convertible debentures	$—	$—	$4,293

Common stock issuance for extinguishment of long-term debt	$—	$—	$2,099

Issuance of short-term debt for extinguishment of long-term debt	$—	$—	$1,000

Beneficial conversion feature associated with issuance of preferred stock	$—	$—	$744

Exchange of assets held for sale for extinguishment of capital leases	$—	$—	$2,891

Transfer of inventory to prepaid aviation repairs	$—	$—	$328

Dividends declared but not paid	$—	$—	$121

Preferred stock issued as dividends paid-in-kind	$—	$—	$128

Assets transferred from assets held for sale to other receivables	$—	$—	$116

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

We are a leading, integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, and permitting, survey and (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry, for oil and gas companies operating primarily in the Gulf of Mexico.

At December 31, 2005, we operated in two business divisions—Seismic Drilling and Environmental Services. The principal market of our Seismic Drilling division is the marsh, swamps, shallow water and contiguous dry areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services.

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

In November 2003, we acquired American Helicopters, Inc. (“AHI”). AHI operated 17 helicopters from base locations in Louisiana and Texas.

In June 2004, we acquired Trussco, Inc. and Trussco Properties, L.L.C. (collectively “Trussco”). Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico.

We sold our Aviation Transportation Services segment (which included AHI) effective June 30, 2005. This division provided helicopter transportation services to oil and gas companies operating in the shallow waters of the Gulf of Mexico as well as helicopter support services to our Seismic Drilling Division. (See Note 13 for information related to our discontinued Aviation Transportation Services segment). Subsequent to December 31, 2005, we acquired Preheat, Inc. (“Preheat”), a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico.

RECLASSIFICATIONS

The consolidated financial statements have been revised to present the operations of our Aviation Transportation Services segment as discontinued operations. There was no effect on net equity or net income (loss) as a result of the reclassification. Additionally, in 2005, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of OMNI Energy Services Corp., a Louisiana corporation, and subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to be consistent with current year financial statement presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates include asset impairment reserves, useful lives for depreciation and amortization, salvage values of depreciable equipment, valuation of warrants and options, allowance for doubtful accounts receivables and the utilization of deferred tax assets. Actual results could differ from those estimates.

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

As a result of management’s first quarter 2004 change in the aviation fleet’s estimated residual salvage values of each of its aircraft, depreciation expense for 2004 and prospectively will decrease. The pro forma effect of this change in estimate is shown in the table below and reflects what net loss would have been had the changes in estimate not occurred:

	YEAR ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2005
	(In thousands, except per share data)
Net loss available to common stockholders, as reported	$(14,745)	$(5,267)
Effect of change in estimate	(260)	(130)

Net loss available to common stockholders, Pro forma	$(15,005)	$(5,397)

Net loss per common share—as reported:
Basic	$(1.35)	$(0.40)
Diluted	$(1.35)	$(0.38)
Net loss per common share—pro forma:
Basic	$(1.38)	$(0.41)
Diluted	$(1.38)	$(0.39)

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

As a result of the second quarter 2005 change in the amortization periods of the Trussco intangibles, amortization expense for 2005 decreased. The pro forma effect of this change in estimate is shown in the table below and reflects what net loss would have been had the changes in estimate not occurred (in thousands of dollars, except per share amounts):

YEAR ENDED DECEMBER 31, 2005
(In thousands, except per share data)
Net loss available to common stockholders, as reported	$(5,267)
Effect of change in estimate	(600)

Net loss available to common stockholders, pro forma	$(5,867)

Net loss per common share—as reported:
Basic	$(0.40)
Diluted	$(0.38)
Net loss per common share—pro forma:
Basic	$(0.44)
Diluted	$(0.43)

REVENUE RECOGNITION

We recognize revenue as service is rendered. Revenue from our drilling operations is recognized on a per hole basis. Once we have drilled and loaded a source point, revenue from the drilling of such source point is recognized. Similarly, revenue is recognized from our seismic survey operations either on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Permitting is recognized on a per day basis as services are rendered. Our aircraft, which were usually either chartered with a monthly guaranteed rate or for a guaranteed minimum number of hours per day, generated revenue pursuant to a fixed hourly rate. See Note 13 for information related to our discontinued Aviation Transportation Services segment operations. Environmental revenue is recognized upon completion of each cleaning project. From time to time, we may offer discounts from our standard service rates for volume and competitive reasons. These discounts are recorded as a reduction of revenues.

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

INVENTORIES

Inventories consist of parts and supplies used for our drilling operations. All inventories are valued at lower of average cost or market. Parts and supplies are charged to expense when it is determined that such items have no value or when their service hours have expired.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. We provide for depreciation expense on a straight line basis over each asset’s estimated useful life depreciated to their estimated salvage values as follows:

ASSET CLASSIFICATION	USEFUL LIFE	SALVAGE VALUE
Buildings and improvements	25 years	—
Drilling, field and support equipment	5-10 years	10%
Aviation equipment (over five years of age)	10 years	30%
Aviation equipment (five years of age or less)	10 years	40%
Shop equipment	10 years	—
Office equipment	5 years	—
Vehicles	4-5 years	—
Environmental	5 years	—

Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are charged to expense as incurred. Capitalized drilling equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period. There was no interest capitalized for the years ended December 31, 2003, 2004 and 2005. Included in property and equipment at December 31, 2005 is approximately $0.9 million of vehicles purchased under capital lease obligations, net of accumulated depreciation of approximately $0.8 million.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2005 are eight marsh buggies.

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. During the fourth quarter of 2004, we re-assessed the carrying values of our aviation fleet by obtaining an appraisal from a reputable third party appraiser and compared these appraised values to the net book values that we had recorded. As a result of our analysis, as of December 31, 2004 we recorded an impairment of approximately $3.0 million of unamortized prepaid repairs, an impairment of $0.6 million on our aviation fleet and a writedown of $0.6 million related to helicopters held for sale. These impairment charges are included in loss from discontinued operations. During 2005, the aviation-related improvements at the Mouton Cove facility were deemed to be impaired as a result of the sale of our Aviation Transportation Services segment. A charge was recorded against operations in the amount of $0.5 million reflecting the impairment of the value of that facility. Such charge is included in loss from discontinued operations. The facility was not included in the sale of our Aviation Transportation Service segment.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2004, and 2005, we have goodwill of $2.0 million and $2.9 million, respectively. We periodically assessed the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. In conjunction with the acquisition of AirJac during 2002, we recorded a customer intangible of $1.9 million which is being amortized over a period of 20 years; with the acquisition of AHI in 2003, we recorded intangibles of $0.3 million which was being amortized over a period of 5 years subsequently charged against discontinued operations; with the acquisition of Trussco in 2004, we recorded an intangibles of $3.9 million which are being amortized over various time periods ranging from three to 20 years. We recorded $0.1 million in amortization expense related to the intangible assets for the year ended December 31, 2003, and $0.7 million in each 2004 and 2005.

INCOME TAXES

We provide for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for measuring deferred taxes and liabilities due to temporary differences existing at year-end using currently enacted rates (See Note 10). A valuation allowance is provided when necessary to reduce deferred tax assets to amounts expected to be realized.

STOCK BASED COMPENSATION

At December 31, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 9. We account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” permits the continued use of the method prescribed by APB No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income (loss), other than compensation expense recorded on awards to certain executive officers (See Note 8), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years.

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands except per share data)
Net income (loss) available to common stockholders—as reported	$2,999	$(14,745)	$(5,267)
Add: stock-based employee compensation expense (gain) included in net (income) loss, net of tax	—	1,411	8
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(416)	(2,204)	(785)

Net income (loss) available to common stockholders—pro forma	$2,583	$(15,538)	$(6,044)

Net income (loss) available to common stockholders—as reported:
Basic	$0.34	$(1.35)	$(0.40)
Diluted	$0.31	$(1.35)	$(0.38)
Net income (loss) available to common and stockholders—pro forma:
Basic	$0.29	$(1.43)	$(0.46)
Diluted	$0.27	$(1.43)	$(0.44)

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

The weighted average fair value at date of grant for options granted during 2005 was $2.15 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 75%; (c) average risk-free interest rate of 3.81%; and (d) expected life of 6.5 years.

AVIATION OVERHAUL AND REPAIR COSTS

Major overhaul of Federal Aviation Administration component parts for our owned aircraft are capitalized as prepaid repairs, as incurred, and amortized over service hours flown. Routine repairs and maintenance are expensed, as incurred. See Note 13 for information related to our discontinued Aviation Transportation Services segment operations.

EARNINGS PER SHARE

We account for our earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic loss per share we consider dividends and accretion on the Series A Preferred, Series B Preferred and Series C Preferred as a reduction of net income from operations in computing basic net income (loss) per share. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the year ended December 31, 2005, we reported a net loss, thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, convertible debt instruments, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

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

Based upon current estimates, we believe that a charge to earnings in 2006 related to SFAS No. 123 (R) will be approximately $0.3 million.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Board (“APB”) Opinion No. 29” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

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

2.	VALUATION ALLOWANCE ACCOUNTS

The allowance for uncollectible accounts consists of the following:

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO EXPENSE	WRITE-OFF OF UNCOLLECTIBLE AMOUNTS	BALANCE AT END OF PERIOD
	(In thousands)
December 31, 2005 Allowance for uncollectible accounts	$—	$—	$—	$—

December 31, 2004 Allowance for uncollectible accounts	$45	$—	$(45)	$—

3.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following at December 31:

	DECEMBER 31,
	2004	2005
	(In thousands)
Land	$647	$647
Building and improvements	5,621	5,259
Drilling, field and support equipment	29,794	28,727
Aviation equipment	11,030	—
Shop equipment	431	439
Office equipment	1,849	1,835
Vehicles	3,690	2,680

	53,062	39,587
Less: accumulated depreciation	(23,258)	(24,665)

Total property, plant and equipment, net	29,804	14,922
Less: property, plant and equipment of discontinued operations, net	(10,839)	—

Property, plant and equipment, net—continuing operations	$18,965	$14,922

During 2005, some of our facilities and equipment were damaged as a result of Hurricanes Katrina and Rita. As a result of the storms, we incurred damages principally to equipment and vehicles with a cost of approximately $0.6 million. The damage to the equipment was covered by insurance and the proceeds from the insurance policies are included in the consolidated financial statements at December 31, 2005 in other receivables.

4.	LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consists of the following at December 31:

	DECEMBER 31,
	2004	2005
	(In thousands)
Notes payable to a finance company, variable interest rate at LIBOR plus 5.0% (7.42% at December 31, 2004) maturing July 31, 2006, secured by various property and equipment, repaid in full	$867	$—
Notes payable to a bank with interest payable at Prime plus 1.75% (8.25% at December 31, 2005 and 6.75% at December 31, 2004) maturing July 31, 2023, secured by real estate	1,392	1,354
Notes payable to a finance company with interest at 10.24%, maturing May 18, 2008, secured by an aircraft, repaid in full	168	—
Notes payable to a finance company with interest at 6.26%, maturing March 17, 2006, secured by various aircraft, repaid in full	1,697	—
Notes payable to a bank with interest at 8.13%, maturing June 20, 2009, secured by aircraft, repaid in full	238	—
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	214	195
Notes payable to a bank with interest at 12% at December 31, 2004, maturing May 31, 2005, secured by various property and equipment, repaid in full	6,500	—
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	3,000	1,000
Capital lease payable to leasing companies secured by vehicles	1,198	729
Capital lease payable to finance companies	9,100	941
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	—	913
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005) maturing August 29, 2010, secured by various property and equipment	—	9,000
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80% at December 31, 2005), maturing May 18, 2010, secured by various equipment	—	4,540
Other debt	86	52

Total	24,460	18,724
Less: current maturities	(6,095)	(2,926)
Less: long-term debt of discontinued operations	(11,228)	—

Long-term debt, less current maturities—continuing operations	$7,137	$15,798

Annual maturities of long-term debt during each of the years ended December 31, are as follows (in thousands):

YEAR ENDED DECEMBER 31,
(In thousands)
2006	$2,926
2007	3,729
2008	3,268
2009	2,219
2010 and thereafter	6,582

$18,724

The estimated fair value of long-term debt is determined based on borrowing rates currently available to us for notes with similar terms and average maturities and approximates the carrying value as of December 31, 2004 and 2005.

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit agreement (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or, (ii) the eligible accounts receivable. The Line accrues interest at the prime interest rate plus 1.5% (9.25% at December 31, 2005) and matures in May 2010. The Line is collateralized by accounts receivable and is subject to certain customer concentration limitations. As of December 31, 2005, we had $4.7 million outstanding under the Line. The weighted-average interest rate on borrowings under the Line was 6.0% and 7.7% for the years ended December 31, 2004 and 2005, respectively. Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of December 31, 2004 and 2005, as required by EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

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

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). Under the terms of the Term A Loan, funding will be limited to the lesser of $50 million and the sum of (i) 85% of the orderly liquidation value of our aviation fleet; (ii) 75% of the orderly liquidation value of our seismic drilling and environmental equipment; and (iii) 50% of the fair market value of certain real estate. Proceeds from the Term A Loan were used to refinance certain long-term debt, provide working capital and establish funding necessary to complete various strategic transactions under consideration. The Term A Loan matures in May 2010 and will be repaid quarterly in equal payments up to a 50% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 30-day LIBOR plus 6.5% (10.80% at December 31, 2005). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. In conjunction with the disposition of the Aviation Transportation Services segment (See Note 13), effective June 2005, the borrowing base was reduced to $30.0 million. Proceeds from the sale of the Aviation Transportation Services segment were used to repay approximately $9.35 million on the Term A Loan during July 2005, leaving an outstanding balance at that time of approximately $8.6 million. As described below, a portion of the Junior Credit Facility was used to pay approximately $3.4 million toward the balance of the Term A Loan, leaving a remaining balance of $4.5 million at December 31, 2005 after a scheduled principal payment in the fourth quarter.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (12.41% at December 31, 2005). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. The proceeds from the Term B Loan were used to (i) reduce the current outstanding balance under our Term A Loan by approximately $3.4 million to a balance of $5.0 million; (ii) retire approximately $3.3 million of 8% Subordinated Notes with a payment of $1.5 million cash and the issuance of 750,000 shares of our common stock; (iii) retire $2 million of certain Subordinated Debt with a payment of $1 million cash and the issuance of 200,000 shares of our common stock; and (iv) provide working capital and funds necessary for potential strategic transactions.

CAPITAL LEASES

Prior to December 31, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contained a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which was then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, whichever is shorter. These leases were paid in full with proceeds from the Term A Loan (see above). As set forth in Note 13, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million effective June 30, 2005. The aviation assets which were held under capital lease at December 31, 2004 were sold in that transaction. During May 2005, proceeds from the borrowings under the Term A Loan were used to repay certain aviation leases outstanding at that time.

We also lease several vehicles used in our seismic drilling and environmental operations under 40-month capital leases.

Total cost and accumulated depreciation of aircraft and vehicles held under capital leases is as follows:

	DECEMBER 31,
	2004	2005
	(In thousands)
Aircraft	$10,009	$—
Vehicles	2,117	1,694

	12,126	1,694
Less: Accumulated amortization	(1,154)	(795)

Capitalized cost, net	$10,972	$899

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was approximately $0.3 million, $0.7 million and $0.6 million, respectively, for all assets held under capital lease.

Following is a schedule of future minimum lease payments for capital leases as of December 31, 2005:

YEAR ENDED DECEMBER 31,
(In thousands)
2006	$787
2007	481
2008	587
2009	38
2010 and thereafter	10

Total minimum lease payments	1,903
Less: Amount representing interest	(233)

Present value of net minimum lease payments	$1,670

Subsequent to December 31, 2005, the capital leases on vehicles were paid off through a sale/leaseback transaction with a third party leasing company. The capital leases were replaced with twenty-four (24) month operating leases expiring in the first quarter of 2008.

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

On May 18, 2005, in connection with the completion of the Term A Loan, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 8. Under the terms of the Debt Extinguishment Agreements, we were required to (i) issue 0.2 million shares of our common stock; and (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. The Company recognized a gain on debt extinguishment of $0.3 million upon closing the transaction.

On August 29, 2005, in accordance with the Debt Extinguishment Agreements, we paid $1.0 million in cash from the proceeds of the Term B Loan, and issued 0.2 million shares of our common stock in full satisfaction of

$2.0 million of the Stockholder Notes. In addition, we recorded an additional gain on extinguishment of $0.3 million in accordance with the terms of the agreements.

At December 31, 2005, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes payable at December 31, 2005, none of which have been earned. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2006 and accrue interest at rates ranging between 4.6% to 5.0%.

CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10,000,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (the “Initial Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes model. The value of these warrants was recorded as debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The 1-year Series A warrants expired during 2005.

On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5,050,000 in principal amount of 3-year, 6.5% fixed rate, Convertible Debentures (collectively with the Initial Debentures, hereinafter referred to as the “Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance.

Total proceeds of $14.2 million were received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Preferred Stock and dividends in February 2004, $4.9 million was used to redeem the Series B Preferred Stock and dividends in March and April 2004 and the balance used for working capital purposes (See Note 9).

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts are being amortized to interest expense using the effective interest method over the period in which the debentures can be put to us. A total of $0.9 million is included in interest expense and $0.2 million loss on extinguished related to the amortization of the debt discounts for the year ended December 31, 2004. Since the Debentures were in default at December 31, 2004, the entire amount of the debt discount was charged to expense during 2004.

Prior to maturity of the Debentures, the holders of the Debentures had the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered

5,012,237 shares effective June 30, 2004 covering the common stock that may have been issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that may be issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders’ intent to exercise a Put Option, we had the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures were satisfied, shares of our common stock. If we elected to pay the Put Option with common stock, the underlying shares would have been valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would have delivered was equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We did not redeem for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December 2004 and January, February, March and April 2005.

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

On October 8, 2004, we entered into an Amendment and Conditional Waiver Agreement (the “Amendment”) with the holders of the Debentures. Under the terms of the Amendment, the Debenture holders granted us, among other things, the right to pre-pay in cash all, but not less than all, of the outstanding Debentures held by each holder on or prior to November 15, 2004. In exchange for such right, we agreed to allow the holders of the Debentures to convert $2,000 of the principal amount of the April 15, 2004 Debentures into 200,000 shares of common stock at a revised conversion price of $0.01 per share. As a result of this conversion and in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 84, “Induced Conversions of Convertible Debt, an amendment to APB Opinion No. 26,” we recorded $0.9 million in debt conversion expense in 2004.

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against the holders of the Debentures and other third parties (collectively, the “Debenture Holders”). In the suit, we alleged that the Debenture Holders violated Section 16(b) of the Securities Exchange Act of 1934, and we sought the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On May 18, 2005, we entered into settlement agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). We recorded a gain of $0.2 million at the close of these transactions. The Subordinated Debenture Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2004		2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION
	(In thousands)
Aviation hull and component overhaul system	$295	$59	$—	$—
Customer lists(a)	1,920	300	1,920	400
Trademark/tradename(a)	—	—	2,900	942
Non-compete agreements(a)	—	—	240	72
Trussco licenses and permits(a)	5,713	571	800	120

Total amortizable intangible assets	$7,928	$930	$5,860	$1,534

Goodwill	$2,130	$124	$3,048	$124
Acquisition costs	—	—	1,128	—

Total unamortizable intangible assets	$2,130	$124	$4,176	$124

(a)	During 2005, as indicated in Note 1, we changed the amortizable lives and allocation of costs of intangible assets related to the acquisition of Trussco, Inc.

YEAR ENDED DECEMBER 31,	AGGREGATE AMORTIZATION EXPENSE	ESTIMATED AGGREGATE AMORTIZATION EXPENSE
	(In thousands)
2003	$100	$—
2004	730	—
2005	663	—
2006	—	458
2007	—	408
2008	—	358
2009	—	334
Thereafter	—	2,768

Goodwill, net, of $2.0 million is attributable to our previous acquisition of Gulf Coast Resources and $0.9 million is attributable to our acquisition of Trussco, Inc. at December 31, 2005.

6.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements (See Note 9 regarding the accounting for preferred stock). In February and April 2004, we issued $10 million and $5.05 million, respectively, of the Debentures (See Note 4). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2004 there are no Series A Preferred shares outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends. At December 31, 2005, 29 shares of Series B Preferred remain outstanding.

In connection with the original issuance of the Debentures, we issued to the affiliate detachable warrants to purchase 1,912,833 shares of our common stock, of which 293,055 shares were transferred in 2003 to settle certain litigation (See Note 9) and 858,678 shares were cancelled. The balance of 761,100 shares was exercised during the first quarter of 2004 at an exercise price of $2.25.

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

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (the “Series C Preferred”) in conjunction with the completion of the Senior Credit Facility more fully described above. Our Series C Preferred is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, the closing date of the first tranche, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3,500,000. The second tranche closed on August 29, 2005, at which time the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

As mentioned above, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred has been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the year ended December 31, 2005, 128 shares of Series C Preferred were issued as PIK dividends at par.

During the three month periods ended March 31, 2005 and December 31, 2004, two of our executives deferred receipt of salary totaling $120,000 and $37,000 respectively. Beginning in the quarter ended June 30,

2005, we paid $120,000 toward this liability. At December 31, 2005 and 2004, the total amount owed to these two executives was $0 and $37,000, respectively,

7.	VENDOR, CUSTOMER AND CREDIT CONCENTRATION

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

During the year ended December 31, 2005, two customers associated with the drilling division, accounted for 38% (20% and 18%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2005, are amounts receivable from these customers totaling approximately 37% (33% and 4%, respectively) of total accounts receivable.

During the year ended December 31, 2005, one vendor associated with the drilling division accounted for 15% of our total direct costs. Included in accounts payable as of December 31, 2005 are amounts payable to this vendor totaling approximately 28% of total accounts payable.

8.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Total rental expense inclusive of equipment leased on a short-term basis, was $0.4 million, $0.9 million and $1.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

We have the following operating lease commitments under non-cancelable lease terms, as of December 31, 2005:

	PAYMENTS DUE BY PERIOD
	2006	2007	2008
	(In thousands)
Operating leases	$376	$278	$164

INSURANCE

Trussco, Inc. maintains a self-insurance program for a portion of its health care and workers’ compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2005, the Company had $0.1 million of accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of December 31, 2005.

SERIES A AND SERIES B PREFERRED STOCK LITIGATION

On December 7, 2005, the Fourth Circuit Court of Appeal for the State of Louisiana granted our writ application for supervisory review and rendered a judgment granting our Motion for Partial Summary Judgment seeking a declaratory judgment against Steven T. Stull, a former director, and Advantage Capital Partners, et. al (“ACP”). On February 13, 2005, we commenced litigation against Mr. Stull and ACP, and their respective insurers seeking a declaratory judgment confirming our right to redeem, rather than convert, its shares of Series A and Series B 8% Convertible Preferred Stock under our Articles of Incorporation, as amended and other applicable operative documents and agreements. The Court determined that we had the right to redeem, rather than convert both the Series A and Series B preferred stock within 30 days after receiving the notices of conversion from ACP.

On December 20, 2005, the United States District Court for the Eastern District of Louisiana granted our Motion to Dismiss a lawsuit filed by ACP and its affiliates against us and certain of our executive officers. In the lawsuit filed on March 26, 2004, ACP and its affiliates alleged that (i) we and the executive officers misrepresented material facts and failed to disclose material facts related to the intention to redeem our Series A Preferred and Series B Preferred, and (ii) our officers breached their fiduciary duties. The Court held that ACP had failed to satisfy the pleading requirements for alleging fraud under federal securities laws.

DEBENTURE LITIGATION

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against the holders of the Debentures and other third parties (collectively, the “Debenture Holders”). In the suit we alleged that the Debenture Holders violated Section 16(b) of the Securities Exchange Act of 1934 and we sought the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On May 18, 2005, we entered into settlement agreements (“Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders (See Note 4). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). We recorded a gain on debt extinguishment of approximately $0.2 million upon closing of these transactions. The Subordinated Debenture Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million.

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

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was approved by the stockholders to be increased. From June 30, 2004 until November 30, 2004 the awards were accounted for under FASB Interpretation (FIN) No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation be measured at the end of each reporting period at the quoted market price of a share of our common stock and the change in the market value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock and the period over period change charged to expense. At November 30, 2004, the market value of a share of our common stock was $2.93 per share resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock award and we have put into escrow the number of shares of common stock to settle the award. Accordingly, the previously unvested portion of the award was charged to expense which, along with the previously recognized $0.5 million, totaled $0.8 million which was recorded as compensation expense as of December 31, 2004.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company’s common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company’s common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company’s common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company’s common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at December 31, 2005 is $6.7 million but no compensation expense has been recorded at December 31, 2005 because the award is contingent on future events none of which are considered probable at December 31, 2005.

In addition, we entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

In connection with the Trussco acquisition (See Note 12), we entered into employment contracts with three former Trussco stockholders effective through December 31, 2006 with automatic extensions for additional, successive one year periods commencing January 1, 2007, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts. During 2005, two of these employment contracts were terminated.

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

At December 31, 2005, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes payable at December 31, 2005, none of which have been earned. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

OTHER CONTINGENCIES

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

9.	STOCKHOLDERS’ EQUITY

COMMON STOCK

We currently have 45,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 11,679,565 and 15,272,121 issued at December 31, 2004 and 2005, respectively. In 2001, we repurchased 361,800 shares of treasury stock, of which during 2004, 90,454 shares were re-issued and during 2005, 135,673 shares were re-issued leaving 135,673 outstanding at December 31, 2005.

PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred which is convertible into common stock of the company at a conversion price of $0.75 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred are convertible into common stock of the company at a conversion price of $1.25 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. The Preferred Stock earns dividends at a rate of 8% of which dividends of $484,000 and $490,000 were recorded during the years ended December 31, 2003 and 2004, respectively. In February 2004, we issued

$10 million of 6.5% Subordinated Convertible Debentures (See Note 4). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2005 there are no Series A Preferred shares outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At December 31, 2005, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion of the Senior Credit Facility more fully described in Note 4. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C Preferred and the warrant exercise prices were supported by a fairness opinion issued by a third party. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.3 million, net of offering costs of $0.2 million. The proceeds of the issuance were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the attributed value to the preferred stock. In addition, the conversion terms of the preferred stock result in a beneficial conversion feature valued at approximately $0.7 million. As a result of the terms of conversion, we recorded a one time charge to retained earnings for this amount representing a deemed dividend to the preferred stockholders with the offset recorded in additional paid in capital.

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

The Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of PIK dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the six months ended December 31, 2005, 128 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in an immaterial beneficial conversion feature. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

At December 31, 2005, 5,128 shares of Series C Preferred remain outstanding and are convertible into 2,629,744 shares of our common stock.

EARNINGS PER SHARE

Basic earning per share (“EPS”) is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. We had 193,146, 63,003 and 683,208 options outstanding for the years ended December 31, 2003, 2004 and 2005, respectively, that were excluded from the calculation of diluted EPS as they were antidilutive. In addition, warrants to purchase up to 1,241,500 and 2,021,363 shares of common stock were also excluded for the years ended December 31, 2004 and 2005, respectively. Additionally, debentures convertible into 1,123,264 and 585,552 shares of common stock and the Stockholder Notes convertible into 319,149 and 186,826 shares of common stock were excluded in the calculation for 2004 and 2005, respectively. Preferred stock convertible into 7,733 and 2,637,477 shares of common stock were excluded from the calculation for 2004 and 2005, respectively.

The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Shares:
Basic shares outstanding	8,772	10,884	13,251
Effect of dilutive securities:
Stock options	111	—	62
Warrants	199	—	370
Preferred stock	2,280	—	—

Dilutive shares outstanding	11,362	10,884	13,683

Due to the Company incurring a net loss for the year ended December 31, 2004, basic and diluted weighted average shares used in the calculation of earnings per share are the same due to the effects of potential dilutive securities being anti-dilutive.

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

In September 1997, we adopted the Stock Incentive Plan (the “Incentive Plan”) to provide long-term incentives to our key employees, officers, directors who are our employees, and our consultants and advisors and non-employee directors (“Eligible Persons”). Under the incentive plan, we may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the date of grant. A total of 2,500,000 shares of common stock have been authorized under the Incentive Plan, of which 906,893 remain available for issuance at December 31, 2005.

In January 1999, we approved the Stock Option Plan (the “Option Plan”) to provide for the grant of options to purchase shares of our common stock to non-officer employees of our Company and our subsidiaries in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the

Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the effective date of the grant. A total of 100,000 shares of common stock are authorized, of which 56,257 remain available for issuance at December 31, 2005.

A summary of our employee stock options as of December 31, 2003, 2004 and 2005, and changes during the years then ended, which give retroactive effect to the one for three reverse stock split effective July 3, 2002, are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	INCENTIVE PLAN OPTIONS
Balance at December 31, 2002	3.03	854,492

Exercisable	3.61	432,399

Granted	2.31	489,500
Exercised	1.88	(119,998)
Forfeited	5.80	(54,854)

Balance at December 31, 2003	2.74	1,169,140

Exercisable	3.10	598,729

Granted	4.00	177,500
Exercised	2.04	(152,312)
Forfeited	6.28	(125,036)

Balance at December 31, 2004	2.63	1,069,292

Exercisable	2.51	741,135

Granted	2.16	477,900
Exercised	1.92	(283,556)
Forfeited	2.37	(325,809)

Balance at December 31, 2005	$2.69	937,827

Exercisable	$2.77	592,011

The following table summarizes information about employee stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICES	NUMBER OUTSTANDING	WGTD. AVG. REMAINING CONTR. LIFE	WGTD. AVG. EXERCISE PRICE	NUMBER EXERCISABLE	WGTD. AVG. EXERCISE PRICE
$1.30 – $ 5.21	932,161	7.6	$2.67	586,345	$2.74
$5.22 – $10.42	5,666	7.8	$6.26	5,666	$6.26

	937,827	7.6	$2.69	592,011	$2.77

A summary of our warrants as of December 31, 2003, 2004 and 2005, and changes during the years then ended, which give retroactive effect to the one for three reverse stock split effective July 3, 2002, are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2002	2.45	2,121,661

Exercisable	2.45	2,121,661

Granted	1.54	293,055
Exercised	2.09	(347,952)
Forfeited	3.73	(293,055)

Balance at December 31, 2003	2.16	1,773,709

Exercisable	2.16	1,773,709

Granted	7.75	1,341,500
Exercised	2.16	(1,687,594)
Forfeited	2.25	(54,166)

Balance at December 31, 2004	7.62	1,373,449

Exercisable	7.65	1,273,449

Granted	2.17	6,550,000
Exercised	0.00	—
Forfeited	7.15	(700,000)

Balance at December 31, 2005	$2.73	7,223,449

Exercisable	$2.73	7,223,449

10.	INCOME TAXES

The components of deferred tax assets and liabilities as of December 31 are as follows:

	DECEMBER 31,
	2004	2005
	(In thousands)
Deferred Tax Assets:
Allowance for doubtful accounts	$134	$188
Net operating loss carryforward	17,439	17,042

Total deferred tax assets	17,573	17,230
Deferred Tax Liabilities:
Property and equipment	(5,403)	(4,690)
Customer intangible	(474)	(1,082)
Less: Valuation Allowance	(9,696)	(9,458)

Net Deferred Tax Asset	$2,000	$2,000

The income tax expense (benefit) for the years ended December 31, consisted of the following:

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands)
Current benefit	$—	$—	$—
Deferred benefit (expense)	(2,518)	4,450	(238)
Less: change in valuation allowance	4,118	(4,450)	238

Total tax benefit	1,600	$—	$—

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, is shown below:

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
Statutory federal rate	34%	34%	34%
State taxes	3	3	3
Valuation allowance	(83)	(37)	(37)

Total	(46)%	0%	0%

As of December 31, 2005, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $46.0 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS No. 109 indicated that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance of $9.5 million for all of the recorded net deferred tax assets. In 2003, we reversed $1.6 million, of this related allowance due to our expectation of generating taxable income in the future. Future adjustments to the valuation allowance may be required if and when circumstances change.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. At December 31, 2005, we conducted our operations principally in two segments—Seismic Drilling, and Environmental Services, all of which operate exclusively in North America. The Aviation Transportation Services segment was sold during 2005 (See Note 13) and its operations are presented as discontinued operations. The Seismic Drilling division is comprised of three segments—Drilling, Survey and Permitting. The Environmental Services division operates as stand alone segment, as did the Aviation Transportation division. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, are located in North America.

The segment classified as Corporate includes all other operating activities to support the executive office, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue was derived through transport of geophones and recorders used to collect the seismic data between receiving points, transport heli-portable drilling units into remote or otherwise inaccessible terrain, transport people and equipment to offshore oil and gas platforms and rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank and vessel cleaning. The following table shows segment information (net of intercompany transactions) as adjusted for discontinued operations for the years ended December 31, 2003, 2004 and 2005:

	DRILLING	AVIATION	ENVIRONMENTAL	CORPORATE	TOTAL
	(In thousands)
2005
Operating revenues	$25,909	$—	$17,441	$—	$43,350
Operating income (loss)	3,781	—	2,179	(3,249)	2,711
Interest expense	—	—	—	2,836	2,836
Depreciation and amortization	3,295	—	1,332	—	4,627
Loss from discontinued operations	—	(3,978)	—	—	(3,978)
Loss on disposal of discontinued segment	—	(2,271)	—	—	(2,271)
Identifiable assets	16,671	295	13,540	13,252	43,758
Capital expenditures	106	140	539	—	785

2004
Operating revenues	$30,398	$—	$8,666	$—	$39,064
Operating income (loss)	2,430	—	597	(6,219)	(3,192)
Interest expense	—	—	—	3,288	3,288
Depreciation and amortization	3,332	—	950	—	4,282
Loss from discontinued operations	—	(6,756)	—	—	(6,756)
Identifiable assets	21,502	22,077	13,264	9,070	65,913
Capital expenditures(1)	162	6,612	21	103	6,898

2003
Operating revenues	$31,555	$—	$—	$—	$31,555
Operating income (loss)	5,288	—	—	(2,392)	2,896
Interest expense	—	—	—	943	943
Depreciation and amortization	3,355	—	—	—	3,355
Income (loss) from discontinued operations	(367)	691	—	—	324
Identifiable assets	22,557	16,923	—	10,809	50,289
Capital expenditures(1)	99	358	—	37	494

(1)	Net of assets obtained in acquisitions (See Note 12).

12.	ACQUISITIONS

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisition of AHI at the date of acquisition:

BALANCE SHEET DATA

(In thousands)
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

Effective June 30, 2005, we sold the equipment and assets related to our Aviation Transportation Services segment. See Note 13 for information related to our discontinued Aviation Transportation Services segment.

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

On May 18, 2005, we entered into debt extinguishment agreements with respect to $2.0 million of the Stockholder Notes (See Note 4) and $1.0 million of the Earnout Note. Under the terms of the Debt Extinguishment Agreements, we were required to (i) issue 0.2 million shares of our common stock; and (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note. We recognized a gain on debt extinguishment of $0.3 million upon closing this transaction.

On August 29, 2005, in accordance with the Debt Extinguishment Agreements, we paid $1.0 million in cash from the proceeds of the Term B Loan, and issued 0.2 million shares of our common stock in full satisfaction of

$2.0 million of the Stockholder Notes. In addition, the Company recorded an additional gain on extinguishment of $0.3 million in accordance with the terms of the agreements.

At December 31, 2005, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes payable at December 31, 2005, none of which have been earned.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment and intangible assets are being amortized over periods ranging from zero to twenty years with no residual value.

(In thousands)
Current assets, including cash of $427	$3,618
Property and equipment	3,695
Other assets	19
Intangible assets	4,644
Current Liabilities	(1,460)
Assumption of Debt	(177)
Stockholder Notes	(3,000)

Cash purchase price	$7,339

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

The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if AHI and Trussco were acquired on January 1, 2003, with the entire results of the Aviation Transportation Segment presented as discontinued operations (See Note 13):

	UNAUDITED RESULTS YEAR ENDED DECEMBER 31,
	2003	2004
	(In thousands, except per share data)
INCOME STATEMENT DATA
Operating revenue	$51,279	$48,536
Operating expenses	47,021	51,259
Net income (loss) from continuing operations available to common stockholders	3,635	(7,884)
Discontinued operations	1,376	(6,756)

Net income (loss) available to common stockholders	$5,011	$(14,640)

Basic income (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$0.41	$(0.72)
Income (loss) from discontinued operations	0.16	(0.62)

Net Income (loss) available to common stockholders	$0.57	$(1.34)

Diluted income (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$0.35	$(0.72)
Income (loss) from discontinued operations	0.13	(0.62)

Net income (loss) available to common stockholders	$0.48	$(1.34)

13.	DISCONTINUED OPERATIONS

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

Effective June 30, 2005, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million. Accordingly, the disposition of the Aviation Transportation Services segment has been accounted for as a discontinued operation in the accompanying financial statements.

Interest expense was allocated to the discontinued operations (Aviation Transportation Services segment) in accordance with the provisions of the EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” The total amounts of interest expense included in income (loss) from discontinued operations is $0.5 million, $1.9 million and $0.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Accordingly, the table below presents all revenues and expenses of the Aviation Transportation Services segment as income (loss) from discontinued operations:

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands)
Revenue	$5,143	$15,350	$4,900

Operating expenses:
Direct operating costs	3,353	11,418	4,629
Depreciation and amortization	547	1,127	521
General and administrative expenses	604	1,943	987

Total operating expenses	4,504	14,488	6,137
Asset impairment	367	4,174	505
Interest expense	456	1,889	1,029
Loss on debt extinguishment	—	279	733
Other expense	—	1,276	(34)

Total expenses	5,327	22,106	8,370

Loss from discontinued operations	(184)	(6,756)	(3,470)
Income taxes	508	—	(508)

Net income (loss) from discontinued operations	$324	$(6,756)	$(3,978)

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

YEAR ENDED DECEMBER 31, 2004
(In thousands)
Lodging and travel	$53
Severance and outplacement	30

Total exit costs	$83

LOSS ON DISPOSAL OF AVIATION TRANSPORTATION SERVICES SEGMENT

As a result of the sale of the Aviation Transportation Services segment, we incurred a loss in the amount of $2.3 million. The table below presents the assets of the Aviation Transportation Services segment as of December 31, 2005 which were removed from the balance sheet as a result of the sale:

	(In thousands)
Inventory		$1,567
Other receivable		411
Prepaid expenses		411
Aircraft held for sale		370
Property, plant and equipment		11,079
Less: accumulated depreciation		(1,708)
Other assets, net of accumulated amortization
Acquisition costs	$13
Intangible assets	207
Loan closing costs	921

		1,141

Total book value of assets sold		$13,271

The loss on the disposal of the Aviation Transportation Services segment is calculated as follows (in thousands):

Proceeds from the sale	$11,000
Less: book value of assets sold	(13,271)

Loss on sale of aviation division	$(2,271)

14.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly financial information presented below has been adjusted from information previously filed in order to present operations from our Aviation Transportation Services segment as discontinued operations.

	QUARTER ENDED
2005	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
	(In thousands except per share data)
Operating revenues	$13,115	$9,463	$9,623	$11,149
Operating expenses	11,583	9,197	9,690	10,169

Operating income (loss)	1,532	266	(67)	980
Other (income) expense	604	161	303	175

Income (loss) before taxes	928	105	(370)	805
Income taxes	—	—	508	—

Income (loss) from continuing operations	928	105	138	805
Loss from discontinued operations	(726)	(2,136)	(411)	(705)
Loss on disposal of discontinued operations assets	—	(2,271)	—	—

Income (loss)	202	(4,302)	(273)	100
Dividends and accretion of preferred stock	—	(704)	(80)	(210)

Net income (loss) available to common stockholders	$202	$(5,006)	$(353)	$(110)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.05)	$0.00	$0.04
Loss from discontinued operations	(0.06)	(0.17)	(0.03)	(0.05)
Loss on disposal of discontinued operations assets	—	(0.18)	—	—

Net income (loss) available to common stockholders	$0.02	$(0.40)	$(0.03)	$(0.01)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.05)	$0.00	$0.04
Loss from discontinued operations	(0.06)	(0.17)	(0.02)	(0.04)
Loss on disposal of discontinued operations assets	—	(0.18)	—	—

Net income (loss) available to common stockholders	$0.02	$(0.40)	$(0.02)	$(0.00)

	QUARTER ENDED
2004	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
	(In thousands, except per share data)
Operating revenues	$8,062	$8,593	$11,276	$11,133
Operating expenses	8,017	10,212	11,932	12,095

Operating income (loss)	45	(1,619)	(656)	(962)
Other (income) expense	297	620	796	2,594

Income (loss) from continuing operations	(252)	(2,239)	(1,452)	(3,556)
Income (loss) from discontinued operations	337	1,356	(2,016)	(6,433)

Income (loss)	85	(883)	(3,468)	(9,989)
Dividends and accretion of preferred stock	(485)	(5)	—	—

Net income (loss) available to common stockholders	$(400)	$(888)	$(3,468)	$(9,989)

Basic income (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.20)	$(0.13)	$(0.31)
Income (loss) from discontinued operations	0.03	0.12	(0.18)	(0.57)

Net loss available to common stockholders	$(0.04)	$(0.08)	$(0.31)	$(0.88)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.20)	$(0.13)	$(0.31)
Income (loss) from discontinued operations	0.03	0.12	(0.18)	(0.57)

Net loss available to common stockholders	$(0.04)	$(0.08)	$(0.31)	$(0.88)

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

RECLASSIFICATION OF PRIOR PERIOD INTERIM FINANCIAL STATEMENTS

Due to the reclassification as a result of the discontinued operations of our Aviation Transportation Services segment as described below and contained herein of the Consolidated Financial Statements previously filed within Forms 10-Q for the quarterly period ended March 31, 2005, such financial statements contained in the Form 10-Q should no longer be relied upon.

	THREE MONTHS ENDED MARCH 31, 2005
	(In thousands, except per share data)
	(as reported)	(reclassification)	(as revised)
Operating revenues	$15,290	$(2,175)	$13,115
Operating expenses	14,013	(2,430)	11,583

Net operating income (loss)	1,277	255	1,532
Interest expense and other	1,075	(471)	604

Income (loss) from continuing operations	202	726	928
Loss from discontinued operations	—	(726)	(726)

Income	$202	$—	$202

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.06	$0.08
Loss from discontinued operations	—	(0.06)	(0.06)

Net Income (loss) applicable to common stockholders	$0.02	$—	$0.02

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.06	$0.08
Income (loss) from discontinued operations	—	(0.06)	(0.06)

Net Income (loss) applicable to common stockholders	$0.02	$—	$0.02

15.	SUBSEQUENT EVENTS

On February 14, 2006, we completed the acquisition of Preheat, Inc. (“Preheat”) pursuant to a Stock Purchase and Sale Agreement dated December 29, 2005 between us and the shareholders of Preheat. We purchased 100% of the outstanding common stock of Preheat for a purchase price of $22.5 million consisting of $16 million in cash plus the issuance of 900,000 shares of our common stock and $4 million in buyer promissory notes. In addition, we assumed $1.6 million of certain long-term debt of Preheat. As a condition of closing, Preheat was required to have on hand at closing excess working capital in excess of $4.5 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this annual report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective.

During our fourth fiscal quarter, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER

NONE.

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because we will file a definitive proxy statement involving the election of directors with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Reference is made to the sections of such proxy statement entitled “ Information About the Company’s Directors”, “Board Committees”, “Executive Officers and Key Managers”, “Annual Compensation”, “Principal Stockholders”, “Certain Relationships and Related Transactions” and “Principal Accounting Fees and Services”, which sections of such proxy statement are incorporated herein.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to Item 8 hereof.
(2)	Financial Statement Schedules: None.
(3)	Exhibits. See Index to Exhibits on page 75. We will furnish to any eligible shareholder, upon written request of such shareholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

OMNI ENERGY SERVICES CORP. (REGISTRANT)

By:	/s/ JAMES C. ECKERT
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES C. ECKERT James C. Eckert	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2006

/s/ G. DARCY KLUG G. Darcy Klug	Executive Vice President (Interim Principal Financial Officer)	March 31, 2006

/s/ GREGORY B. MILTON Gregory B. Milton	Chief Accounting Officer	March 31, 2006

/s/ EDWARD E. COLSON III Edward E. Colson III	Director	March 31, 2006

/s/ MICHAEL G. DEHART Michael G. DeHart	Director	March 31, 2006

/s/ BARRY E. KAUFMAN Barry E. Kaufman	Director	March 31, 2006

/s/ DENNIS R. SCIOTTO Dennis R. Sciotto	Director	March 31, 2006

/s/ RICHARD C. WHITE Richard C. White	Director	March 31, 2006

OMNI ENERGY SERVICES CORP.

EXHIBIT INDEX

EXHIBIT NUMBER
2.1	Stock Purchase and Sale Agreement (Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.1 to our Form 8-K, as amended on June 14, 2004, originally filed with the Commission on June 10, 2004 and incorporated by reference herein).

2.2	Stock Purchase and Sale Agreement (Non-Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.2 to our Form 8-K, as amended on June 14, 2004, originally filed with the Commission on June 10, 2004 and incorporated by reference herein).

3.1	Composite Articles of Incorporation of OMNI Energy Services Corp. (as of November 7, 2000) (filed as Exhibit 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein).

3.2	Form of Articles of Amendment—Articles of Incorporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein).

3.3	Form of Articles of Amendment—Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

3.4	Bylaws of OMNI, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.1	See Exhibit 3.1, 3.2, 3.3 and 3.4 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

4.2	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

4.3	Form of 6.5% Convertible Debenture dated as of February 12, 2004 among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated by reference herein).

4.4	Form of 6.5% Convertible Debenture, dated as of April 15, 2004, among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated by reference herein).

4.5	Form of Warrant to Purchase Common Stock dated as of February 12, 2004 among the Company and certain accredited investors exercisable at $7.15 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.2 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated by reference herein).

4.6	Form of Warrant to Purchase Common Stock dated as of February 12, 2004 among the Company and certain investors exercisable at $8.50 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.3 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated by reference herein).

EXHIBIT NUMBER

4.7	Form of Warrant to Purchase Common Stock, dated as of April 5, 2004, among the Company and certain accredited investors exercisable at $9.00 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.2 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated by reference herein).

4.8	Omnibus Amendment, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 4.3 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated by reference herein).

4.9	Amendment and Conditional Waiver Agreement, dated as of October 8, 2004, among OMNI Energy Services Corp., Provident Premier Master Fund Ltd., Portside Growth and Opportunity Fund, Manchester Securities Corp., and Gemini Master Fund, Ltd. (filed as Exhibit 4.1 to our Form 8-K, originally filed with the Commission on October 12, 2004 and incorporated herein by reference).

4.10	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.11	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.12	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.13	Registration Rights Agreement, dated May 17, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.3 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.14	Amendment No. 1 to Registration Rights Agreement, dated July 16, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, as amended, (Registration Statement No. 333-129138)).

4.15	Stock Purchase and Sale Agreement dated December 29, 2005, by and between OMNI Energy Services Corp. and the stockholders of Preheat, Inc., a Louisiana corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on January 5, 2006).

4.16	Registration Rights Agreement, dated as of November 11, 2005, between OMNI Energy Services Corp. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 4.1 to our Form 8-K, originally filed with Commission on November 15, 2005).

4.17	Registration Rights Agreement dated as of February 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

4.18	Amendment No. 1 to Registration Rights Agreement, dated as of April 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

4.19	Amended and Restated Registration Rights Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.3 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

*10.1	Form of Indemnity Agreement by and between us and each of our directors and executive officers (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

EXHIBIT NUMBER

*10.2	Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.3	Fifth Amended And Restated OMNI Energy Services Corp. Stock Incentive Plan (incorporated by reference to our Proxy Statement for our November 30, 2004 stockholders meeting originally filed with the Commission on November 1, 2004).

*10.4	Form of Stock Option Agreements under our Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

10.5	Securities Purchase Agreement dated as of February 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.1 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated herein by reference).

10.6	Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.1 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

*10.7	Employment Agreement of James C. Eckert dated July 1, 2004 (filed as Exhibit 10.4 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.8	James C. Eckert Stock Based Award Incentive Agreement dated June 30, 2004 (filed as Exhibit 10.5 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.9	James C. Eckert Amended & Restated Incentive Agreement dated August 12, 2004 (filed as Exhibit 10.6 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.10	Employment Agreement of G. Darcy Klug dated July 1, 2004 (filed as Exhibit 10.7 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.11	G. Darcy Klug Stock Based Award Incentive Agreement dated June 30, 2004 (filed as Exhibit 10.8 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.12	G. Darcy Klug Amended & Restated Incentive Agreement dated August 12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

10.13	Webster Bank—Credit and Security Agreement dated December 23, 2003 (filed Exhibit 10.18 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.14	Webster Bank—First Amendment to Credit and Security Agreement dated June 30, 2004 (filed as Exhibit 10.19 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.15	Webster Bank—Second Amendment to Credit and Security Agreement dated August 27, 2004 (filed as Exhibit 10.20 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.16	Webster Bank—Third Amendment to Credit and Security Agreement dated October 22, 2004 (filed as Exhibit 10.21 to our form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

EXHIBIT NUMBER

10.17	Beal Bank, SSB—Security Agreement dated October 22, 2004 (filed as Exhibit 10.22 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.18	Beal Bank, SSB—Forbearance Agreement dated January 21, 2005 (filed as Exhibit 10.23 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.19	Beal Bank, SSB—First Amendment to Forbearance Agreement dated March 15, 2005 (filed as Exhibit 10.24 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.20	Common Stock Purchase Agreement, dated as of November 11, 2005, between OMNI Energy Services Corp. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on November 15, 2005).

21.1	Subsidiaries of OMNI Energy Services Corp.

23.1	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	Consent of Fitts Roberts & Co.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Principal Financial Officer

31.3	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Interim Principal Financial Officer

32.3	Section 906 Certification of Chief Accounting Officer

*	Management contract or compensation plan or arrangement