Form 10-Q
period 2006-03-31
OMNI ENERGY SERVICES CORP
filed 2006-05-15
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2006

or

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

Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 10, 2006 there were 16,183,166 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2006
	(Dollars in thousands)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174	$7,105
Restricted cash	—	1,114
Trade receivables, net	8,094	13,364
Other receivables	1,882	1,024
Parts and supplies inventory	1,787	3,475
Prepaid expenses and other current assets	2,458	2,458
Deferred tax asset	2,000	2,000
Current assets of discontinued operations	295	183
Assets held for sale	108	108

Total current assets	16,798	30,831

PROPERTY, PLANT AND EQUIPMENT, net	14,922	28,778

OTHER ASSETS:
Goodwill	2,924	3,004
Customer intangible assets, net	1,520	1,495
Licenses, permits and other intangible assets, net	3,934	3,844
Loan closing costs, net	3,197	3,547
Other assets	463	666

	12,038	12,556

TOTAL ASSETS	$43,758	$72,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,374	$6,577
Accrued expenses	1,382	4,086
Current maturities of long-term debt	2,926	3,701
Insurance notes payable	1,692	891
Line of credit	4,750	9,219
Current liabilities of discontinued operations	698	630

Total current liabilities	16,822	25,104

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	15,798	30,466
Other long-term liabilities	3	—

Total long-term liabilities	15,801	30,466

Total liabilities	32,623	55,570

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2005 and March 31, 2006 and 5,128 and 5,245 shares of Series C issued and outstanding at December 31, 2005 and March 31, 2006, respectively, liquidation preference of $1,000 per share	806	923
Common stock, $.01 par value, 45,000,000 shares authorized; 15,272,121 and 16,208,568 issued and 15,136,448 and 16,072,895 outstanding at December 31, 2005 and March 31,2006, respectively	153	162
Treasury stock, 135,673 shares, at cost, at December 31, 2005 and March 31,2006	(264)	(264)
Preferred stock dividends declared	123	122
Additional paid-in capital	75,787	79,032
Accumulated deficit	(65,470)	(63,380)

Total stockholders’ equity	11,135	16,595

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,758	$72,165

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2006
	(in thousands except per share amounts)
Operating revenue	$13,115	$18,455
Operating expenses:
Direct costs	8,139	11,444
Depreciation and amortization	1,353	1,287
General and administrative expenses	2,091	2,390

Total operating expenses	11,583	15,121

Operating income	1,532	3,334
Interest expense	(647)	(1,116)
Other income, net	43	84

Income from continuing operations	928	2,302
Loss from discontinued operations, net of taxes	(726)	—

Net income	202	2,302
Dividends and accretion of preferred stock	—	(116)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(96)

Net income available to common stockholders	$202	$2,090

Basic income per share:
Income from continuing operations	$0.08	$0.13
Loss from discontinued operations	(0.06)	—

Net income available to common stockholders	$0.02	$0.13

Diluted income per share:
Income from continuing operations	$0.08	$0.10
Loss from discontinued operations	(0.06)	—

Net income available to common stockholders	$0.02	$0.10

Weighted average common shares outstanding:
Basic	11,408	15,521
Diluted	11,421	21,645

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock Amount
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2005	5,157	$806	15,272,121	$153	$(264)
— Issuance of preferred stock and warrants, net of offering costs	—	—	—	—	—
— Stock based compensation	—	—	—	—	—
— Stock options and warrants exercised	—	—	36,447	—	—
— Common stock issued in acquisition	—	—	900,000	9	—
— Preferred stock dividends paid	117	117	—	—	—
— Preferred stock dividends declared	—	—	—	—	—
— Beneficial conversion feature associated with preferred stock	—	—	—	—	—
— Net income	—	—	—	—	—

BALANCE, March 31, 2006	5,274	$923	16,208,568	$162	$(264)

	Preferred Stock Dividend Declared	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, December 31, 2005	$123	$75,787	$(65,470)	$11,135
— Issuance of preferred stock and warrants, net of offering costs	—	(51)	—	(51)
— Stock based compensation	—	94	—	94
— Stock options and warrants exercised	—	73	—	73
— Common stock issued in acquisition	—	3,033	—	3,042
— Preferred stock dividends paid	(117)	—	—	—
— Preferred stock dividends declared	116	—	(116)	—
— Beneficial conversion feature associated with preferred stock	—	96	(96)	—
— Net income	—	—	2,302	2,302

BALANCE, March 31, 2006	$122	$79,032	$(63,380)	$16,595

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2006
	(revised)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$928	$2,302
Loss from discontinued operations	(726)	—

	202	2,302

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,353	1,287
Amortization of deferred loan issuance costs	107	187
Gain on fixed asset disposition	(41)	(66)
Stock based compensation expense	—	94
Changes in operating assets and liabilities:
Trade receivables	114	126
Other receivables	(1,106)	(252)
Parts and supplies inventory	348	100
Prepaid expenses and other current assets	450	272
Other assets	(68)	22
Accounts payable and accrued expenses	(1,396)	2,159
Other long-term liabilities	(51)	—

Net cash provided by operating activities of continuing operations	638	6,231

Net cash provided by operating activities of discontinued operations	559	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(68)	(641)
Proceeds from disposal of property, plant and equipment	74	31
Acquisitions, net of cash received	—	(14,178)
Proceeds from collection of other receivable	—	1,928

Net cash provided by (used in) investing activities of continuing operations	6	(12,860)

Net cash provided by investing activities of discontinued operations	434	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	13,000
Proceeds from issuance of common stock for exercise of stock options and warrants	—	73
Principal payments on long-term debt	(1,806)	(2,870)
Loan closing costs	(229)	(587)
Borrowings on line of credit, net	7	3,944

Net cash provided by (used in) financing activities of continuing operations	(2,028)	13,560

Net cash used in financing activities of discontinued operations	(464)	—

NET INCREASE (DECREASE) IN CASH	(855)	6,931
NET INCREASE IN RESTRICTED CASH	—	1,114

TOTAL NET INCREASE (DECREASE) IN CASH	(855)	8,045
Cash and cash equivalents, at beginning of period	1,043	174

Cash and cash equivalents, at end of period	$188	$8,219

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$716	$827

NON-CASH TRANSACTIONS:
Equipment under capital lease paid off under sale/leaseback	$—	$596

Dividends declared but not paid	$—	$116

Preferred stock issued as dividends paid-in-kind	$—	$117

Beneficial conversion feature of preferred stock	$—	$96

Premiums financed with insurance carrier	$636	$—

Transfer of assets held for sale for extinguishments of capital leases	$2,891	$—

Transfer of inventory to prepaid aviation repairs	$273	$—

Debt issued in Preheat acquisition	$—	$4,000

Stock issued in Preheat acquisition	$—	$3,042

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2005 and March 31, 2006 are comprised of eight marsh buggies. At March 31, 2006, no impairment of long-lived assets was necessary.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at March 31, 2006 represents cash held in escrow for the future purchase of an aircraft.

STOCK BASED COMPENSATION

We have stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The OMNI Energy Services Corp. Stock Incentive Plan, as amended, provides for 2,500,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

The exercise price, term and other conditions applicable to each stock option granted under the stock plans are generally determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The options generally become exercisable over a three-year period and expire after ten years.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $0.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three months ended March 31, 2006. The associated future income tax benefit was immaterial in the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the first quarter of 2006 was $2.44 per option.

Three Months Ended March 31, 2006
Expected volatility	98.44%
Expected annual dividend yield	0.00%
Risk free rate of return	4.50%
Expected option term (years)	5.82

Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123. During the three months ended March 31, 2005, there were no options granted that required consideration under the provision of SFAS No. 123.

Three Months Ended March 31, 2005
(In thousands, except for per share amounts)
Net income (loss) available to common stockholders	$202
Add (deduct): stock-based employee compensation expense (gain) included in reported net loss, net of tax	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(171)

Net income (loss) available to common stockholders-proforma:	$31

Net income (loss) available to common stockholders-as reported:
Basic	$0.02
Diluted	$0.02
Net income (loss) available to common stockholders-proforma:
Basic	$—
Diluted	$—

The following table summarizes information about stock option and restricted stock activity for the three months ended March 31, 2006 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,073,500	$2.35	7.60
Granted	18,000	3.27
Exercised	(4,498)	2.44
Lapsed or canceled	(7,999)	2.59

Outstanding at March 31, 2006	1,079,003	$2.37	7.30	$2,553

Exercisable at March 31, 2006	629,426	$2.75	6.51	$1,773

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2006 was approximately $9,800 (employee share). During the three months ended March 31, 2006, the amount of cash we retained from the exercise of stock options was approximately $10,650 (company share) with an associated tax benefit realized which was immaterial.

The following table summarizes information about non-vested stock option awards as of March 31, 2006 and changes for the three months ended March 31, 2006.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	345,816	$1.89
Granted	18,000	2.44
Vested	(37,410)	2.04
Forfeited	(7,502)	1.83

Non-vested at March 31, 2006	318,904	$1.90

At March 31, 2006, there was $646,037 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 2.03 years. The total fair value of options vested during the three months ended March 31, 2006 was $0.01 million.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment, net consists of the following at December 31, 2005 and March 31, 2006, respectively (in thousands):

	December 31, 2005	March 31, 2006
Land	$647	$647
Construction in progress	—	478
Building and improvements	5,259	5,822
Drilling, field and support equipment	28,727	41,675
Shop equipment	439	416
Office equipment	1,835	1,938
Vehicles	2,680	3,159

	39,587	54,135
Less: accumulated depreciation	(24,665)	(25,357)

Total property, plant and equipment, net	$14,922	$28,778

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2005 and March 31, 2006, long-term debt consists of the following (in thousands):

	December 31, 2005	March 31, 2006
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.25% at March 31, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,345
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	190
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	1,000	1,000
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008 and February 2009	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	533
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	800
Capital lease payable to leasing companies secured by vehicles	729	132
Capital lease payable to finance companies	941	798
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	829
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80%) at December 31, 2005 and LIBOR plus 5.5% (10.18%) at March 31, 2006, maturing May 17, 2010, secured by various equipment	4,540	10,824
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 12.82% at March 31, 2006) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Other debt	52	49

Total	18,724	34,167
Less: current maturities	(2,926)	(3,701)

Long-term debt, less current maturities	$15,798	$30,466

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate plus 1.5% (9.25% at March 31, 2006) and matures in May 2010. The Line is collateralized by accounts receivable. As of March 31, 2006, we had $9.2 million outstanding under the Line. Our availability under the Line was $0.6 million at March 31, 2006. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of March 31, 2006 and December 31, 2005, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 1006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 5.5% (10.18% at March 31, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006, we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $10.8 million at March 31, 2006, after scheduled monthly principal payments.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (12.82% at March 31, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at March 31, 2006,

CAPITAL LEASES

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

Prior to March 31, 2006, we leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on most of those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008.

Total cost and accumulated depreciation of vehicles held under capital leases is as follows (in thousands):

	December 31, 2005	March 31, 2006
Vehicles	1,694	183
Less: Accumulated depreciation	(795)	(38)

Capitalized cost, net	$899	$145

Depreciation expense for the quarters ended March 31, 2006 and 2005 was approximately $0.03 million and $0.22 million, respectively, for all assets held under capital lease.

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

Total proceeds of $14.2 million were received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Preferred Stock and dividends in February 2004, $4.9 million was used to redeem the Series B Preferred Stock and dividends in March and April 2004 and the balance used for working capital purposes.

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts were being amortized to interest expense using the effective interest method over the period in which the debentures could be put to us. A total of $0.9 million was included in interest expense and $0.2 million loss on extinguished related to the amortization of the debt discounts for the year ended December 31, 2004. Since the Debentures were in default at December 31, 2004, the entire amount of the debt discount was charged to expense during 2004.

Prior to maturity of the Debentures, the holders of the Debentures had the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the common stock that were issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that were issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders’ intent to exercise a Put Option, we had the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures were satisfied, shares of our common stock. If we elected to pay the Put Option with common stock, the underlying shares would have been valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would have delivered was equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We did not redeem for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December 2004 and January, February, March and April 2005.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005 and March 31, 2006, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million and $0.8 million, respectively.

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

On May 18, 2005, in connection with the completion of the Term A Loan, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. Under the terms of the Debt Extinguishment Agreements on August 29, 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. The Company recognized a gain on debt extinguishment of $0.3 million upon closing the transaction.

At December 31, 2005 and March 31, 2006, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes, none of which have been earned. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through August 2006 and accrue interest at rates ranging between 4.6% and 5.0%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of March 31, 2006, we had $0.1 million of accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of March 31, 2006.

SERIES A AND SERIES B PREFERRED STOCK LITIGATION

On May 3, 2006, the Supreme Court of the State of Louisiana unanimously denied the writ application filed by Advantage Capital, et. al. (collectively “ACP”) which sought to reverse an earlier judgment by the Fourth Circuit Court of Appeal for the State of Louisiana which confirmed our right to redeem our Series A and Series B Preferred Stock (“Preferred Stock”).

DEBENTURE LITIGATION

On January 25, 2005, we filed suit in United States District Court, Western District of Louisiana against the Debenture Holders alleging that the Debenture Holders violated Section 16(b) of the Securities Exchange Act of 1934 and we sought the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock.

On May 18, 2005, we entered into the Debenture Settlement Agreements with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and (iii) issue the Debenture Holders the Subordinated Debenture Notes. We recorded a gain on debt extinguishment of approximately $0.2 million upon closing of these transactions. The Subordinated Debenture Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into an Agreement and Release with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005 and March 31, 2006, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million and $0.8 million, respectively.

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

At December 31, 2005 and March 31, 2006, we have $2.0 million of contingent Earnout Notes payable, none of which have been earned. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

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

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of our issued and outstanding shares, of a share of our common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of our common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of our common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of our common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at March 31, 2006 is $9.7 million but no compensation expense has been recorded because the award is contingent on future events, none of which are considered probable at March 31, 2006.

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

In connection with the Preheat acquisition, we entered into employment contracts with the two former stockholders effective until December 31, 2007 with an automatic extension for one additional twelve month period commencing January 1, 2008 unless either party gives notice of non-renewal as provided under the terms of the employment contracts.

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

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $12.4 million. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred which was convertible into common stock of the Company at a conversion price of $0.75 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred was convertible into common stock of the Company at a conversion price of $1.25 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. The Preferred Stock earned dividends at a rate of 8% of which dividends of $484,000 and $490,000 were recorded during the years ended December 31, 2003 and 2004, respectively. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures (See Note 3). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2005, there are no Series A Preferred shares outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At December 31, 2005 and March 31, 2006, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

The Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as payment-in-kind (“PIK”) dividends. These additional shares of preferred stock do not have warrants attached to them. During the three months ended March 31, 2006, 117 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in an immaterial beneficial conversion feature. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

At December 31, 2005 and March 31, 2006, 5,128 and 5,245 shares of Series C Preferred remain outstanding, respectively, and are convertible into 2,629,744 and 2,689,744 shares of our common stock, respectively.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

As of March 31, 2006 and 2005, we had 348,569 and 1,035,277 options, respectively, and 641,500 and 1,363,166 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, debentures convertible into 1,548,743 shares of common stock and the Stockholder Notes convertible into 319,144 shares of common stock were excluded from the calculation for March 31, 2005. Additionally, Stockholder Notes convertible into 106,383 shares of common stock were excluded from the calculation for March 31, 2006.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation as of March 31, 2005 and 2006, respectively:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders and common equivalent shares	$202	11,408	$2,090	15,521
Add: Options, preferred stock and warrants convertible into common stock	—	13	—	6,124

Diluted EPS net income available to common stockholders and common equivalent shares	$202	11,421	$2,090	21,645

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in four segments – Seismic Drilling, Environmental Services, Equipment Leasing and Other Services, all of which operate exclusively in North America. The Seismic Drilling division is comprised of three segments – Drilling, Survey and Permitting. The Equipment Leasing division and the Environmental Services division operate as stand alone segments. Other Services are accounted for in the Equipment Leasing division. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America.

The segment classified as corporate includes all other operating activities to support the executive officer, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank and vessel cleaning. Equipment leasing revenue is derived from the rental of various pieces of oilfield equipment to offshore and land-based oil production rigs. Other services revenue is comprised of metal stress relieving and wellhead installation services. The following table shows segment information (net of intercompany transactions) as restated for discontinued operations for the three months ended March 31, 2006 and 2005:

Three Months Ended March 31,	Drilling	Aviation		Environmental	Equipment Leasing	Other Services	Corporate	Total
2006
Operating revenues	$9,685	$		$6,082	$1,894	$794	$—	$18,455
Operating income (loss)	1,744		—	1,605	571	330	(916)	3,334
Interest expense	—		—	13	29	—	1,074	1,116
Depreciation and amortization	772		—	278	185	52	—	1,287
Identifiable assets	15,727		183	14,535	19,928	1,595	20,197	72,165
Capital expenditures	59		—	424	164	11	—	658
2005
Operating revenues	$9,058		$—	$4,057	$—	$—	$—	$13,115
Operating income (loss)	2,120		—	149	—	—	(737)	1,532
Interest expense	—		—	—	—	—	647	647
Depreciation and amortization	857		—	496	—	—	—	1,353
Loss from discontinued operations	—		(726)	—	—	—	—	(726)
Identifiable assets	20,857		17,000	12,228	—	—	10,024	60,109
Capital expenditures	67		140	—	—	—	—	207

NOTE 7. ACQUISITIONS

PREHEAT, INC.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, $3.0 million (900,000 shares) of our common stock and $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”), and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008, $0.5 million maturing in February 2009, and $0.8 million maturing in February 2009. The acquisition was accounted for using purchase accounting. Preheat is a leading provider of oilfield rental equipment services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition will increase our revenue and customer base and offer cross-selling opportunities to customers of our existing environmental division. The results of Preheat’s operations are included in our consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value. The final allocation of the purchase price has not been completed. The allocation of the purchase price is subject to adjustment as acquired asset and liability values are finalized and certain “look back” provisions are resolved (in thousands):

Current assets (includes cash of $1,822)	$9,028
Property and equipment	15,029
Other assets	2,175
Current liabilities	(1,920)
Assumption of debt	(1,270)

Cash purchase price	$23,042

The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if Preheat was acquired on January 1, 2005:

	Three Months Ended March 31,
	2005	2006
	(in thousands except per share amounts)
Operating revenue	$18,061	$21,345
Operating expenses:
Direct costs	10,749	13,210
Depreciation and amortization	1,784	1,477
General and administrative expenses	3,049	2,849

Total operating expenses	15,582	17,536

Operating income	2,479	3,809
Interest expense	(1,144)	(1,338)
Other income, net	33	85

Income from continuing operations	1,368	2,556
Loss from discontinued operations, net of taxes	(726)	—

Net income	642	2,556
Dividends and accretion of preferred stock	—	(116)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(96)

Net income available to common stockholders	$642	$2,344

Basic income per share:
Income from continuing operations	$0.11	$0.15
Loss from discontinued operations	(0.06)	—

Net income available to common stockholders	$0.05	$0.15

Diluted income per share:
Income from continuing operations	$0.11	$0.11
Loss from discontinued operations	(0.06)	—

Net income available to common stockholders	$0.05	$0.11

Weighted average common shares outstanding:
Basic	12,308	15,521
Diluted	12,321	21,645

NOTE 8. INCOME TAXES

As of March 31, 2006, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $42.8 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS No. 109 indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we determined that it was required by the provision of SFAS No. 109 to maintain a valuation allowance which is approximately $4.8 million at March 31, 2006. Future favorable adjustments to the valuation allowance may be required if and when circumstances change. For the three months ended March 31, 2006 and 2005, no income taxes have been provided due to the availability of our NOL, which offsets our current tax payable, and due to the reversal of a like amount of valuation allowance.

NOTE 9. DISCONTINUED OPERATIONS

On November 20, 2003, we purchased AHI, resulting in the acquisition of thirteen (13) helicopters and four (4) leased helicopters at bases located in Louisiana and Texas. AHI was strategically targeted and purchased for the infrastructure of aircraft, fueling stations, flight (customer) following and pilot and mechanic organizations.

We made the decision in July 2004, after owning AHI for approximately eight months, to exit from the Texas location in Brazoria County, to begin the withdrawal of business activity with AHI customers in Texas, and to move all operations to our main operating facility in Louisiana. This strategy also fit with the planned completion of the Intracoastal City (Mouton Cove) facility as a central base of operations. Our planned strategy was to certify all of our fleet under the OMNI Federal Aviation Agency 135 certificate and to market our flight services to independent and major oil and gas customers. Our strategy was to service operators that require aircraft geared to crew change and larger passenger capacity, which allow for higher rates and use. The large operators work from Master Service Agreements which met our needs for higher, more fixed pricing and fixed unit structures. The plan encompassed relocation of personnel, the elimination of certain duplicate positions, and the negotiation of early release of operating leases at the Brazoria County facility. The costs we incurred included travel and re-location costs for personnel who were relocated, costs associated with the transfer of aircraft to the 135 certificate, termination costs for personnel who were eliminated, costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. In September 2004, we surrendered the AHI 135 certificate.

Effective June 30, 2005, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million. Accordingly, the disposition of the Aviation Transportation Services segment has been accounted for as a discontinued operation in the accompanying consolidated financial statements as of and for the three months ended March 31, 2005.

Interest expense was allocated to the discontinued operations (Aviation Transportation Services segment) in accordance with the provisions of the EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” The total amount of interest expense included in loss from discontinued operations is $0.5 million for the quarter ended March 31, 2005.

Accordingly, the table below presents all revenues and expenses of the Aviation Transportation Services segment as loss from discontinued operations (in thousands):

Three Months Ended March 31, 2005
Revenue	$2,170

Operating expenses:
Direct operating costs	1,963
Depreciation and amortization	254
General and administrative expenses	208

Total operating expenses	2,425
Interest expense	471

Total expenses	2,896

Loss from discontinued operations	$(726)

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

NOTE 10. RELATED PARTY TRANSACTIONS.

As mentioned in Note 3, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock do not have warrants attached to them. During the three months ended March 31, 2006, 117 shares of Series C Preferred were issued as PIK dividends at par. In addition, PIK dividends representing 116 shares of Series C Preferred were declared during that same period.

NOTE 11. SUBSEQUENT EVENTS

On May 3, 2006, the Supreme Court of the State of Louisiana unanimously denied the writ application filed by ACP which sought to reverse an earlier judgment by the Fourth Circuit Court of Appeal that confirmed our right to redeem our Series A and Series B Preferred Stock.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Trussco and Preheat acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

RECENT DEVELOPMENTS

On May 3, 2006, the Supreme Court of the State of Louisiana unanimously denied the writ application filed by ACP which sought to reverse an earlier judgment by the Fourth Circuit that confirmed our right to redeem our Series A and Series B Preferred Stock.

GENERAL

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, operational support, and permitting and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain and (ii) dockside and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating primarily in the Gulf of Mexico. We also have a large fleet of oilfield equipment available for leasing on a daily basis. We operate in four business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services), Environmental Services, Equipment Leasing and Other Services (which includes metal stress relieving and wellhead installations).

We were founded in 1987, as OMNI Drilling Corporation, to provide drilling services to the geophysical industry. In July 1996, OMNI Geophysical, L.L.C. acquired substantially all of the assets of OMNI Geophysical Corporation, the successor to the business of OMNI Drilling Corporation. OMNI Energy Services Corp. (“OMNI”) was formed as a Louisiana corporation on September 11, 1997 to acquire all of the outstanding common units of OMNI Geophysical L.L.C.

The principal market of our Seismic Drilling division is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In 1997, we commenced operations in the mountainous regions of the Western United States, and in 2003, we initiated seismic drilling activities in various Transition Zone regions of Mexico

We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only domestic company that currently can both provide an integrated range of seismic drilling, permitting, and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. In 2002, we acquired all of the assets of AirJac Drilling, a division of Veritas Land DGC. With this acquisition, we became the largest domestic provider of seismic drilling services to geophysical companies.

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

We completed the acquisition of Preheat, Inc. in February 2006. Preheat is a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. Preheat has a vast fleet of rental equipment including pressure washers, reverse osmosis machines and steam cleaners. In addition to the oilfield rental equipment, Preheat offers wellhead installation, stress relieving services and environmental pit cleaning services to drilling contractors. Preheat operates from locations in Belle Chasse and Broussard, Louisiana and Freer, Texas. The addition of Preheat further expands our core business segments and provides us with integration opportunities with our Environmental Services segment.

All of our operations are subject to seasonal variations in weather conditions and available daylight hours. Since our drilling, and environmental activities take place outdoors, on average we experience lower production in winter months than in summer months, due to an increase in rain, fog, and cold conditions and a decrease in daylight hours. These winter conditions also generally result in fewer hours worked per day and fewer holes drilled or surveyed per day during that season.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

As discussed in Note 9, we sold our Aviation Transportation Services segment effective June 30, 2005. In order to enhance the comparability of the amounts reflected for the periods presented, the financial information related to the results of operations for the quarter ended March 31, 2005 have been revised to present the activities of the Aviation Transportation Services segment as discontinued operations. Accordingly, we recorded a loss from discontinued operations totaling $0.7 million, net of income taxes as a component of the net loss for the quarter ended March 31, 2005.

	Three Months Ended March 31,
	2005	2006
	(In thousands)
Operating revenue	$13,115	$18,455
Operating expenses:
Direct costs	8,139	11,444
Depreciation and amortization	1,353	1,287
General and administrative expenses	2,091	2,390

Total operating expenses	11,583	15,121

Operating income	1,532	3,334
Interest expense	(647)	(1,116)
Other income, net	43	84

Income from continuing operations	928	2,302
Loss from discontinued operations, net of taxes	(726)	—

Net income	202	2,302
Dividends and accretion of preferred stock	—	(116)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(96)

Net income (loss) available to common stockholders	$202	$2,090

Operating revenues increased 41% or $5.4 million, from $13.1 million for the three months ended March 31, 2005 to $18.5 million for the three months ended March 31, 2006. This increase was due primarily to our acquisition of Preheat effective February 10, 2006 which contributed $3.7 million in revenue for the first quarter 2006, as well as an increase in activities from our seismic drilling and environmental services divisions which accounted for $0.6 million and $1.1 million of the increase, respectively. As discussed in Note 9 regarding our discontinued operations, $2.2 million in aviation revenue is included in the loss from discontinued operations for the first quarter of 2005.

Direct costs increased 41%, or $3.3 million, from $8.1 million for the three months ended March 31, 2005 to $11.4 million for the three months ended March 31, 2006. Direct costs as a result of the recent Preheat acquisition accounted for $1.5 million of the overall increase. Direct costs relating to the other divisions increased $1.8 million with third-party contract services increasing $1.0 million. We contract third parties to provide services when our existing workforce is occupied on other projects. Consistent with the increase in revenues, payroll related costs increased $0.1 million and rentals and leases expense increased $0.4 million, and explosives expenses and repairs and maintenance expenses increased $0.1 million each. As discussed in Note 9 regarding our discontinued operations, aircraft operating expenses of $2.0 million are included in the loss from discontinued operations for the first quarter of 2005.

Depreciation and amortization costs decreased $0.1 million from $1.4 million for the three month period ended March 31, 2005 to $1.3 million for the three month period ended March 31, 2006. Depreciation expense increased $0.1 million due to the increase in revenue-producing assets, primarily from the acquisition of Preheat in February 2006. Additionally, amortization expense decreased by $0.2 million resulting primarily from the revised amortization of intangible assets related to the Trussco acquisition. As discussed in Note 9 regarding our discontinued operations, depreciation and amortization expenses of $0.2 million are included in the loss from discontinued operations for the first quarter of 2005.

General and administrative costs increased $0.3 million, from $2.1 million during the three month period ended March 31, 2005 to $2.4 million during the same three month period of 2006 primarily as a result of the acquisition of Preheat. As discussed in Note 9 regarding our discontinued operations, general and administrative expenses of $0.2 million are included in the loss from discontinued operations for the first quarter of 2005.

Interest expense increased approximately $0.5 million from $0.6 million for the three month period ended March 31, 2005 to $1.1 million for the three month period ended March 31, 2006. The increase in interest expense was primarily attributable to increased levels of debt including financing for the Preheat acquisition coupled with increased interest rates between the periods. Interest expense was further increased by $0.1 million related to amortization of deferred loan costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had approximately $8.2 million in cash compared to $0.2 million at December 31, 2005 and working capital of $5.7 million at March 31, 2006, compared to a deficit of $0.02 million at December 31, 2005. The increase in cash and increase in working capital from December 31, 2005 to March 31, 2006 are primarily due to significant improvements in our business segment operations, along with the acquisition of Preheat and an increase in the amount borrowed on our line of credit. At March 31, 2006, we borrowed $4.3 million on our Line to better illustrate for investors and financial analysts our funds availability at the end of the quarter. The amount was repaid on the first business day of the second quarter. Cash provided by operating activities was $7.3 million for the quarter ended March 31, 2006.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and new business acquisitions. In 2005, we acquired approximately $0.8 million of new vehicles accounted for as capital leases and approximately $1.1 million of equipment. Thus far in 2006, we have acquired Preheat and approximately $0.6 million of equipment. For the remainder of 2006, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations, increase Preheat’s fleet of oilfield leasing equipment and explore strategic business opportunities.

During the three months ended March 31, 2006, capital leases on vehicles totaling $0.5 million were repaid. The capital leases were replaced with 24 month operating leases expiring in the first quarter of 2008. We borrowed $6.0 million and $7.0 million on our Term A and Term B Loans to finance the acquisition of Preheat Loan closing costs of $0.6 million were incurred during the three months ended March 31, 2006 in conjunction with the borrowings on the Term Loans.

LONG-TERM DEBT

At December 31, 2005 and March 31, 2006, long-term debt consists of the following (in thousands):

	December 31, 2005	March 31, 2006
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.25% at March 31, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,345
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	190
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	1,000	1,000
Promissory notes payable to former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	533
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	800
Capital lease payable to leasing companies secured by vehicles	729	132
Capital lease payable to finance companies	941	798
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	829
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80%) at December 31, 2005 and LIBOR plus 5.5% (10.18% at March 31, 2006, maturing May 17, 2010, secured by various equipment	4,540	10,824
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 12.82% at March 31, 2006) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Other debt	52	49

Total	18,724	34,167
Less: current maturities	(2,926)	(3,701)

Long-term debt, less current maturities	$15,798	$30,466

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate plus 1.5% (9.25% at March 31, 2006) and matures in May 2010. The Line is collateralized by accounts receivable. As of March 31, 2006, we had $9.2 million outstanding under the Line. Our availability under the Line was $0.6 million at March 31, 2006. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of March 31, 2006 and December 31, 2005, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50.0 million equipment term financing (“Term A Loan”) and increased our Line to $15.0 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 1006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 5.5% (10.18% at March 31, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006 we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $10.8 million at March 31, 2006, after scheduled monthly principal payments.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (12.82% at March 31, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at March 31, 2006,

CAPITAL LEASES

Prior to June 30, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contained a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which was then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale are deferred and amortized over the life of the lease term or the asset, whichever is shorter. These leases were paid in full with proceeds from the Term A Loan (see above). As mentioned in Note 9, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million effective June 30, 2005. The aviation assets which were held under capital lease at December 31, 2004 were sold in that transaction. During May 2005, proceeds from the borrowings under the Term A Loan were used to repay certain aviation leases outstanding at that time.

Prior to March 31, 2006, we leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on most of those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008.

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

Total proceeds of $14.2 million were received from the issue of these Debentures, after expenses. Of the total proceeds received, $8.2 million was used to redeem the Series A Preferred Stock and dividends in February 2004, $4.9 million was used to redeem the Series B Preferred Stock and dividends in March and April 2004 and the balance used for working capital purposes.

The debt discounts for the February 12, 2004 and April 15, 2004 debentures were $0.9 million and $0.2 million, respectively. The debt discounts were being amortized to interest expense using the effective interest method over the period in which the debentures could be put to us. A total of $0.9 million was included in interest expense and $0.2 million loss on extinguished related to the amortization of the debt discounts for the year ended December 31, 2004. Since the Debentures were in default at December 31, 2004, the entire amount of the debt discount was charged to expense during 2004.

Prior to maturity of the Debentures, the holders of the Debentures had the right to require the repayment or conversion of up to an aggregate of $13.17 million of the Debentures (the “Put Option”). We registered 5,012,237 shares effective June 30, 2004 covering the common stock that were issuable pursuant to the conversion of the Debentures and the exercise of the Put Option and all associated warrants, including additional shares that were issuable due to adjustments for conversion price upon the Debenture conversion, payment of interest with shares and/or the exercise of warrants due to subdivision or combination of our common stock. Pursuant to the Debenture agreement, the registration of the related common stock triggered the ability of the Debentures holders to exercise the Put Option in ten consecutive non-cumulative and equal monthly installments equal to 8.75% of the face value of the Debentures ($1,316,875) beginning August 1, 2004. Accordingly the Debentures, net of debt discount, were classified as a current liability in the Consolidated Balance Sheet at December 31, 2004. We received, and redeemed for cash, notices from the holders of the Debentures exercising their Put Option for August, September and October 2004. Upon receipt of the Debenture Holders’ intent to exercise a Put Option, we had the irrevocable option to deliver cash or, if certain conditions set forth in the Debentures were satisfied, shares of our common stock. If we elected to pay the Put Option with common stock, the underlying shares would have been valued at a 12.5% discount to the average trading price of our common stock for the applicable pricing period, as defined in the Debenture agreement. The number of shares we would have delivered was equal to the value of the Put Option installment due divided by the fair market value of our common stock for the applicable pricing period discounted at 12.5%. We did not redeem for cash or stock notices received from the Debenture Holders exercising their Put Option for the months of November and December 2004 and January, February, March and April 2005.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005 and March 31, 2006, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million and $0.8 million, respectively.

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

On May 18, 2005, in connection with the completion of the Term A Loan, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. Under the terms of the Debt Extinguishment Agreements, on August 29, 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the contingent Earnout Note. The Company recognized a gain on debt extinguishment of $0.3 million upon closing the transaction.

At December 31, 2005 and March 31, 2006, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes payable, none of which have been earned. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008, and $0.5 million and $0.8 million maturing in February 2009.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through August 2006 and accrue interest at rates ranging between 4.6% and 5.0%.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

Discontinued Operations

In accordance with SFAS No. 144, as a result of the sale of our Aviation Transportation Services Segment effective June 30, 2005, the operations of the entire Aviation Transportation Services Segment have been accounted for as discontinued operations.

Impairment Of Long-Lived Assets And Assets Held For Sale

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

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

There have been no significant changes in our market risks since the year ended December 31, 2005. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

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

During our most recent fiscal quarter, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SERIES A AND SERIES B PREFERRED STOCK LITIGATION

On May 3, 2006, the Supreme Court of the State of Louisiana unanimously denied the writ application filed by Advantage Capital, et. al. which sought to reverse an earlier judgment by the Fourth Circuit Court of Appeal for the State of Louisiana which confirmed our right to redeem our Series A and Series B Preferred Stock.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2005 and March 31, 2006, the remaining Subordinated Debenture Note had a balance of approximately $0.9 million and $0.8 million, respectively.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

On February 14, 2006, we issued 900,000 shares of our common stock as part of the acquisition of Preheat. The issuance of the shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

In conjunction with the acquisition of Preheat, we entered into an employment agreement (“Employment Agreement”) with Robert H. Rhyne, Jr., a former stockholder of Preheat. The initial term of the Employment Agreement expires on December 31, 2007 and may be automatically extended at our option for one additional twelve-month period commencing on January 1, 2008. Compensation under the Employment Agreement is $120,000 per year payable in equal semi-monthly installments. Mr. Rhyne is currently our Vice President of Sales and Business Development.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibits

10.1	First Amended and Restated Credit Agreement (Senior Credit Facility) dated February 13, 2006, by and between the Company and ORIX Finance Corp.

10.2	First Amended and Restated Credit Agreement (Junior Credit Facility) dated February 13, 2006, by and between the Company and ORIX Finance Corp.

10.3	First Amendment to the Amended and Restated Credit and Security Agreement dated February 13, 2006, by and between the Company and Webster Business Credit Corporation.

10.4	Employment Agreement between Preheat, Inc. and Robert H. Rhyne, Jr., dated January 1, 2006.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Principal Financial Officer

31.3	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Interim Principal Financial Officer

32.3	Section 906 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: May 15, 2006	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2006	/s/ G. Darcy Klug
G. Darcy Klug
Executive Vice President
(Interim Principal Financial Officer)

Dated: May 15, 2006	/s/ Gregory B. Milton
Gregory B. Milton
Chief Accounting Officer