Form 10-Q
period 2006-06-30
OMNI ENERGY SERVICES CORP
filed 2006-08-10
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2006

or

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

As of August 8, 2006 there were 16,556,027 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006
	(Dollars in thousands)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174	$15,412
Restricted cash	—	1,114
Trade receivables, net	8,094	15,461
Other receivables	1,882	429
Parts and supplies inventory	1,787	4,008
Prepaid expenses and other current assets	2,458	1,608
Deferred tax asset	2,000	3,000
Current assets of discontinued operations	295	183
Assets held for sale	108	108

Total current assets	16,798	41,323

PROPERTY, PLANT AND EQUIPMENT, net	14,922	28,879

OTHER ASSETS:
Goodwill	2,924	3,241
Customer intangible assets, net	1,520	1,470
Licenses, permits and other intangible assets, net	3,934	3,755
Loan closing costs, net	3,197	3,342
Other assets	463	750

	12,038	12,558

TOTAL ASSETS	$43,758	$82,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,374	$9,176
Accrued expenses	1,382	3,467
Current maturities of long-term debt	2,926	4,717
Insurance notes payable	1,692	80
Line of credit	4,750	12,886
Current liabilities of discontinued operations	698	461

Total current liabilities	16,822	30,787

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	15,798	28,553
Other long-term liabilities	3	—

Total long-term liabilities	15,801	28,553

Total liabilities	32,623	59,340

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2005 and June 30, 2006 and 5,128 and 5,363 shares of Series C issued and outstanding at December 31, 2005 and June 30, 2006, respectively, liquidation preference of $1,000 per share	806	1,041
Common stock, $.01 par value, 45,000,000 shares authorized; 15,272,121 and 16,300,524 issued and 15,136,448 and 16,300,524 outstanding at December 31, 2005 and June 30, 2006, respectively	153	163
Treasury stock, 135,673 and 0 shares, at cost, at December 31, 2005 and June 30, 2006, respectively	(264)	—
Preferred stock dividends declared	123	125
Additional paid-in capital	75,787	79,520
Accumulated deficit	(65,470)	(57,429)

Total stockholders’ equity	11,135	23,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,758	$82,760

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands, except per share amounts)
Operating revenue	$9,463	$27,684	$22,578	$46,139
Operating expenses:
Direct costs	6,145	16,711	14,284	28,155
Depreciation and amortization	1,134	1,472	2,487	2,759
General and administrative expenses	1,918	3,193	4,009	5,583

Total operating expenses	9,197	21,376	20,780	36,497

Operating income	266	6,308	1,798	9,642
Interest expense	(630)	(1,211)	(1,278)	(2,327)
Gain on debt extinguishment	484	—	484	—
Other income (expense), net	(15)	92	29	176

Income before income taxes	105	5,189	1,033	7,491
Income tax benefit	—	1,000	—	1,000

Income from continuing operations	105	6,189	1,033	8,491
Loss from discontinued operations, aviation transportation services segment, net of taxes	(2,136)	—	(2,862)	—
Loss on disposal of discontinued operation assets, net of taxes	(2,271)	—	(2,271)	—

Net income (loss)	(4,302)	6,189	(4,100)	8,491
Dividends and accretion of preferred stock	(55)	(121)	(55)	(237)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(649)	(117)	(649)	(213)

Net income (loss) available to common stockholders	$(5,006)	$5,951	$(4,804)	$8,041

Basic income per share:
Income (loss) from continuing operations	$(0.05)	$0.37	$0.03	$0.51
Loss from discontinued operations	(0.17)	—	(0.24)	—
Loss on disposal of discontinued operations assets	(0.18)	—	(0.19)	—

Net income (loss) available to common stockholders	$(0.40)	$0.37	$(0.40)	$0.51

Diluted income per share:
Income (loss) from continuing operations	$(0.05)	$0.26	$0.03	$0.37
Loss from discontinued operations	(0.17)	—	(0.24)	—
Loss on disposal of discontinued operations assets	(0.18)	—	(0.19)	—

Net income (loss) available to common stockholders	$(0.40)	$0.26	$(0.40)	$0.37

Weighted average common shares outstanding:
Basic	12,514	16,105	11,964	15,814
Diluted	12,514	24,031	11,996	23,115

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock Amount
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2005	5,157	$806	15,272,121	$153	$(264)
— Issuance of preferred stock and warrants, net of offering costs	—	—	—	—	—
— Stock based compensation	—	—	—	—	—
— Issuance of treasury shares for stock based compensation	—	—	—	—	264
— Stock options and warrants exercised	—	—	128,403	1	—
— Common stock issued in acquisition	—	—	900,000	9	—
— Preferred stock dividends paid	235	235	—	—	—
— Preferred stock dividends declared	—	—	—	—	—
— Beneficial conversion feature associated with preferred stock	—	—	—	—	—
— Net income	—	—	—	—	—

BALANCE, June 30, 2006	5,392	$1,041	16,300,524	$163	$—

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, December 31, 2005	$123	$75,787	$(65,470)	$11,135
— Issuance of preferred stock and warrants, net of offering costs	—	(57)	—	(57)
— Stock based compensation	—	227	—	227
— Issuance of treasury shares for stock based compensation	—	(264)	—	—
— Stock options and warrants exercised	—	581	—	582
— Common stock issued in acquisition	—	3,033	—	3,042
— Preferred stock dividends paid	(235)	—	—	—
— Preferred stock dividends declared	237	—	(237)	—
— Beneficial conversion feature associated with preferred stock	—	213	(213)	—
— Net income	—	—	8,491	8,491

BALANCE, June 30, 2006	$125	$79,520	$(57,429)	$23,420

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2006
	(revised)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$1,033	$8,491
Loss from discontinued operations	(5,133)	—

	(4,100)	8,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,487	2,759
Amortization of deferred loan issuance costs	161	400
(Gain) loss on fixed asset disposition	(28)	(74)
Stock based compensation expense	9	228
(Gain) loss on debt extinguishment	(484)	—
Deferred income taxes	—	(1,000)
Changes in operating assets and liabilities:
Trade receivables	2,007	(1,971)
Other receivables	(1,260)	(466)
Parts and supplies inventory	38	(434)
Prepaid expenses and other current assets	1,648	982
Other assets	885	(282)
Accounts payable and accrued expenses	(3,311)	3,657
Other long-term liabilities	(97)	—

Net cash provided by operating activities of continuing operations	3,088	12,290

Net cash used in operating activities of discontinued operations	(1,139)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(91)	(1,509)
Proceeds from disposal of property, plant and equipment	78	106
Acquisitions, net of cash received	—	(14,178)
Proceeds from collection of other receivable	—	2,518

Net cash used in investing activities of continuing operations	(13)	(13,063)

Net cash provided by investing activities of discontinued operations	419	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	17,951	13,033
Proceeds from issuance of common stock for exercise of stock options and warrants	—	582
Proceeds from issuance of preferred stock and warrants, net of offering costs	3,332	—
Principal payments on long-term debt	(9,553)	(4,612)
Payment of convertible debentures	(3,404)	—
Loan closing costs	(1,964)	(602)
Borrowings on line of credit, net	(1,940)	7,610

Net cash provided by financing activities of continuing operations	4,422	16,011

Net cash used in financing activities of discontinued operations	(7,750)	—

NET INCREASE (DECREASE) IN CASH	(973)	15,238
NET INCREASE IN RESTRICTED CASH	—	1,114

TOTAL NET INCREASE (DECREASE) IN CASH	(973)	16,352
Cash and cash equivalents, at beginning of period	1,043	174

Cash and cash equivalents, at end of period	$70	$16,526

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,194	$1,903

NON-CASH TRANSACTIONS:
Transfer of discontinued operations assets to assets held for sale	$11,000	$—

Common stock issued for extinguishment of convertible debentures	$3,200	$—

Long term debt issued for extinguishment of convertible debentures	$4,293	$—

Common stock issued for extinguishment of long term debt	$375	$—

Short term debt issued for extinguishment of long term debt	$1,000	$—

Guaranty of future stock valuation for common stock issued	$285	$—

Equipment under capital lease paid off under sale/leaseback	$—	$596

Dividends declared but not paid	$55	$237

Preferred stock issued as dividends paid-in-kind	$—	$235

Beneficial conversion feature of preferred stock	$649	$213

Premiums financed with insurance carrier	$636	$—

Transfer of assets held for sale for extinguishments of capital leases	$2,891	$—

Transfer of inventory to prepaid aviation repairs	$328	$—

Transfer of inventory and property and equipment to assets held for sale	$51	$—

Debt issued in Preheat acquisition	$—	$4,000

Stock issued in Preheat acquisition	$—	$3,042

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2005 and June 30, 2006 are comprised of eight marsh buggies. At June 30, 2006, no impairment of long-lived assets was necessary.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at June 30, 2006 represents cash held in escrow for the future purchase of an aircraft.

STOCK BASED COMPENSATION

We have stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The OMNI Energy Services Corp. Stock Incentive Plan, as amended, provides for 2,750,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

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

There was $0.01 million and $0.2 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and six months ended June 30, 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2006 was $3.08 per option.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Expected volatility	73.00%	52.69%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	3.40%	4.87%
Expected option term (years)	6.50	6.50

Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three and six months ended June 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123R.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except for per share amounts)	(In thousands, except for per share amounts)
Net loss available to common stockholders	$(5,006)	$(4,804)
Add: stock-based employee compensation expense included in reported net loss, net of tax	9	9
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(198)	(369)

Net loss available to common stockholders-proforma:	$(5,195)	$(5,164)

Net loss available to common stockholders-as reported:
Basic	$(0.40)	$(0.40)
Diluted	$(0.40)	$(0.40)
Net loss available to common stockholders-proforma:
Basic	$(0.42)	$(0.43)
Diluted	$(0.42)	$(0.43)

During the three and six months ended June 30, 2005, there were 181,000 options granted that required consideration under the provision of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2005 was $1.50 per option.

The following table summarizes information about stock option activity for the three and six months ended June 30, 2006 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	937,827	$2.69	7.60
Granted	18,000	3.27
Exercised	(4,498)	2.44
Lapsed or canceled	(7,999)	2.59

Outstanding at March 31, 2006	943,330	$2.71	7.30	$2,553
Granted	326,250	5.49
Exercised	(72,144)	2.87
Lapsed or canceled	(4,519)	4.12

Outstanding at June 30, 2006	1,192,917	$3.45	7.90	$4,119

Exercisable at June 30, 2006	615,226	$2.82	6.14	$1,737

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and six months ended June 30, 2006 was approximately $0.4 million and $0.4 million (employee share), respectively. During the three and six months ended June 30, 2006, the amount of cash we retained from the exercise of stock options was approximately $0.2 million and $0.2 million (Company share), respectively. The following table summarizes information about non-vested stock option awards as of June 30, 2006 and changes for the three and six months ended June 30, 2006:

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31,2005	345,816	$1.89
Granted	18,000	2.44
Vested	(37,410)	2.04
Forfeited	(7,502)	1.83

Non-vested at March 31, 2006	318,904	$1.90
Granted	326,250	3.11
Vested	(63,441)	2.39
Forfeited	(4,022)	3.05

Non-vested at June 30, 2006	577,691	$2.52

At June 30, 2006, there was $1.5 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards that is expected to be recognized over a weighted-average period of 2.55 years. The total fair value of options vested during the three months ended June 30, 2006 was $0.1 million.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements. At this time, we do not anticipate any material adverse impact on our financial statements from this pronouncement.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following at December 31, 2005 and June 30, 2006, respectively (in thousands):

	December 31, 2005	June 30, 2006
Land	$647	$647
Construction in progress	—	660
Building and improvements	5,259	6,113
Drilling, field and support equipment	28,727	42,450
Shop equipment	439	457
Office equipment	1,835	1,941
Vehicles	2,680	3,221

	39,587	55,489
Less: accumulated depreciation	(24,665)	(26,610)

Total property, plant and equipment, net	$14,922	$28,879

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2005 and June 30, 2006, long-term debt consists of the following (in thousands):

	December 31, 2005	June 30, 2006
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.75% at June 30, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,336
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	184
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	1,000	1,000
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	1,333
Promissory notes payable to finance companies secured by vehicles	729	125
Capital lease payable to finance companies	941	761
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	744
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80%) at December 31, 2005 and LIBOR plus 5.5% (10.73%) at June 30, 2006, maturing May 17, 2010, secured by various equipment	4,540	10,055
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 13.23% at June 30, 2006) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Other debt	52	65

Total	18,724	33,270
Less: current maturities	(2,926)	(4,717)

Long-term debt, less current maturities	$15,798	$28,553

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate plus 1.5% (9.75% at June 30, 2006) and matures in May 2010. The Line is collateralized by accounts receivable. As of June 30, 2006, we had $12.9 million outstanding under the Line. Our additional availability under the Line was $1.0 million at June 30, 2006. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of June 30, 2006 and December 31, 2005, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 2006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 5.5% (10.73% at June 30, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006, we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $10.1 million at June 30, 2006, after scheduled monthly principal payments.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (13.23% at June 30, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at June 30, 2006.

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

Prior to February 2006, we leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008.

Total cost and accumulated depreciation of vehicles held under capital leases is as follows (in thousands):

	December 31, 2005	June 30, 2006
Vehicles	1,694	—
Less: Accumulated depreciation	(795)	—

Capitalized cost, net	$899	$—

Depreciation expense for the three and six months ended June 30, 2006 and 2005 was approximately $0.00 million and $0.19 million and $0.03 and $0.41 million, respectively, for all assets held under capital lease.

CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement dated February 12, 2004, we issued (i) $10.0 million in principal amount of 3-year, 6.5% fixed rate, convertible debentures (the “Initial Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.15 per share, (ii) 1-year common stock Series A Warrants to purchase an aggregate of 700,000 shares of Common Stock at an initial exercise price of $7.15 per share and (iii) 5-year Common Stock Series B Warrants to purchase an aggregate of 390,000 shares of Common Stock at an initial exercise price of $8.50 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $6.15 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.9 million using the Black Scholes model. The value of these warrants was recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance. The 1-year Series A warrants expired during 2005.

On April 15, 2004, in accordance with the Securities Purchase Agreement, we issued (i) $5.05 million in principal amount of 3-year, 6.5% fixed rate, convertible debentures (collectively with the Initial Debentures, hereinafter referred to as the “Debentures”) that were convertible into shares of common stock at an initial conversion price of $7.20 per share, and (ii) 5-year Common Stock Series A Warrants to purchase an aggregate of 151,500 shares of common stock at an initial exercise price of $9.00 per share. The warrants were not exercisable for a period of six months and one day after the issue date of such warrants and in no event would the exercise prices of such warrants be less than $7.11 per share. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes model. The value of the warrants and beneficial conversion feature were recorded as a debt discount with a corresponding amount recorded to paid in capital at the date of issuance.

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

On May 18, 2005, we entered into settlement agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). We recorded a gain of $0.2 million at the close of these transactions. The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Promissory Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and June 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

At December 31, 2005 and June 30, 2006, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes as further described in Note 4 below. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At June 30, 2006, the Preheat Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through August 2006 and accrue interest at rates ranging between 4.6% and 5.0%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2006, we had $0.1 million of accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of June 30, 2006.

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

On May 18, 2005, we entered into the Debenture Settlement Agreements with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and (iii) issue the Debenture Holders the Subordinated Promissory Notes. The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into an Agreement and Release with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and June 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

At December 31, 2005 and June 30, 2006, we have $2.0 million of contingent Earnout Notes payable. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

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

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Sixth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was approved by the stockholders to be increased. From June 30, 2004 until November 30, 2004 the awards were accounted for under FASB Interpretations (FIN) No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock and have put into escrow the number of shares of common stock to settle the awards. Accordingly, the previously unvested portion of the award was charged to expense which, along with the previously recognized $0.5 million, totaled $0.8 million which was recorded as compensation expense as of December 31, 2004.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive officers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ Global Market over the five prior trading days times the number of our issued and outstanding shares, of a share of our common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of our common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of our common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of our common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at June 30, 2006 is $37.4 million but no compensation expense has been recorded because the award is contingent on future events, none of which are considered probable at June 30, 2006.

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

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

In October 2000, we agreed to convert $4.6 million of previously issued subordinated debentures into our Series A Preferred which was convertible into common stock of the Company at a conversion price of $0.75 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining previously issued outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred was convertible into common stock of the Company at a conversion price of $1.25 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness. The Preferred Stock earned dividends at a rate of 8% of which dividends of $484,000 and $490,000 were recorded during the years ended December 31, 2003 and 2004, respectively. In February 2004, we issued $10 million of 6.5% Subordinated Convertible Debentures (See Note 3). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2005, there are no Series A Preferred shares outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At December 31, 2005 and June 30, 2006, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

The Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as payment-in-kind (“PIK”) dividends. These additional shares of preferred stock do not have warrants attached to them. During the six months ended June 30, 2006, 235 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in a beneficial conversion feature. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

At December 31, 2005 and June 30, 2006, 5,128 and 5,363 shares of Series C Preferred remain outstanding, respectively, and are convertible into 2,629,744 and 2,750,256 shares of our common stock, respectively.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

For the three and six months ended June 30, 2006, we had 250,430 and 136,151 options, respectively, and 640,087 and 640,790 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Stockholder Notes convertible into 107,565 shares of common stock were excluded from the calculation for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2005, we had 964,552 and 999,719 options, respectively, and 5,948,166 and 5,948,166 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, preferred stock convertible into 1,802,605 shares of common stock and Stockholder Notes convertible into 319,144 shares of common stock were excluded from the calculation for the three and six months ended June 30, 2005.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and six months ended June 30, 2005 and 2006, respectively:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2006
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income (loss) available to common stockholders and common equivalent shares	$(5,006)	12,514	$5,951	16,105
Add: Options, preferred stock and warrants convertible into common stock	—	—	—	7,926

Diluted EPS net income (loss) available to common stockholders and common equivalent shares	$(5,006)	12,514	$5,951	24,031

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income (loss) available to common stockholders and common equivalent shares	$(4,804)	11,964	$8,041	15,814
Add: Options, preferred stock and warrants convertible into common stock	—	32	—	7,301

Diluted EPS net income (loss) available to common stockholders and common equivalent shares	$(4,804)	11,996	$8,041	23,115

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in four segments – Seismic Drilling, Environmental Services, Equipment Leasing and Other Services, all of which operate exclusively in North America. The Seismic Drilling segment is comprised of three divisions – Drilling, Survey and Permitting. The Equipment Leasing segment and the Environmental

Services segment operate as stand alone segments. Other Services are accounted for in the Equipment Leasing segment. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive officer, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank and vessel cleaning. Equipment leasing revenue is derived from the rental of various pieces of oilfield equipment to offshore and land-based oil production rigs. Other services revenue is comprised of metal stress relieving and wellhead installation services. As discussed in Note 9, we discontinued the operations and sold the equipment and related assets of our Aviation Transportation Services segment effective June 30, 2005.

The following table shows segment information (net of intercompany transactions) for the three and six months ended June 30, 2006 and as restated for discontinued operations for the three and six months ended June 30, 2005:

Three Months Ended June 30,	Drilling	Aviation	Environmental	Equipment Leasing	Other Services	Corporate	Total
2006
Operating revenues	$14,631	$—	$7,651	$3,750	$1,652	$—	$27,684
Operating income (loss)	3,203	—	2,240	1,379	763	(1,277)	6,308
Interest expense	—	—	13	50	—	1,148	1,211
Depreciation and amortization	753	—	290	414	15	—	1,472
Identifiable assets	15,861	183	15,388	18,503	3,669	29,156	82,760
Capital expenditures	64	—	357	410	5	15	851
2005
Operating revenues	$4,985	$—	$4,478	$—	$—	$—	$9,463
Operating income (loss)	209	—	662	—	—	(605)	266
Interest expense	—	—	35	—	—	595	630
Depreciation and amortization	851	—	283	—	—	—	1,134
Loss on disposal of discontinued operations assets assets	—	(2,271)	—	—	—	—	(2,271)
Loss from discontinued operations	—	(2,136)	—	—	—	—	(2,136)
Identifiable assets	17,997	13,457	11,847	—	—	9,824	53,125
Capital expenditures	—	—	38	—	—	—	38

Six Months Ended June 30,	Drilling	Aviation	Environmental	Equipment Leasing	Other Services	Corporate	Total
2006
Operating revenues	$24,316	$—	$13,733	$5,644	$2,446	$—	$46,139
Operating income (loss)	4,947	—	3,845	1,950	1,093	(2,193)	9,642
Interest expense	—	—	26	78	—	2,223	2,327
Depreciation and amortization	1,525	—	568	599	67	—	2,759
Identifiable assets	15,861	183	15,388	18,503	3,669	29,156	82,760
Capital expenditures	123	—	781	574	16	15	1,509
2005
Operating revenues	$14,043	$—	$8,535	$—	$—	$—	$22,578
Operating income (loss)	2,329	—	812	—	—	(1,343)	1,798
Interest expense	—	—	74	—	—	1,204	1,278
Depreciation and amortization	1,708	—	779	—	—	—	2,487
Loss on disposal of discontinued operations assets	—	(2,271)	—	—	—	—	(2,271)
Loss from discontinued operations	—	(2,862)	—	—	—	—	(2,862)
Identifiable assets	17,997	13,457	11,847	—	—	9,824	53,125
Capital expenditures	67	140	38	—	—	—	245

NOTE 7. ACQUISITIONS

PREHEAT, INC.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, $3.0 million (900,000 shares) of our common stock and $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”), and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008, $0.5 million maturing in February 2009, and $0.8 million maturing in February 2009. The acquisition was accounted for using purchase accounting. Preheat is a leading provider of oilfield rental equipment services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition has increased our revenue and customer base and offers cross-selling opportunities to customers of our existing environmental division. The results of Preheat’s operations are included in our consolidated financial statements since the date of the acquisition.

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

Current assets (includes cash of $1,822)	$8,900
Property and equipment	15,472
Other assets	2,193
Current liabilities	(2,008)
Assumption of debt	(1,515)

Purchase price	$23,042

The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if Preheat was acquired on January 1, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands except per share amounts)
Operating revenue	$15,126	$27,684	$33,187	$49,028
Operating expenses:
Direct costs	9,197	16,711	19,945	29,921
Depreciation and amortization	1,565	1,472	3,349	2,949
General and administrative expenses	3,029	3,193	6,078	6,042

Total operating expenses	13,791	21,376	29,372	38,912

Operating income	1,335	6,308	3,815	10,116
Interest expense	(1,182)	(1,211)	(2,326)	(2,549)
Gain on debt extinguishment	484	—	484	—
Other income (expense), net	7	92	40	176

Income from continuing operations before income taxes	644	5,189	2,013	7,743
Income tax benefit	—	1,000	—	1,000

Income from continuing operations	644	6,189	2,013	8,743
Loss from discontinued operations	(2,137)	—	(2,863)	—
Loss on sale of discontinued operations assets	(2,271)	—	(2,271)	—

Net income (loss)	(3,764)	6,189	(3,121)	8,743
Dividends on preferred stock	(704)	(121)	(704)	(237)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(117)	—	(214)

Net income (loss) available to common stockholders	$(4,468)	$5,951	$(3,825)	$8,292

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.37	$0.10	$0.52
Loss from discontinued operations	(0.16)	—	(0.22)	—
Loss on disposal of discontinued operations assets	(0.17)	—	(0.18)	—

Net income (loss) available to common stockholders	$(0.33)	$0.37	$(0.30)	$0.52

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.05	$0.26	$0.16	$0.38
Loss from discontinued operations	(0.16)	—	(0.22)	—
Loss on disposal of discontinued operations assets	(0.17)	—	(0.18)	—

Net income (loss) available to common stockholders	$(0.28)	$0.26	$(0.24)	$0.38

Weighted average common shares outstanding:
Basic	13,414	16,105	12,864	15,814
Diluted	13,414	24,031	12,896	23,115

NOTE 8. INCOME TAXES

As of June 30, 2006, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $36.0 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. For the three months ended June 30, 2006 and 2005, no current provision for income taxes has been provided due to the availability of our NOL. Our current tax payable is offset by the reversal of a like amount of the valuation allowance.

During the three months ended June 30, 2006, $1.0 million of the valuation allowance was removed as an income tax benefit based upon anticipated future taxable income.

NOTE 9. DISCONTINUED OPERATIONS

On November 20, 2003, we purchased AHI, resulting in the acquisition of 13 helicopters and four leased helicopters at bases located in Louisiana and Texas. AHI was strategically targeted and purchased for the infrastructure of aircraft, fueling stations, flight (customer) following and pilot and mechanic organizations.

In July 2004, after owning AHI for approximately eight months, we withdrew our business activity with AHI customers in Texas, and moved all operations to our main operating facility in Louisiana. This strategy also fit with the planned completion of the Intracoastal City (Mouton Cove) facility as a central base of operations. Our planned strategy was to certify all of our fleet under the OMNI Federal Aviation Agency 135 certificate and to market our flight services to independent and major oil and gas customers. Our strategy was to service operators that require aircraft geared to crew change and larger passenger capacity, which allow for higher rates and use. The large operators work from Master Service Agreements which met our needs for higher, more fixed pricing and fixed unit structures. The plan encompassed relocation of personnel, the elimination of certain duplicate positions, and the negotiation of early release of operating leases at the Brazoria County facility. The costs we incurred included travel and re-location costs for personnel who were relocated, costs associated with the transfer of aircraft to the 135 certificate, termination costs for personnel who were eliminated, costs incurred to obtain an early release of operating leases at the Brazoria County facility and other direct costs related to the exit of this business group. In September 2004, we surrendered the AHI 135 certificate.

Effective June 30, 2005, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million. Accordingly, the disposition of the Aviation Transportation Services segment has been accounted for as a discontinued operation in the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2005.

Interest expense was allocated to the discontinued operations (Aviation Transportation Services segment) in accordance with the provisions of the EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” The total amount of interest expense included in loss from discontinued operations is $0.4 million and $0.9 million for the three and six months ended June 30, 2005, respectively.

Accordingly, the table below presents all revenues and expenses of the Aviation Transportation Services segment as loss from discontinued operations (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$2,730	$4,900

Operating expenses:
Direct operating costs	2,339	4,302
Depreciation and amortization	267	521
General and administrative expenses	661	869
Asset impairment charge	505	505

Total operating expenses	3,772	6,197
Interest expense	440	911
Loss on debt extinguishment	733	733
Other income	(79)	(79)

Total expenses	4,866	7,762

Loss from discontinued operations	$(2,136)	$(2,862)

LOSS ON DISPOSAL OF AVIATION TRANSPORTATION SERVICES SEGMENT

As a result of the sale of the Aviation Transportation Services segment, we incurred a loss in the amount of $2.3 million. The table below presents the assets of the Aviation Transportation Services segment as of June 30, 2005 which were removed from the balance sheet as a result of the sale (in thousands):

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

NOTE 10. RELATED PARTY TRANSACTIONS.

As mentioned in Note 3, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock do not have warrants attached to them. During the six months ended June 30, 2006, 235 shares of Series C Preferred were issued as PIK dividends at par. In addition, PIK dividends representing 237 shares of Series C Preferred were declared during that same period.

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

RECENT DEVELOPMENTS

On June 27, 2006, we entered into a non-binding letter of intent (the “Letter of Intent”) for the acquisition of Rig Tools, Inc. (“Rig Tools”). Rig Tools is a leading Gulf Coast lessor of oilfield equipment and provider of specialized oilfield and environmental services. Subject to the terms and conditions of the Letter of Intent, we will purchase 100% of the issued and outstanding capital stock of Rig Tools for an aggregate purchase price of $14.0 million, consisting of $10.0 million in cash and $4.0 million in convertible promissory notes and the assumption of certain bank debt. Completion of the acquisition is subject to the finalization of the due diligence to our satisfaction, negotiation of a definitive purchase agreement with terms acceptable to both parties, and the approval of the transaction by our lenders and Board of Directors. Closing is expected in the fourth quarter of 2006.

GENERAL

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, operational support, and permitting and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) dockside and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating primarily in the Gulf of Mexico, and (iii) a large fleet of oilfield equipment available for leasing on a daily basis. We operate in four business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services), Environmental Services, Equipment Leasing and Other Services (which includes metal stress relieving and wellhead installations).

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)
Operating revenue	$9,463	$27,684	$22,578	$46,139
Operating expenses:
Direct costs	6,145	16,711	14,284	28,155
Depreciation and amortization	1,134	1,472	2,487	2,759
General and administrative expenses	1,918	3,193	4,009	5,583

Total operating expenses	9,197	21,376	20,780	36,497

Operating income	266	6,308	1,798	9,642
Interest expense	(630)	(1,211)	(1,278)	(2,327)
Gain on debt extinguishment	484	—	484	—
Other income (expense), net	(15)	92	29	176

Income before income taxes	105	5,189	1,033	7,491
Income tax benefit	—	1,000	—	1,000

Income from continuing operations	105	6,189	1,033	8,491
Loss from discontinued operations, aviation transportation services segment, net of taxes	(2,136)	—	(2,862)	—
Loss on disposal of discontinued operation assets, net of taxes	(2,271)	—	(2,271)	—

Net income (loss)	(4,302)	6,189	(4,100)	8,491
Dividends and accretion of preferred stock	(55)	(121)	(55)	(237)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(649)	(117)	(649)	(213)

Net income (loss) available to common stockholders	$(5,006)	$5,951	$(4,804)	$8,041

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Operating revenues increased 192% or $18.2 million, from $9.5 million for the three months ended June 30, 2005 to $27.7 million for the three months ended June 30, 2006. This increase was due partially to our acquisition of Preheat effective February 10, 2006 which contributed $7.2 million in revenue for the second quarter of 2006, as well as an increase in activities from our seismic drilling and environmental services divisions which accounted for $9.7 million and $1.3 million of the increase, respectively. As discussed in Note 9, $2.7 million in aviation revenue is included in the loss from discontinued operations for the second quarter of 2005.

Direct costs increased 174%, or $10.6 million, from $6.1 million for the three months ended June 30, 2005 to $16.7 million for the three months ended June 30, 2006. Direct costs as a result of the recent Preheat acquisition accounted for $4.1 million of the overall increase. Direct costs relating to the other divisions increased $6.5 million with third-party contract services increasing $3.5 million. We contract third parties to provide services when our existing workforce is occupied on other projects. Consistent with the increase in revenues, payroll related costs increased $2.8 million, rentals and leases expense increased $0.6 million, explosives expenses increased $1.5 million and repairs and maintenance expenses increased $0.8 million. As discussed in Note 9, aircraft operating expenses of $2.3 million are included in the loss from discontinued operations for the second quarter of 2005.

Depreciation and amortization costs increased $0.4 million from $1.1 million for the three month period ended June 30, 2005 to $1.5 million for the three month period ended June 30, 2006. Depreciation expense increased $0.4 million due to the increase in revenue-producing assets, primarily from the acquisition of Preheat in February 2006. As discussed in Note 9 regarding our discontinued operations, depreciation and amortization expenses of $0.3 million are included in the loss from discontinued operations for the second quarter of 2005.

General and administrative costs increased $1.3 million, from $1.9 million during the three month period ended June 30, 2005 to $3.2 million during the same three month period of 2006 primarily as a result of the acquisition of Preheat. As discussed in Note 9, general and administrative expenses of $0.7 million are included in the loss from discontinued operations for the second quarter of 2005.

Interest expense increased approximately $0.6 million from $0.6 million for the three month period ended June 30, 2005 to $1.2 million for the three month period ended June 30, 2006. The increase in interest expense was attributable to increased levels of debt including financing for the Preheat acquisition coupled with increased interest rates between the periods. Interest expense was further increased by $0.2 million related to amortization of deferred loan costs.

As discussed in Note 9, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations totaling $2.1 million, net of income taxes as a component of the net loss for the quarter ended June 30, 2005. Additionally, we recorded a loss of $2.3 million on the disposal of the aviation assets.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Operating revenues increased 104% or $23.5 million, from $22.6 million for the six months ended June 30, 2005 to $46.1 million for the six months ended June 30, 2006. This increase was due partially to our acquisition of Preheat effective February 10, 2006 which contributed $10.9 million in revenue for the first half of 2006, as well as an increase in activities from our seismic drilling and environmental services divisions which accounted for $10.3 million and $2.3 million of the increase, respectively. As discussed in Note 9, $4.9 million in aviation revenue is included in the loss from discontinued operations for the first half of 2005.

Direct costs increased 97%, or $13.9 million, from $14.3 million for the six months ended June 30, 2005 to $28.2 million for the six months ended June 30, 2006. Direct costs as a result of the recent Preheat acquisition accounted for $4.3 million of the overall increase. Direct costs relating to the other divisions increased $9.5 million with third-party contract services increasing $4.1 million. We contract third parties to provide services when our existing workforce is occupied on other projects. Consistent with the increase in revenues, payroll related costs increased $3.5 million and rentals and leases expense increased $1.0 million, explosives expenses increased $1.7 million and repairs and maintenance expenses increased $1.4 million. As discussed in Note 9, aircraft operating expenses of $4.3 million are included in the loss from discontinued operations for the first half of 2005.

Depreciation and amortization costs increased $0.3 million from $2.5 million for the six month period ended June 30, 2005 to $2.8 million for the six month period ended June 30, 2006. Depreciation expense increased $0.5 million due to the increase in revenue-producing assets, primarily from the acquisition of Preheat in February 2006. Additionally, amortization expense decreased by $0.2 million resulting primarily from the revised amortization of intangible assets related to the Trussco acquisition. As discussed in Note 9, depreciation and amortization expenses of $0.5 million are included in the loss from discontinued operations for the first half of 2005.

General and administrative costs increased $1.6 million, from $4.0 million during the six month period ended June 30, 2005 to $5.6 million during the same six month period of 2006 primarily as a result of the acquisition of Preheat. As discussed in Note 9, general and administrative expenses of $0.9 million are included in the loss from discontinued operations for the first half of 2005.

Interest expense increased approximately $1.0 million from $1.3 million for the six month period ended June 30, 2005 to $2.3 million for the six month period ended June 30, 2006. The increase in interest expense was attributable to increased levels of debt including financing for the Preheat acquisition coupled with increased interest rates between the periods. Interest expense was further increased by $0.2 million related to amortization of deferred loan costs.

As discussed in Note 9, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations totaling $2.9 million, net of income taxes as a component of the net loss for the six months ended June 30, 2005. Additionally, we recorded a loss of $2.3 million on the disposal of the aviation assets for the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had approximately $16.5 million in cash and restricted cash compared to $0.2 million at December 31, 2005 and working capital of $10.5 million at June 30, 2006, compared to a deficit of $0.02 million at December 31, 2005. The increase in cash and increase in working capital from December 31, 2005 to June 30, 2006 are primarily due to significant improvements in our business segment operations, along with the acquisition of Preheat and an increase in the amount borrowed on our line of credit. At June 30, 2006, we borrowed $12.0 million on our Line to better illustrate for investors and financial analysts our funds availability at the end of the quarter. The amount was repaid on the first business day of the third quarter. Cash provided by operating activities was $12.3 million for the six months ended June 30, 2006.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and new business acquisitions. In 2005, we acquired approximately $0.8 million of new vehicles accounted for as capital leases and approximately $1.1 million of equipment. Thus far in 2006, we have acquired Preheat and approximately $0.8 million of equipment. For the remainder of 2006, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations, increase Preheat’s fleet of oilfield leasing equipment and explore strategic business opportunities including the completion of the acquisition of Rig Tools as described in “Recent Developments” above.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of June 30, 2006, no shares have been purchased under this agreement.

During the three months ended March 31, 2006, capital leases on vehicles totaling $0.5 million were repaid. The capital leases were replaced with 24 month operating leases expiring in the first quarter of 2008. We borrowed $6.0 million and $7.0 million on our Term A and Term B Loans to finance the acquisition of Preheat. Loan closing costs of $0.6 million were incurred during the three months ended March 31, 2006 in conjunction with the borrowings on the Term Loans.

LONG-TERM DEBT

At December 31, 2005 and June 30, 2006, long-term debt consists of the following (in thousands):

	December 31, 2005	June 30, 2006
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.75% at June 30, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,336
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	184
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	1,000	1,000
Promissory notes payable to former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	1,333
Promissory notes payable to finance companies secured by vehicles	729	125
Capital lease payable to finance companies	941	761
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	744
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80%) at December 31, 2005 and LIBOR plus 5.5% (10.73%) at June 30, 2006, maturing May 17, 2010, secured by various equipment	4,540	10,055
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 13.23% at June 30, 2006) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Other debt	52	65

Total	18,724	33,270
Less: current maturities	(2,926)	(4,717)

Long-term debt, less current maturities	$15,798	$28,553

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate plus 1.5% (9.75% at June 30, 2006) and matures in May 2010. The Line is collateralized by accounts receivable. As of June 30, 2006, we had $12.9 million outstanding under the Line. Our additional availability under the Line was $1.0 million at June 30, 2006. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of June 30, 2006 and December 31, 2005, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50.0 million equipment term financing (“Term A Loan”) and increased our Line to $15.0 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 1006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 5.5% (10.73% at June 30, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006 we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $10.1 million at June 30, 2006, after scheduled monthly principal payments.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (13.23% at June 30, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at June 30, 2006.

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

Prior to February 2006, we leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on most of those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008.

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

On May 18, 2005, we entered into settlement agreements (“Debenture Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). We recorded a gain of $0.2 million at the close of these transactions. The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Promissory Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and June 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

At December 31, 2005 and June 30, 2006, we have $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. We also have $2.0 million of contingent Earnout Notes payable. Based upon current estimates, the amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008, and $0.5 million and $0.8 million maturing in February 2009. At June 30, 2006, the Preheat Notes had a balance of $4.0 million.

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2005 and June 30, 2006 are comprised of eight marsh buggies. At June 30, 2006, no impairment of long-lived assets was necessary.

Discontinued Operations

In accordance with SFAS No. 144, as a result of the sale of our Aviation Transportation Services segment effective June 30, 2005, the operations of the entire Aviation Transportation Services segment have been accounted for as discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2005. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

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

On May 18, 2005, we entered into settlement agreements (“Settlement Agreements”) with each of the Debenture Holders in exchange for our dismissal of the lawsuit filed against the Debenture Holders. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). We recorded a gain on debt extinguishment of approximately $0.2 million upon closing of these transactions. The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Promissory Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and June 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders (“Annual Meeting”) was held at our principal executive offices at 4500 NE Evangeline Thruway, Carencro, Louisiana on Tuesday, June 27, 2006. The purpose of the Annual Meeting was to (i) elect three directors for the ensuing year, and (ii) to approve the Amendment to the Fifth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Stock Incentive Plan Amendment”).

The following table provides the number of votes cast related to each proposal

(i)	To Elect Directors

	For	Withheld
James C. Eckert	16,634,756	434,624
Barry E. Kaufman	16,600,555	468,825
Richard C. White	16,596,008	473,372

The following directors’ terms of office continued after the meeting:

Dennis R. Sciotto

Edward E. Colson III

(ii)	To approve the Stock Incentive Plan Amendment

For	Against	Abstain	Broker non-votes
5,874,318	1,369,064	104,032	9,721,966

No other business was submitted before the meeting.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Principal Financial Officer

31.3	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Interim Principal Financial Officer

32.3	Section 906 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: August 10, 2006	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2006	/s/ G. Darcy Klug
G. Darcy Klug
Executive Vice President
(Interim Principal Financial Officer)

Dated: August 10, 2006	/s/ Gregory B. Milton
Gregory B. Milton
Chief Accounting Officer