Form 10-Q
period 2006-09-30
OMNI ENERGY SERVICES CORP
filed 2006-11-13
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2006

or

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

As of November 9, 2006 there were 15,565,213 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006
	(Dollars in thousands)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174	$14,758
Restricted cash	—	1,114
Trade receivables, net	8,094	16,589
Other receivables	1,882	305
Parts and supplies inventory	1,787	3,800
Prepaid expenses and other current assets	2,458	4,618
Deferred tax asset	2,000	5,500
Current assets of discontinued operations	295	183
Assets held for sale	108	108

Total current assets	16,798	46,975

PROPERTY, PLANT AND EQUIPMENT, net	14,922	30,267

OTHER ASSETS:
Goodwill	2,924	3,288
Customer intangible assets, net	1,520	1,445
Licenses, permits and other intangible assets, net	3,934	4,265
Loan closing costs, net	3,197	3,164
Other assets	463	699

	12,038	12,861

TOTAL ASSETS	$43,758	$90,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,374	$7,287
Accrued expenses	1,382	2,934
Current maturities of long-term debt	2,926	3,796
Insurance notes payable	1,692	3,318
Line of credit	4,750	13,189
Current liabilities of discontinued operations	698	434

Total current liabilities	16,822	30,958

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	15,798	27,948
Other long-term liabilities	3	—

Total long-term liabilities	15,801	27,948

Total liabilities	32,623	58,906

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2005 and September 30, 2006 and 5,128 and 5,484 shares of Series C issued and outstanding at December 31, 2005 and September 30, 2006, respectively, liquidation preference of $1,000 per share	806	1,162
Common stock, $0.01 par value, 45,000,000 shares authorized; 15,272,121 and 16,602,998 issued and 15,136,448 and 16,602,998 outstanding at December 31, 2005 and September 30, 2006, respectively	153	166
Treasury stock, 135,673 and 0 shares, at cost, at December 31, 2005 and September 30, 2006, respectively	(264)	—
Preferred stock dividends declared	123	128
Additional paid-in capital	75,787	80,859
Accumulated deficit	(65,470)	(51,118)

Total stockholders’ equity	11,135	31,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,758	$90,103

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands, except per share amounts)
Operating revenue	$9,623	$26,639	$32,201	$72,779
Operating expenses:
Direct costs	6,510	16,374	20,794	44,529
Depreciation and amortization	1,130	1,310	3,618	4,069
General and administrative expenses	2,050	3,808	6,059	9,391

Total operating expenses	9,690	21,492	30,471	57,989

Operating income (loss)	(67)	5,147	1,730	14,790
Interest expense	(688)	(1,157)	(1,966)	(3,484)
Gain on debt extinguishment	273	15	758	15
Other income (expense), net	112	52	141	227

Income (loss) from continuing operations before income taxes	(370)	4,057	663	11,548
Income tax benefit	508	2,500	508	3,500

Income from continuing operations	138	6,557	1,171	15,048
Loss from discontinued operations, aviation transportation services segment, net of taxes	(411)	—	(3,273)	—
Loss on disposal of discontinued operation assets, net of taxes	—	—	(2,271)	—

Net income (loss)	(273)	6,557	(4,373)	15,048
Dividends and accretion of preferred stock	(78)	(124)	(132)	(361)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(2)	(121)	(652)	(335)

Net income (loss) available to common stockholders	$(353)	$6,312	$(5,157)	$14,352

Basic income per share:
Income from continuing operations	$0.00	$0.38	$0.03	$0.89
Loss from discontinued operations	(0.03)	—	(0.26)	—
Loss on disposal of discontinued operations assets	—	—	(0.18)	—

Net income (loss) available to common stockholders	$(0.03)	$0.38	$(0.41)	$0.89

Diluted income per share:
Income from continuing operations	$0.00	$0.26	$0.03	$0.63
Loss from discontinued operations	(0.02)	—	(0.25)	—
Loss on disposal of discontinued operations assets	—	—	(0.18)	—

Net income (loss) available to common stockholders	$(0.02)	$0.26	$(0.40)	$0.63

Weighted average common shares outstanding:
Basic	14,078	16,596	12,676	16,078
Diluted	15,112	25,038	12,816	23,997

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock Amount
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2005	5,157	$806	15,272,121	$153	$(264)
— Stock based compensation	—	—	(24,000)	—	—
— Issuance of treasury shares for stock based compensation	—	—	—	—	264
— Stock options and warrants exercised	—	—	454,877	4	—
— Common stock issued in acquisition	—	—	900,000	9	—
— Preferred stock dividends paid	356	356	—	—	—
— Preferred stock dividends declared	—	—	—	—	—
— Beneficial conversion feature associated with preferred stock	—	—	—	—	—
— Net income	—	—	—	—	—

BALANCE, September 30, 2006	5,513	$1,162	16,602,998	$166	$—

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, December 31, 2005	$123	$75,787	$(65,470)	$11,135
— Stock based compensation	—	451	—	451
— Issuance of treasury shares for stock based compensation	—	(264)	—	—
— Stock options and warrants exercised and other	—	1,517	—	1,521
— Common stock issued in acquisition	—	3,033	—	3,042
— Preferred stock dividends paid	(356)	—	—	—
— Preferred stock dividends declared	361	—	(361)	—
— Beneficial conversion feature associated with preferred stock	—	335	(335)	—
— Net income	—	—	15,048	15,048

BALANCE, September 30, 2006	$128	$80,859	$(51,118)	$31,197

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2006
	(revised)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$1,171	$15,048
Loss from discontinued operations	(5,544)	—

	(4,373)	15,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,618	4,069
Amortization of deferred loan issuance costs	260	615
Gain on fixed asset disposition	(142)	(67)
Stock based compensation expense	9	451
Gain on debt extinguishment	(758)	(15)
Deferred income taxes	—	(3,500)
Changes in operating assets and liabilities:
Trade receivables	1,523	(3,100)
Other receivables	(851)	(579)
Parts and supplies inventory	182	(226)
Prepaid expenses and other current assets	2,759	1,291
Other assets	886	(877)
Accounts payable and accrued expenses	(3,477)	1,206
Other long-term liabilities	(97)	—

Net cash provided by operating activities of continuing operations	5,083	14,316

Net cash used in operating activities of discontinued operations	(1,171)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(411)	(3,725)
Proceeds from disposal of property, plant and equipment	248	157
Acquisitions, net of cash received	—	(14,178)
Proceeds from collection of other receivable	—	3,870
Increase in restricted cash	—	(1,114)

Net cash used in investing activities of continuing operations	(163)	(14,990)

Net cash provided by investing activities of discontinued operations	11,365	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	26,956	13,000
Proceeds from issuance of common stock for exercise of stock options and warrants and other	99	1,522
Proceeds from issuance of preferred stock and warrants, net of offering costs	4,677	—
Principal payments on long-term debt	(26,191)	(6,596)
Payment of convertible debentures	(3,404)	—
Loan closing costs	(3,495)	(582)
Borrowings on line of credit, net	(6,588)	7,914

Net cash provided by (used in) financing activities of continuing operations	(7,946)	15,258

Net cash used in financing activities of discontinued operations	(7,973)	—

NET INCREASE (DECREASE) IN CASH	(805)	14,584
Cash and cash equivalents, at beginning of period	1,043	174

Cash and cash equivalents, at end of period	$238	$14,758

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Nine Months Ended September 30,
	2005	2006
	(revised)
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,935	$2,876

NON-CASH TRANSACTIONS:
Transfer of discontinued operations assets to assets held for sale	$11,000	$—

Common stock issued for extinguishment of convertible debentures	$3,200	$—

Long term debt issued for extinguishment of convertible debentures	$4,293	$—

Common stock issued for extinguishment of long term debt	$2,099	$—

Short term debt issued for extinguishment of long term debt	$1,000	$—

Equipment under capital lease paid off under sale/leaseback	$—	$596

Equipment financed	$—	$427

Dividends declared but not paid	$97	$361

Preferred stock issued as dividends paid-in-kind	$35	$356

Beneficial conversion feature of preferred stock	$652	$335

Premiums financed with insurance carrier	$3,047	$3,318

Transfer of assets held for sale for extinguishments of capital leases	$2,891	$—

Transfer of inventory to prepaid aviation repairs	$328	$—

Transfer of inventory and property and equipment to assets held for sale	$51	$—

Debt issued in Preheat acquisition	$—	$4,000

Stock issued in Preheat acquisition	$—	$3,042

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2005 and September 30, 2006 are comprised of eight marsh buggies. At September 30, 2006, no impairment of long-lived assets was necessary.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at September 30, 2006 represents cash held in escrow for the future purchase of an aircraft. For 2005, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

There was $0.2 million and $0.5 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and nine months ended September 30, 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2006 was $3.08 per option.

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Expected volatility	74.00%	52.69%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	3.75%	4.87%
Expected option term (years)	6.50	6.50

Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three and nine months ended September 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123R.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except for per share amounts)
Net loss available to common stockholders-as reported	$(353)	$(5,157)
Add: stock-based employee compensation expense included in reported net loss, net of tax	—	9
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(209)	(579)

Net loss available to common stockholders-proforma:	$(562)	$(5,727)

Net loss available to common stockholders-as reported:
Basic	$(0.03)	$(0.41)
Diluted	$(0.02)	$(0.40)
Net loss available to common stockholders-proforma:
Basic	$(0.04)	$(0.45)
Diluted	$(0.04)	$(0.45)

During the three and nine months ended September 30, 2005, there were 271,900 and 452,900 options granted, respectively, that required consideration under the provision of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2005 was $1.50 per option.

The following table summarizes information about stock option activity for the three and nine months ended September 30, 2006 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	937,827	$2.69	7.60
Granted	18,000	3.27
Exercised	(4,498)	2.44
Lapsed or canceled	(7,999)	2.59

Outstanding at March 31, 2006	943,330	$2.71	7.30	$2,553
Granted	326,250	5.49
Exercised	(72,144)	2.87
Lapsed or canceled	(4,519)	4.12

Outstanding at June 30, 2006	1,192,917	$3.45	7.90	$4,119
Granted	—	—
Exercised	(303,436)	3.03
Lapsed or canceled	(8,641)	4.93

Outstanding at September 30, 2006	880,840	$3.58	8.40	$3,156

Exercisable at September 30, 2006	415,992	$2.74	6.44	$1,138

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and nine months ended September 30, 2006 was approximately $2.7 million and $3.1 million (employee share), respectively. During the three and nine months ended September 30, 2006, the amount of cash we retained from the exercise of stock options was approximately $0.9 million and $1.1 million (Company share), respectively. The following table summarizes information about non-vested stock option awards as of September 30, 2006 and changes for the three and nine months ended September 30, 2006:

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31,2005	345,816	$1.89
Granted	18,000	2.44
Vested	(37,410)	2.04
Forfeited	(7,502)	1.83

Non-vested at March 31, 2006	318,904	$1.90
Granted	326,250	3.11
Vested	(63,441)	2.39
Forfeited	(4,022)	3.05

Non-vested at June 30, 2006	577,691	$2.52
Granted	—	—
Vested	(105,032)	2.12
Forfeited	(7,811)	2.80

Non-vested at September 30, 2006	464,848	$2.61

At September 30, 2006, there was $1.2 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards that is expected to be recognized over a weighted-average period of 2.11 years. The total fair value of options vested during the three months ended September 30, 2006 was $0.2 million.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following at December 31, 2005 and September 30, 2006, respectively (in thousands):

	December 31, 2005	September 30, 2006
Land	$647	$647
Construction in progress	—	1,563
Building and improvements	5,259	6,209
Drilling, field and support equipment	28,727	43,025
Shop equipment	439	494
Office equipment	1,835	2,007
Aircraft	—	924
Vehicles	2,680	3,049

	39,587	57,918
Less: accumulated depreciation	(24,665)	(27,651)

Total property, plant and equipment, net	$14,922	$30,267

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2005 and September 30, 2006, long-term debt consists of the following (in thousands):

	December 31, 2005	September 30, 2006
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.75% at September 30, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,329
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	179
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007, paid in full	1,000	—
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	1,333
Promissory notes payable to finance companies secured by vehicles	729	117
Promissory notes payable to finance companies secured by equipment	—	394
Capital lease payable to finance companies	941	722
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	658
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80%) at December 31, 2005 and LIBOR plus 5.5% (10.90%) at September 30, 2006, maturing May 17, 2010, secured by various equipment	4,540	9,287
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 13.40% at September 30, 2006) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Other debt	52	58

Total	18,724	31,744
Less: current maturities	(2,926)	(3,796)

Long-term debt, less current maturities	$15,798	$27,948

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate plus 1.0% (9.25% at September 30, 2006) and matures in May 2010. The Line is collateralized by accounts receivable. As of September 30, 2006, we had $13.2 million outstanding under the Line. Our additional availability under the Line was $0.2 million at September 30, 2006. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of September 30, 2006 and December 31, 2005, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 2006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 5.5% (10.90% at September 30, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006, we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $9.3 million at September 30, 2006, after scheduled monthly principal payments.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (13.40% at September 30, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at September 30, 2006.

CAPITAL LEASES

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

Total cost and accumulated depreciation of vehicles held under capital leases is as follows (in thousands):

	December 31, 2005	September 30, 2006
Vehicles	$1,694	$—
Less: Accumulated depreciation	(795)	—

Capitalized cost, net	$899	$—

Depreciation expense for the three and nine months ended September 30, 2006 and 2005 was approximately $0 and $0.1 million and $0 and $0.5 million, respectively, for all assets held under capital lease.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Promissory Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and September 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% per annum and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. Additionally, as more fully described in Note 4 below, we have approximately $1.4 million of contingent Earnout Notes. Based upon current estimates, contingent amounts due and payable at the end of the term of the Earnout Notes, if any, will be immaterial.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At September 30, 2006, the Preheat Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through August 2007 and accrue interest at 5.4%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Preheat, Inc. maintained a partially self-insured program for a portion of its workers’ compensation, liability and auto coverages. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of September 30, 2006, we had $0.0 million of accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of September 30, 2006.

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

On August 26, 2005, we entered into an Agreement and Release with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and September 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

At December 31, 2005 and September 30, 2006, we have $2.0 million and $1.4 million respectively, of contingent Earnout Notes payable. Based upon current estimates, contingent amounts due and payable by the end of the term of the Earnout Note, if any, will be immaterial.

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

The Incentive Agreements also grant these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Sixth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was approved by the stockholders to be increased. From June 30, 2004 until November 30, 2004 the awards were accounted for under FASB Interpretations No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million to be recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock and have put into escrow the number of shares of common stock to settle the awards. Accordingly, the previously unvested portion of the award was charged to expense which, along with the previously recognized $0.5 million, totaled $0.8 million which was recorded as compensation expense as of December 31, 2004.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive officers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ Global Market over the five prior trading days times the number of our issued and outstanding shares, of a share of our common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of our common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of our common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of our common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at September 30, 2006 is $23.6 million but no compensation expense has been recorded because the award is contingent on future events, none of which are considered probable at September 30, 2006.

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

In connection with the Preheat acquisition, we entered into employment contracts with the two former stockholders of Preheat effective until December 31, 2007 with an automatic extension for one additional twelve month period commencing January 1, 2008 unless either party gives notice of non-renewal as provided under the terms of the employment contracts.

We have entered into employment agreements with our three divisional vice presidents. One of the contracts is effective until December 2006 and two are effective until December 2008. Each of the contracts have provisions for automatic annual renewals unless either party gives notice of non-renewal as provided under the terms of the employment contracts.

OTHER

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

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

In October 2000, we agreed to convert $4.6 million of previously issued subordinated debentures into our Series A Preferred which was convertible into common stock of the Company at a conversion price of $0.75 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining previously issued outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred was convertible into common stock of the Company at a conversion price of $1.25 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness. The Preferred Stock earned dividends at a rate of 8% of which dividends of $484,000 and $490,000 were recorded during the years ended December 31, 2003 and 2004, respectively. In February

2004, we issued $10 million of 6.5% Subordinated Convertible Debentures (See Note 3). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2005, there are no Series A Preferred shares outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At December 31, 2005 and September 30, 2006, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

The Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as payment-in-kind (“PIK”) dividends. These additional shares of preferred stock do not have warrants attached to them. During the nine months ended September 30, 2006, 356 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in a beneficial conversion feature. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

At December 31, 2005 and September 30, 2006, 5,128 and 5,484 shares of Series C Preferred remain outstanding, respectively, and are convertible into 2,629,744 and 2,812,308 shares of our common stock, respectively.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

For the three and nine months ended September 30, 2006, we had 23,000 and 170,166 options, respectively, and 0 and 626,589 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Stockholder Notes convertible into 0 and 80,664 shares of common stock were excluded from the calculation for the three and nine months ended September 30, 2006.

For the three and nine months ended September 30, 2005, we had 478,095 and 724,829 options, respectively, and 1,380,087 and 1,913,807 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, preferred stock convertible into 2,571,836 shares of common stock and Stockholder Notes convertible into 319,144 shares of common stock were excluded from the calculation for the three and nine months ended September 30, 2005.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and nine months ended September 30, 2005 and 2006, respectively:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2006
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income (loss) available to common stockholders	$(353)	14,078	$6,312	16,596
Add: Options, preferred stock and warrants convertible into common stock	—	1,034	245	8,442

Diluted EPS net income (loss) available to common stockholders and common equivalent shares	$(353)	15,112	$6,557	25,038

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2006
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income (loss) available to common stockholders	$(5,157)	12,676	$14,352	16,078
Add: Options, preferred stock and warrants convertible into common stock	—	140	696	7,919

Diluted EPS net income (loss) available to common stockholders and common equivalent shares	$(5,157)	12,816	$15,048	23,997

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in four segments – Seismic Drilling, Environmental Services, Equipment Leasing and Other Services, all of which operate exclusively in North America. The Seismic Drilling segment is comprised of three divisions – Drilling, Survey and Permitting. The Equipment Leasing segment and the Environmental Services segment operate as stand alone segments. Other Services are accounted for in the Equipment Leasing segment. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental revenue is earned from tank, vessel and rig pit cleaning. Equipment leasing revenue is derived from the rental of various pieces of oilfield equipment to offshore and land-based oil production rigs. Other services revenue is comprised of metal stress relieving and wellhead installation services. As discussed in Note 9, we discontinued the operations and sold the equipment and related assets of our Aviation Transportation Services segment effective June 30, 2005.

The following table shows segment information (net of intercompany transactions) for the three and nine months ended September 30, 2006 and as restated for discontinued operations for the three and nine months ended September 30, 2005:

Three Months Ended September 30,	Drilling	Aviation	Environmental	Equipment Leasing	Other Services	Corporate	Total
2006
Operating revenues	$13,958	$—	$7,277	$4,008	$1,396	$—	$26,639
Operating income (loss)	2,953	—	1,696	1,691	398	(1,591)	5,147
Interest expense	—	—	—	50	—	1,107	1,157
Depreciation and amortization	582	—	316	392	14	6	1,310
Identifiable assets	17,275	183	16,995	23,179	1,569	30,902	90,103
Capital expenditures	80	—	663	508	—	965	2,216
2005
Operating revenues	$5,237	$—	$4,386	$—	$—	$—	$9,623
Operating income (loss)	231	—	451	—	—	(749)	(67)
Interest expense	—	—	7	—	—	681	688
Depreciation and amortization	827	—	301	—	—	2	1,130
Loss from discontinued operations	—	(411)	—	—	—	—	(411)
Identifiable assets	16,316	831	13,047	—	—	12,475	42,669
Capital expenditures	8	—	310	—	—	—	318

Nine Months Ended September 30,	Drilling	Aviation	Environmental	Equipment Leasing	Other Services	Corporate	Total
2006
Operating revenues	$38,274	$—	$21,010	$9,653	$3,842	$—	$72,779
Operating income (loss)	7,900	—	5,541	3,641	1,491	(3,783)	14,790
Interest expense	—	—	26	129	—	3,329	3,484
Depreciation and amortization	2,097	—	884	991	80	17	4,069
Identifiable assets	17,275	183	16,995	23,179	1,569	30,902	90,103
Capital expenditures	203	—	1,444	1,088	10	980	3,725
2005
Operating revenues	$19,302	$—	$12,899	$—	$—	$—	$32,201
Operating income (loss)	2,582	—	1,263	—	—	(2,115)	1,730
Interest expense	—	—	81	—	—	1,885	1,966
Depreciation and amortization	2,536	—	1,080	—	—	2	3,618
Loss from discontinued operations	—	(3,273)	—	—	—	—	(3,273)
Loss on disposal of discontinued operations assets	—	(2,271)	—	—	—	—	(2,271)
Identifiable assets	16,316	831	13,047	—	—	12,475	42,669
Capital expenditures	75	140	350	—	—	—	565

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

The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if Preheat was acquired on January 1, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands except per share amounts)
Operating revenue	$14,493	$26,639	$47,680	$75,668
Operating expenses:
Direct costs	9,433	16,374	29,378	46,295
Depreciation and amortization	1,819	1,310	5,169	4,259
General and administrative expenses	2,898	3,808	8,977	9,850

Total operating expenses	14,150	21,492	43,524	60,404

Operating income	343	5,147	4,156	15,264
Interest expense	(1,123)	(1,157)	(3,450)	(3,708)
Gain on debt extinguishment	273	15	758	15
Other income (expense), net	(25)	52	14	229

Income from continuing operations before income taxes	(532)	4,057	1,478	11,800
Income tax benefit	508	2,500	508	3,500

Income from continuing operations	(24)	6,557	1,986	15,300
Loss from discontinued operations	(411)	—	(3,273)	—
Loss on sale of discontinued operations assets	—	—	(2,271)	—

Net income (loss)	(435)	6,557	(3,558)	15,300
Dividends on preferred stock	(80)	(124)	(132)	(361)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(121)	(652)	(335)

Net income (loss) available to common stockholders	$(515)	$6,312	$(4,342)	$14,604

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.38	$0.09	$0.90
Loss from discontinued operations	(0.02)	—	(0.24)	—
Loss on disposal of discontinued operations assets	—	—	(0.17)	—

Net income (loss) available to common stockholders	$(0.03)	$0.38	$(0.32)	$0.90

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.26	$0.09	$0.63
Loss from discontinued operations	(0.02)	—	(0.24)	—
Loss on disposal of discontinued operations assets	—	—	(0.17)	—

Net income (loss) available to common stockholders	$(0.03)	$0.26	$(0.32)	$0.63

Weighted average common shares outstanding:
Basic	14,978	16,596	13,576	16,249
Diluted	16,012	25,038	13,716	24,168

NOTE 8. INCOME TAXES

As of September 30, 2006, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $31.0 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. For the three months ended September 30, 2006 and 2005, no current provision for income taxes has been provided due to the availability of our NOL. Our current tax payable is offset by the reversal of a like amount of the valuation allowance.

During the three and nine months ended September 30, 2006, $2.5 million and $3.5 million, respectively of the valuation allowance was removed as an income tax benefit based upon anticipated future taxable income.

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

Interest expense was allocated to the discontinued operations (Aviation Transportation Services segment) in accordance with the provisions of the EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” The total amount of interest expense included in loss from discontinued operations is $0.1 million and $1.0 million for the three and nine months ended September 30, 2005, respectively.

Accordingly, the table below presents all revenues and expenses of the Aviation Transportation Services segment as loss from discontinued operations (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue	$—	$4,880

Operating expenses:
Direct operating costs	(188)	4,122
Depreciation and amortization	—	521
General and administrative expenses	(72)	797

Total operating expenses	(260)	5,440
Asset impairment charge	—	(504)

Operating income (loss)	260	(1,064)
Interest expense	(118)	(1,029)
Loss on debt extinguishment	—	(733)
Other income (expense), net	(45)	61

Income (loss) from operations before income taxes	97	(2,765)
Provision for income taxes	(508)	(508)

Loss from discontinued operations	$(411)	$(3,273)

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

NOTE 10. RELATED PARTY TRANSACTIONS.

As mentioned in Note 3, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred, which was issued to certain of our affiliates and executive officers, has been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock do not have warrants attached to them. During the nine months ended September 30, 2006, 356 shares of Series C Preferred were issued as PIK dividends at par. In addition, PIK dividends representing 361 shares of Series C Preferred were declared during that same period.

NOTE 11. SUBSEQUENT EVENT

On November 1, 2006, we completed the acquisition of Rig Tools, Inc., a Louisiana corporation (“Rig Tools”) pursuant to a Stock Purchase and Sale Agreement (the “Rig Tools Agreement”). Rig Tools is a leading Gulf Coast lessor of oilfield equipment and provider of specialized oilfield and environmental services. In accordance with the Rig Tools Agreement, we purchased 100% of the issued and outstanding capital stock of Rig Tools for an aggregate purchase price of $14.0 million, consisting of $10.0 million in cash and $4.0 million in convertible promissory notes and the assumption of approximately $2.1 million of bank debt. In conjunction with the acquisition of Rig Tools, we amended our existing credit facilities to reduce our interest rates with all other terms remaining materially the same.

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

RECENT DEVELOPMENTS

On November 1, 2006, we completed the acquisition of Rig Tools pursuant to a Stock Purchase and Sale Agreement. Rig Tools is a leading Gulf Coast lessor of oilfield equipment and provider of specialized oilfield and environmental services. In accordance with the Rig Tools Agreement, we purchased 100% of the issued and outstanding capital stock of Rig Tools for an aggregate purchase price of $14.0 million, consisting of $10.0 million in cash and $4.0 million in convertible promissory notes and the assumption of approximately $2.1 million of bank debt. In conjunction with the acquisition of Rig Tools, we amended our existing credit facilities to reduce our interest rates with all other terms remaining materially the same.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Operating revenue	$9,623	$26,639	$32,201	$72,779
Operating expenses:
Direct costs	6,510	16,374	20,794	44,529
Depreciation and amortization	1,130	1,310	3,618	4,069
General and administrative expenses	2,050	3,808	6,059	9,391

Total operating expenses	9,690	21,492	30,471	57,989

Operating income (loss)	(67)	5,147	1,730	14,790
Interest expense	(688)	(1,157)	(1,966)	(3,484)
Gain on debt extinguishment	273	15	758	15
Other (income) expense, net	112	52	141	227

Income (loss) before income taxes	(370)	4,057	663	11,548
Income tax benefit	508	2,500	508	3,500

Income from continuing operations	138	6,557	1,171	15,048
Loss from discontinued operations, aviation transportation services segment, net of taxes	(411)	—	(3,273)	—
Loss on disposal of discontinued operation assets, net of taxes	—	—	(2,271)	—

Net income (loss)	(273)	6,557	(4,373)	15,048
Dividends and accretion of preferred stock	(78)	(124)	(132)	(361)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(2)	(121)	(652)	(335)

Net income (loss) available to common stockholders	$(353)	$6,312	$(5,157)	$14,352

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Operating revenues increased 177% or $17.0 million, from $9.6 million for the three months ended September 30, 2005 to $26.6 million for the three months ended September 30, 2006. This increase was due partially to our acquisition of Preheat effective February 10, 2006 which contributed $7.0 million in revenue for the third quarter of 2006, as well as an increase in activities from our seismic drilling and environmental services divisions, which accounted for $8.7 million and $1.3 million of the increase, respectively.

Direct costs increased 152%, or $9.9 million, from $6.5 million for the three months ended September 30, 2005 to $16.4 million for the three months ended September 30, 2006. Direct costs as a result of the Preheat acquisition accounted for $2.9 million of the overall increase. Direct costs relating to the other divisions increased $7.0 million with third-party contract services increasing $3.1 million. We contract third parties to provide services when our existing workforce is occupied on other projects. Consistent with the increase in revenues, payroll related costs increased $3.3 million, rentals and leases expense increased $0.3 million, fuel and oil expense increased $0.6 million, explosives expenses increased $0.9 million and repairs and maintenance expenses increased $0.9 million. As discussed in Note 9, aircraft operating expenses of $0.2 million are included in the loss from discontinued operations for the third quarter of 2005.

Depreciation and amortization costs increased $0.2 million from $1.1 million for the three month period ended September 30, 2005 to $1.3 million for the three month period ended September 30, 2006. Depreciation expense increased $0.2 million due to the increase in revenue-producing assets, primarily from the acquisition of Preheat in February 2006.

General and administrative costs increased $1.7 million, from $2.1 million during the three month period ended September 30, 2005 to $3.8 million during the same three month period of 2006 primarily as a result of the acquisition of Preheat. As discussed in Note 9, general and administrative expenses of $0.1 million are included in the loss from discontinued operations for the third quarter of 2005.

Interest expense increased approximately $0.5 million from $0.7 million for the three month period ended September 30, 2005 to $1.2 million for the three month period ended September 30, 2006. The increase in interest expense was attributable to increased levels of debt including financing for the Preheat acquisition coupled with increased interest rates between the periods. Interest expense includes $0.2 million related to amortization of deferred loan costs.

As discussed in Note 9, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations totaling $0.4 million, net of income taxes as a component of the net loss for the quarter ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Operating revenues increased 126% or $40.6 million, from $32.2 million for the nine months ended September 30, 2005 to $72.8 million for the nine months ended September 30, 2006. This increase was due partially to our acquisition of Preheat effective February 10, 2006 which contributed $18.0 million in revenue for the first nine months of 2006, as well as an increase in activities from our seismic drilling and environmental services divisions, which accounted for $19.0 million and $3.6 million of the increase, respectively. As discussed in Note 9, $4.9 million in aviation revenue is included in the loss from discontinued operations for the nine months ended September 30, 2005.

Direct costs increased 114%, or $23.7 million, from $20.8 million for the nine months ended September 30, 2005 to $44.5 million for the nine months ended September 30, 2006. Direct costs as a result of the recent Preheat acquisition accounted for $7.1 million of the overall increase. Direct costs relating to the other divisions increased $16.6 million with third-party contract services increasing $7.7 million. We contract third parties to provide services when our existing workforce is occupied on other projects. Consistent with the increase in revenues, payroll related costs increased $6.8 million and rental and lease expense increased $1.3 million, fuel and oil expense increased $1.2 million, explosives expenses increased $2.6 million and repairs and maintenance expenses increased $2.3 million. As discussed in Note 9, aircraft operating expenses of $4.1 million are included in the loss from discontinued operations for the nine months ended September 30, 2005.

Depreciation and amortization costs increased $0.5 million from $3.6 million for the nine month period ended September 30, 2005 to $4.1 million for the nine month period ended September 30, 2006. Depreciation expense increased $0.7 million due to the increase in revenue-producing assets, primarily from the acquisition of Preheat in February 2006. Additionally, amortization expense decreased by $0.2 million resulting primarily from the revised amortization of intangible assets related to the Trussco acquisition. As discussed in Note 9, depreciation and amortization expenses of $0.5 million are included in the loss from discontinued operations for the nine months ended September 30, 2005.

General and administrative costs increased $3.3 million, from $6.1 million during the nine month period ended September 30, 2005 to $9.4 million during the same nine month period of 2006 primarily as a result of the acquisition of Preheat. As discussed in Note 9, general and administrative expenses of $0.8 million are included in the loss from discontinued operations for the nine months ended September 30, 2005.

Interest expense increased approximately $1.5 million from $2.0 million for the nine month period ended September 30, 2005 to $3.5 million for the nine month period ended September 30, 2006. The increase in interest expense was attributable to increased levels of debt including financing for the Preheat acquisition coupled with increased interest rates between the periods. Interest expense includes $0.4 million related to amortization of deferred loan costs.

As discussed in Note 9, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations totaling $3.3 million, net of income taxes, as a component of the net loss for the nine months ended September 30, 2005. Additionally, we recorded a loss of $2.3 million on the disposal of the aviation assets for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had approximately $15.9 million in cash and restricted cash compared to $0.2 million at December 31, 2005 and working capital of $16.0 million at September 30, 2006, compared to a deficit of $0.02 million at December 31, 2005. The increase in cash and increase in working capital from December 31, 2005 to September 30, 2006 are primarily due to significant improvements in our business segment operations, along with the acquisition of Preheat and an increase in the amount borrowed on our line of credit. At September 30, 2006, we borrowed $12.5 million on our Line to better illustrate for investors and financial analysts our funds availability at the end of the quarter. The amount was repaid on the first business day of the fourth quarter. Cash provided by operating activities was $14.3 million for the nine months ended September 30, 2006.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and new business acquisitions. In 2005, we acquired approximately $0.4 million of new vehicles and equipment. Thus far in 2006, we have acquired Preheat and approximately $3.7 million of equipment. For the remainder of 2006, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations, increase Preheat’s fleet of oilfield leasing equipment and explore strategic business opportunities including the completion of the acquisition of Rig Tools as described in “Recent Developments” above.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of September 30, 2006, no shares have been purchased under this agreement.

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

LONG-TERM DEBT

At December 31, 2005 and September 30, 2006, long-term debt consists of the following (in thousands):

	December 31, 2005	September 30, 2006
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.75% at September 30, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,329
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	179
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007, paid in full	1,000	—
Promissory notes payable to former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	1,333
Promissory notes payable to finance companies secured by vehicles	729	117
Promissory note payable to finance companies secured by equipment	—	394
Capital lease payable to finance companies	941	722
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	658
Term A notes payable to a finance company, variable interest rate at LIBOR plus 6.5% (10.80%) at December 31, 2005 and LIBOR plus 5.5% (10.90%) at September 30, 2006, maturing May 17, 2010, secured by various equipment	4,540	9,287
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 13.40% at September 30, 2006) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Other debt	52	58

Total	18,724	31,744
Less: current maturities	(2,926)	(3,796)

Long-term debt, less current maturities	$15,798	$27,948

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or (ii) the sum of eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate plus 1.0% (9.25% at September 30, 2006) and matures in May 2010. The Line is collateralized by accounts receivable. As of September 30, 2006, we had $13.2 million outstanding under the Line. Our additional availability under the Line was $0.2 million at September 30, 2006. Due to the lockbox arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of September 30, 2006 and December 31, 2005, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50.0 million equipment term financing (“Term A Loan”) and increased our Line to $15.0 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 2006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 5.5% (10.90% at September 30, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006 we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $9.3 million at September 30, 2006, after scheduled monthly principal payments.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (13.40% at September 30, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at September 30, 2006.

CAPITAL LEASES

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Promissory Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and September 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% per annum and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. Additionally, at December 31, 2005 and September 30, 2006, we have approximately $2.0 million and $1.4 million, respectively, of contingent Earnout Notes payable. Based upon current estimates, the total amount due and payable at the end of the term of the Earnout Notes, if any, will be immaterial.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008, and $0.5 million and $0.8 million maturing in February 2009. At September 30, 2006, the Preheat Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through August 2007 and accrue interest at 5.4%.

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2005 and September 30, 2006 are comprised of eight marsh buggies. At September 30, 2006, no impairment of long-lived assets was necessary.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Promissory Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Promissory Notes. At December 31, 2005 and September 30, 2006, the remaining Subordinated Promissory Note had a balance of approximately $0.9 million and $0.7 million, respectively.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibits
10.1	Employment Agreement effective September 23, 2006 by and between OMNI Energy Services Corp. and John Harris (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 29, 2006)

10.2	Employment Agreement effective September 23, 2006 by and between OMNI Energy Services Corp. and Nolan Vice (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 29, 2006)

10.3	First Amended and Restated Employment Agreement effective November 30, 2004 by and between OMNI Energy Services Corp. and Shawn L. Rice (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 29, 2006)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Interim Principal Financial Officer

31.3	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Interim Principal Financial Officer

32.3	Section 906 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: November 13, 2006	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2006	/s/ G. Darcy Klug
G. Darcy Klug
Executive Vice President
(Interim Principal Financial Officer)

Dated: November 13, 2006	/s/ Gregory B. Milton
Gregory B. Milton
Chief Accounting Officer