Form 10-K
period 2006-12-31
OMNI ENERGY SERVICES CORP
filed 2007-03-16
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 0-23383

OMNI ENERGY SERVICES CORP.

(Exact name of registrant as specified in our charter)

LOUISIANA	72-1395273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 NE EVANGELINE THWY CARENCRO, LOUISIANA	70520
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(337) 896-6664

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006, based on the closing price of common stock on the Nasdaq Global Market for such date, was $173,841,168.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 13, 2007 was 17,458,654.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement involving the election of directors at the annual meeting of the shareholders to be held in 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

OMNI ENERGY SERVICES CORP.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2006

OMNI ENERGY SERVICES CORP.

Unless otherwise indicated by the context, references herein to the “Company”, “OMNI”, “we”, “our” or “us” mean OMNI Energy Services Corp., a Louisiana corporation, and its subsidiaries. Certain terms used herein relating to our operations and the oil and natural gas services industry are defined in ITEM 1. “BUSINESS” AND ITEM 2. “PROPERTIES.”

FORWARD LOOKING INFORMATION

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the recent Acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A.—“RISK FACTORS” and other factors detailed in this document and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

PART I

ITEM 1.	BUSINESS

GENERAL

OMNI Energy Services Corp. is an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey services; (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry; and (iii) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico. At December 31, 2006, we operated in four business divisions—Seismic Drilling, Environmental Services, Equipment Leasing and Other Services. As more fully described herein, we sold our Aviation Transportation Services segment effective June 30, 2005. This division provided helicopter transportation services to oil and gas companies operating in the shallow waters of the Gulf of Mexico as well as helicopter support services to our Seismic Drilling Division.

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

SEISMIC DRILLING. The principal market of our Seismic Drilling division is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are a leading provider of seismic drilling support services. In 1997, we commenced seismic drilling operations in the mountainous regions of the western United States, and in 2003 we initiated seismic drilling activities in various Transition Zone regions of Mexico.

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

As discussed in Management’s Discussion and Analysis (“MD & A”)—Recent Developments, we completed the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”) in March 2007 thereby expanding our fleet of seismic drilling equipment and allowing us to better serve the needs of our seismic drilling customers. In addition, Cypress employs approximately 225 people in two distinct business segments—Seismic Drilling Services and Employee Leasing. The acquisition of the assets of Cypress includes the assumption of approximately $20 million of seismic drilling contracts. The Employee Leasing segment provides both skilled and unskilled contract labor services to various companies working in the oil and gas industry.

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

As discussed in MD&A—Recent Developments, we completed the acquisition of BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary Charles Holston, Inc. (“Holston”) in March 2007. This acquisition provides us with additional opportunities to expand our environmental services segment with corrosion proofing and offshore cleaning capabilities. In addition, Holston offers transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degassing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates two saltwater disposal wells for the disposal of non-hazardous byproducts.

EQUIPMENT LEASING. We completed the acquisition of Preheat, Inc. (“Preheat”) in February 2006. Preheat is a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. Preheat has a vast fleet of rental equipment including pressure washers, reverse osmosis machines and steam cleaners. In addition to the oilfield rental equipment, Preheat operates from locations in Belle Chasse and Broussard, Louisiana, Freer, Texas and Rock Springs, Wyoming.

In November 2006 we completed the acquisition of Rig Tools, Inc. (“Rig Tools”). Rig Tools maintains an extensive fleet of rental equipment for various oilfield and commercial applications including water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers;

light towers; tubing; and, handling tools. It also offers certain land based environmental cleaning services. Rig Tools has operating facilities in Youngsville, Louisiana; and Navasota, Alice, Timpson and Teague, Texas.

As discussed above and in MD&A—Recent Developments, we completed the acquisition of Holston in March 2007. This acquisition brings complementary additions to our equipment rental fleet. Holston maintains a fleet of rental equipment including frac tanks, gas buster tanks, generators, lighting systems and roll-off containers.

OTHER SERVICES. The acquisition of Preheat allowed us to offer additional services to our customers. Among those services is wellhead installation, stress relieving services and environmental pit cleaning.

AVIATION TRANSPORTATION. We operated our Aviation Transportation Services segment for approximately six months during 2005 and all of 2004. Within our Aviation Transportation Services segment, we operated a fleet of 20 company-owned and leased helicopters, and one fixed-wing aircraft, from bases or heliports located along the Gulf Coast regions of Louisiana. Our land-based aviation customers were primarily geophysical companies operating in various regions of the United States. Our offshore aviation customers included oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. Our aviation services were utilized by oil and gas exploration and production companies and other offshore service companies for routine offshore transportation and, to transport personnel during medical and safety emergencies and to evacuate personnel during the threat of hurricane and other adverse weather conditions.

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

EQUIPMENT LEASING. With our acquisition of Preheat in February 2006 and Rig Tools in November 2006, we have expanded the list of equipment and services that we offer to customers. We now have a vast fleet of rental equipment including pressure washers, reverse osmosis systems, steam cleaners, frac tanks, wireline units and generators available for rent to drilling contractors operating in the Gulf of Mexico and Rocky Mountain regions. Additionally, services offered by Preheat include wellhead installation, stress relieving and environmental pit cleaning services.

Preheat and Rig Tools charge for their rental equipment on a daily basis. Wellhead installations, stress relieving and other services are billed on a “per job” basis. Our ability to successfully secure and maintain future rental and service opportunities with Preheat customers is dependent upon our ability to continue to provide high-quality, dependable rental equipment and reliable services to these customers at a competitive price.

DESCRIPTION OF OPERATIONS

We provide an integrated range of services including (i) onshore seismic drilling, operational support, permitting and surveying to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States, and (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating in the Gulf of Mexico. With the acquisition of Preheat in February 2006 and the acquisition of Rig Tools in November 2006, we now have available an extensive fleet of oilfield rental equipment for our customers.

SEISMIC DRILLING. Our primary activity is the drilling and loading of source points for seismic analysis. Once the geophysical company has plotted the various source points and a survey crew has marked their locations, our drill crews are deployed to drill and load the source points.

In the Transition Zone, we use water pressure rotary drills mounted on various types of vehicles to drill the source holes. The nature, accessibility and environmental sensitivity of the terrain surrounding the source point determine the type of vehicle used. Transition Zone source holes are generally drilled to depths of 40 to 180 feet, depending on the nature of the terrain and the needs of the geophysical company. We generally use ten-foot sections of drill pipe that are carried with the drilling unit. Our Transition Zone vehicles are typically manned with a driver and one or two helpers. The driver is responsible for maneuvering the vehicle into position and operating the drilling unit, while the helper sets and guides the drill into position, attaches the drilling unit’s water source, when drilling in dry areas, and loads the drill pipe sections used in the drilling process. Once the hole has been drilled to the desired depth, it is loaded with dynamite, which is carried onboard our vehicles in special containers. The explosive charge is set at the bottom of the drill hole and then tested to ensure that the connection has remained intact. Once the charge has been tested, the hole is plugged in accordance with local, state and federal regulations and marked so that the geophysical company can identify it for detonation at a later date. This process is repeated throughout the survey area until all source points have been drilled and loaded.

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

PERMITTING. We maintain a “Geophysical Permit Acquisition Operation Division.” within the seismic drilling division. Our staff of contract permit agents first conducts research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

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

OPERATIONAL SUPPORT. We are able to coordinate a variety of related services to customers performing 3-D seismic data acquisition projects that produce significant economies of scale and value. Our substantial base of experience gained from years of work supporting 3-D seismic projects enables us to provide significant pre-job planning information to the customer during job design analysis. Typical 3-D seismic data acquisition projects in the field involve large amounts of equipment, personnel and logistics coordination. Coordination of movements between permitting, drilling, survey and recording crews is of critical importance to timely, safe and cost effective execution of the job. We have a pool of senior field supervisors, who have broad seismic industry experience and are able to coordinate the activities of drill crews, permit agents and survey teams with the recording crews to achieve improved results. These personnel also have the ability to recommend changes to the customer field representatives in the manner of executing the job in the field to improve performance and reduce costs. By having the ability to perform significant field coordination, we are able to streamline field decision making and information flow and reduce customer overhead costs that otherwise would be required to perform these supervisory tasks. We also have one of the industry’s leading Quality, Health, Safety and Environmental (“HSE”) programs. The involvement of our experienced personnel monitoring HSE field practices greatly reduces customer involvement in this area. By offering the only integrated combination of seismic drilling, permit acquisition, seismic survey and operational support, in addition to an equipment fleet that is one of the largest in terms of number of units and most diverse in the industry, we provide significant operational advantages to the customer.

As discussed above and in Recent Developments, we completed the acquisition of certain assets of Cypress in March 2007. Cypress employs approximately 225 people in two distinct business segments—Seismic Drilling Services and Employee Leasing. The Employee Leasing segment provides both skilled and unskilled contract labor services to various companies working in the oil and gas industry.

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

As discussed above and in MD&A—Recent Developments, we completed the acquisition of Holston in March 2007. This acquisition provides us with additional opportunities to expand our environmental services segment with corrosion proofing and offshore cleaning capabilities. In addition, Holston offers transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degassing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates two saltwater disposal wells for the disposal of non-hazardous byproducts. Holston operates from three locations including a Rocky Mountain location in Vernal, Utah located in the Rocky Mountain region.

EQUIPMENT LEASING. As mentioned above, we acquired Preheat in February 2006 and Rig Tools in November 2006. In addition to providing rental equipment, Preheat offers wellhead installation, stress relieving and environmental pit cleaning services. The rental and services operations are serviced from eight locations.

As discussed above and in MD&A—Recent Developments, we completed the acquisition of Holston in March 2007. This acquisition brings complementary additions to our equipment rental fleet. Holston maintains a fleet of rental equipment including frac tanks, gas buster tanks, generators, lighting systems and roll-off containers.

TRANSITION ZONE TRANSPORTATION AND DRILLING EQUIPMENT. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2006
Highland Drilling Units(1)	73
Water Buggies	58
Aluminum Marsh ATVs	22
Stainless Steel Marsh ATVs(2)	8
Airboat-Drilling Units	40
Swamp ATVs	30
Pullboats	21
Pontoon Boats	15
Jack-Up Rigs	1
Skid-Mounted Drilling Units(3)	19
Heli-portable and Seismic Rock Drilling Equipment	11

(1)	Sixteen of these drilling units are currently dedicated to seismic rock drilling operations outside of the Transition Zone.
(2)	This equipment is currently held for sale (See Note 1 “Property, Plant and Equipment” to the Consolidated Financial Statements).
(3)	One of these drilling units is currently located outside of the Transition Zone.

As discussed above and in MD&A—Recent Developments, we completed the acquisition of certain assets of Cypress in March 2007. The drilling and related seismic support equipment acquired in that transaction include the following:

CYPRESS ENERGY

TYPES OF EQUIPMENT	NUMBER OF UNITS
Highland Drilling Units	50
Water Buggies	36
Aluminum Marsh ATVs	1
Pontoon Boats	5
Skid-Mounted Drilling Units	1
Boats	9

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

We own and operate 30 marsh ATVs, of which eight are made of stainless steel and 22 are made of aluminum. All of the stainless steel marsh ATVs are currently held for sale. The aluminum ATVs are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Landowner consents will often require the use of aluminum ATVs in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana’s state and federal refuges. We fabricated our own aluminum marsh ATVs at our facilities in Carencro, Louisiana.

AIRBOAT DRILLING UNITS. We own and operate 40 airboat-drilling units. An airboat-drilling unit consists of a drilling unit fabricated and installed on a large, three-engine airboat. Because of their better mobility, airboat-drilling units are used in shallow waters and all marsh areas where sufficient water is present.

SWAMP ATVs AND PULLBOATS. Wooded lowlands typically covered with water are referred to as the “swamp areas” of the Transition Zone. Our swamp ATVs are used to provide drilling services in these areas. Swamp ATVs are smaller, narrower versions of the marsh ATVs. The smaller unit is needed in swamp areas due to the dense vegetation typical in this terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. We own and operate 30 swamp ATVs and 21 pullboats. Swamp ATVs are also used in connection with survey operations in swamp areas.

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

SKID-MOUNTED DRILLING UNITS. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pullboats, pontoon boats, jack-up rigs and other equipment we operate based on customer needs. We manufacture our skid-mounted drilling units at our facilities in Carencro, Louisiana and we own 19 of these units. One of the units is located outside of the Transition Zone.

HELI-PORTABLE AND SEISMIC ROCK DRILLING EQUIPMENT. We have 11 heli-portable and man-portable drilling units dedicated to seismic rock drilling. We also have the ability to manufacture our own heli-portable and man-portable seismic rock-drilling units, and often export and provide servicing of heli-portable and man-portable drilling units.

MISCELLANEOUS. We own and operate 87 single engine airboats and 19 outboard powered boats, which we use to ferry personnel and supplies to locations throughout the Transition Zone. We also maintain a fleet of five tractor-trailer trucks and numerous other trucks, trailers and vehicles to move our equipment and personnel to projects throughout the Transition Zone.

ENVIRONMENTAL EQUIPMENT. The following table sets forth the type and quantity of our key equipment operated by our Environmental division.

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2006
Offshore Tool House Cleaning Packages	7
Offshore Skid Cleaning Packages	11
Dockside & Land Tank Cleaning Packages	11
Air Compressors	31
Steam / Degas Generators	4
Liquid Vacuum Truck (60BBL)	2
Wet / Dry Vacuum Truck (80BBL)	3
Trailer Mounted Vacuum Units	2
Water Blasters (10K—40K)	5
15 BBL Cutting Boxes (Disposal)	19
NORM Pipe Decontamination System	3

EQUIPMENT LEASING. The following table sets for the type of and quantity of our key equipment available for rental in our equipment rental division as a result of our acquisitions of Preheat and Rig Tools in 2006:

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2006
PREHEAT
Pressure Washers	385
Wellhead Units	23
Stress Relieving Units	7
Reverse Osmosis Units	16
Water Blasters	13
Vacuum Units	115
Pit Cleaning Units	10
Mud Savers	36
Oilfield Fans	109

RIG TOOLS
Air Compressors	11
Bug Blowers	11
Frac Tanks	127
Generators	20
Light Towers	56
Pumps	332
Pressure Washers	38
Rig Vacuums	9
Tanks	57
Transformers	14
Trip Tanks	7
Wireline Units	39

As discussed above and in MD&A—Recent Developments, we completed the acquisition of Holston in March 2007. The environmental, transportation and rental equipment acquired in that transaction includes the following:

CHARLES HOLSTON

TYPES OF EQUIPMENT	NUMBER OF UNITS
Frac Tanks	72
Vacuum Tractors	24
Vacuum Trailers	40
Vacuum Trucks—Bob-tail	3
Roll-off Boxes	46
Skid Tanks	8
Offshore Packages—Paint and Blast	10
Offshore Tool Houses	8
Winch Trucks	6
Guzzler Trucks	3
Gas Buster Tanks	9
Crane Truck	1

MATERIALS AND EQUIPMENT. The principal materials and equipment used in our seismic drilling operations, which include drills, heli-portable and man-portable drills, drill casings, drill bits, engines, gasoline and diesel fuel, dynamite, aluminum and steel plate, welding gasses, trucks and other vehicles, are currently in adequate supply from many sources. We do not depend upon any single supplier or source for such materials.

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

CUSTOMERS, MARKETING AND CONTRACTING

CUSTOMERS. Historically, our customers have primarily been geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A few customers have historically generated a large portion of our seismic drilling revenue. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 50% (PGS, Quantum Geophysical, Seismic Exchange and Veritas DGC), 38% (Quantum Geophysical and Veritas DGC), and 32% (Quantum Geophysical and Veritas DGC) of revenue for fiscal 2004, 2005, and 2006, respectively, all of which relate to the drilling division. While we expect oil and gas companies utilizing our environmental and newly acquired rental equipment services will eventually comprise a greater share of our revenue base, we currently derive a significant amount of our revenue from a small number of large geophysical companies and independent oil and gas operators. The loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

The majority of our customers are engaged in the oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economics and industry conditions. We do not generally require collateral in support of trade receivables, but we do maintain reserves for credit losses. Actual losses historically have been within expectations.

MARKETING. Our Seismic Drilling services traditionally have been marketed by our principal executive officers. We believe that this marketing approach helps us preserve long-term relationships established by our executive officers. Even as our geographical and service capabilities expand, we intend to continue implementing these marketing efforts in both the Transition Zone and in the Rocky Mountain region from our principal offices in Carencro, Louisiana. Our Environmental services are marketed from offices in Louisiana and Texas. Preheat’s and Rig Tools’ equipment and services are marketed from offices in Louisiana, Texas and Wyoming.

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

CONTRACTING—EQUIPMENT LEASING. We generally bill our customers for equipment leasing on a monthly basis. Equipment is generally leased to our customers on a “per day” rate. Our customer list includes major and independent oil and gas companies operating in the Gulf of Mexico, the Southeastern United States and the Rocky Mountains. Our success is dependent upon maintaining our fleet of quality equipment and having the equipment available to our customers on short notice.

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

EQUIPMENT LEASING. We have several competitors offering similar equipment rental and services to those offered by Preheat and Rig Tools. Some of the competitors are larger and have more financial resources than we have available. Our ability to effectively compete is dependent upon having the desired rental equipment available to meet the customer’s needs. In addition, it is imperative that the desired services can be performed for customers in a timely fashion at competitive prices. We feel that our recently acquired equipment and services are among the best in the market.

SEASONALITY AND WEATHER RISKS

SEISMIC DRILLING. Our Seismic Drilling operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies at the end of the fourth quarter and in the first quarter is generally lower than at other times of the year. As a result, our revenue and gross profit during the fourth calendar quarter and the first calendar quarter of each year typically are lower than the second and third quarters for this business unit. Operations may also be affected by rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for our equipment and decrease the number of vehicles available for operations.

BACKLOG

Our backlog represents those seismic drilling and survey projects for which a customer has hired us and has scheduled a start date for the project. Projects currently included in our backlog are subject to termination or delay without penalty which could substantially reduce the amount of backlog currently reported, at the option of the customer. Backlog levels vary during the year depending on the timing of the completion of certain contracts and when we are awarded new contracts.

Due to increasing demand for our seismic drilling services our backlog as of December 31, 2006, was approximately $56.1 million compared to $40.4 million at December 31, 2005. Backlog at December 31, 2006, includes seismic drilling and survey projects in the Transition Zone in addition to seismic rock drilling projects.

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

INSURANCE

SEISMIC DRILLING. Our operations are subject to the inherent risks of inland marine activity, heavy equipment operations and the transporting and handling of explosives, including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. We maintain insurance coverage, which we believe is reasonable and customary in the industry, against certain of these risks. We also maintain insurance coverage against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our equipment or facilities. All policies are subject to deductibles and other coverage limitations. We believe our insurance coverage is adequate. Historically, we have not experienced an insured loss in excess of our policy limits; however, there can be no assurance that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

ENVIRONMENTAL SERVICES. Our operations involve a high degree of operational risk, particularly of personal injury and damage or loss of equipment. Failure or loss of our equipment could result in property damage, personal injury, environmental pollution and other damage for which we could be liable. We maintain insurance against risk that we believe is consistent with industry standards and required by our customers. Although we believe that our insurance protection is adequate and we have not experienced a loss in excess of our policy limits, we may not be able to maintain adequate insurance rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

EQUIPMENT RENTAL. Our operations involve the inherent risk of loss of equipment. Failure or loss of our equipment could result in property damage, personal injury, environmental pollution and other damage for which we could be liable. We maintain insurance against risk that we believe is consistent with industry standards and required by our customers. Although we believe that our insurance protection is adequate and we have not experienced a loss in excess of our policy limits, we may not be able to maintain adequate insurance rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

EMPLOYEES

As of December 31, 2006, we had approximately 600 employees including operating, corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good.

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

The cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and developmental activity, have fluctuated substantially. This has, in the past, and may in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.

OUR GROWTH AND GROWTH STRATEGY INVOLVES RISKS.

We have grown over the last several years through internal growth and acquisitions of other companies. It will be important for our future success to manage our rapid growth and this will demand increased responsibility for management personnel. The following factors could present difficulties to us:

•	the lack of sufficient executive-level personnel;

•	the successful integration of the operations and management teams from our recent acquisitions;

•	increased levels of debt and administrative burdens; and

•	increased logistical problems of large, expansive operations.

If we do not manage these potential difficulties successfully, they could have a material adverse effect on our financial condition and results of operations.

THE DANGERS INHERENT IN OUR OPERATIONS AND THE POTENTIAL LIMITS ON INSURANCE COVERAGE FOR CERTAIN RISKS COULD EXPOSE US TO POTENTIALLY SIGNIFICANT LIABILITY COSTS.

Our operations, and to a significant degree our seismic operations, are subject to risks or injury to personnel and loss of equipment. Our crews often conduct operations in extreme weather, in difficult terrain that is not easily accessible, and under other hazardous conditions. We maintain what we believe is prudent insurance protection. However, we cannot assure that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our financial condition. Moreover, we do not carry business interruption insurance with respect to our operations.

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

WE MAY INCUR ADDITIONAL EXPENDITURES TO COMPLY WITH GOVERNMENTAL REGULATIONS.

Our seismic and environmental operations are subject to extensive governmental regulation, violations of which may result in civil and criminal penalties, injunctions and cease and desist orders. These laws and regulations govern, among other things, operations in wetlands, the handling of explosives and hazardous and non-hazardous waste. Although our cost of compliance with such laws has to date been immaterial, such laws frequently change. Accordingly, it is impossible to predict the cost or impact of such laws on our future operations. We are also required by various governmental agencies to obtain certain permits, licenses and certificates. To date, we believe that we possess all permits, licenses and certificates material to the operation of our business. The loss of any of the licenses required for our operation could have a material adverse effect on our operations.

We depend on demand for our services from the oil and gas industry, and this demand may be affected by changing tax laws and oil and gas regulations. As a result, the adoption of laws that curtail oil and gas production in our areas of operation may adversely affect us. We cannot determine to what extent our operations may be affected by any new regulations or changes in existing regulations.

ONE STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR AFFAIRS.

Dennis R. Sciotto beneficially owns approximately 33% of our outstanding common stock. Mr. Sciotto represents and controls The Dennis R. Sciotto Family Trust and was appointed to the Board of Directors by the holders of the Series C Preferred Stock on June 13, 2005 pursuant to the Securities Purchase Agreement dated May 17, 2005. As a result, Mr. Sciotto has the ability to substantially influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets. This may have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation.

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

OUR SEISMIC DRILLING OPERATIONS DEPEND ON A FEW SIGNIFICANT CUSTOMERS.

We derive a significant amount of our revenue from a small number of geophysical companies. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) collectively accounted for 50% (four customers), 38% (two customers), and 32% (two customers), of revenue for fiscal 2004, 2005 and 2006, respectively.

OUR BACKLOG MAY NOT BE TIMELY CONVERTED INTO REVENUE IN ANY PARTICULAR FISCAL PERIOD.

Our backlog represents those seismic drilling and survey projects for which a customer has hired us and has scheduled a start date for the project. Backlog levels vary during the year depending on the timing of the completion of certain contracts and when we are awarded new contracts. Projects currently included in our backlog, at the option of the customer, are subject to termination or delay without penalty, which could substantially reduce the amount of backlog currently reported, and consequently, the conversion of that backlog into revenue.

UNFAVORABLE RESULTS OF LITIGATION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL STATEMENTS.

We are subject to a variety of other claims and lawsuits that arise from time to time in the ordinary course of our business. Management currently believes that resolving any of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

THE HIGH FIXED COSTS OF OUR OPERATIONS COULD RESULT IN OPERATING LOSSES.

Our business has high fixed costs. As a result, any significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could adversely affect our results of operations.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE.

If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common stock.

CERTAIN OF OUR FACILITIES COULD BE DAMAGED BY HURRICANES AND OTHER NATURAL DISASTERS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or weather events

Future hurricanes or similar natural disasters that impact our facilities may negatively affect our financial position and operating results for those periods. These negative effects may include reduced operations; costs associated with resuming operations; reduced demand for our services from customers that were similarly affected by these events; lost market share; late deliveries; additional costs to purchase materials and supplies from outside suppliers; uninsured property losses; inadequate business interruption insurance and an inability to retain necessary staff.

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

ENVIRONMENTAL SERVICES FACILITIES. The primary executive offices for our Environmental Services Unit are located in the Carencro, Louisiana facility. Our primary operations and offshore cleaning support facility is located in Carencro, Louisiana. We maintain six leased facilities along the Louisiana Gulf Coast to support our cleaning and maintenance operations. These locations include Cameron, Intracoastal City, Morgan City, Venice and Fourchon, Louisiana. Fourchon is Louisiana’s largest and busiest deep water port. Our NORM decontamination site is located in a separate facility also in Intracoastal City, Louisiana.

As discussed above and in MD&A—Recent Developments, we completed the acquisition of Holston in March 2007. This acquisition provides us with additional opportunities to expand our environmental services segment. Holston currently operates from its main facility in Jennings, Louisiana and operates satellite facilities in Cameron and Fourchon, Louisiana. Additionally, Holston operates two saltwater disposal wells located in south Louisiana.

As a result of Hurricanes Katrina and Rita in the third quarter of 2005, we sustained damage to our Gulf Coast environmental facilities. Damages to our facilities and to the municipal infrastructure caused interruptions in services from these facilities. With the exception of our facility in Venice, Louisiana, all of our facilities were operational by the end of the fourth quarter of 2005. In August 2006, we leased a new Venice facility which is being used primarily for dockside services.

EQUIPMENT LEASING FACILITIES. Our primary operations facilities for our Equipment Leasing Unit are located in leased facilities in Broussard, Youngsville and Belle Chasse, Louisiana; Alice, Teague, and Freer, Texas; and Rock Springs, Wyoming. We also own facilities in Timpson and Navasota, Texas.

As discussed above and in Recent Developments, we completed the acquisition of Holston in March 2007. This acquisition brings complementary additions to our equipment rental fleet. Holston currently has equipment rental operations located in Jennings, Louisiana and Vernal, Utah.

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

On December 7, 2005, the Fourth Circuit Court of Appeal for the State of Louisiana granted our writ application for supervisory review and rendered a judgment granting our Motion for Partial Summary Judgment seeking a declaratory judgment against Steven T. Stull, a former director, and Advantage Capital Partners, et. al (“ACP”) in connection with our litigation against Mr. Stull and ACP, and their respective insurers seeking a declaratory judgment confirming our right to redeem, rather than convert, its shares of Series A and Series B 8% Convertible Preferred Stock under our Articles of Incorporation, as amended, and other applicable operative documents and agreements. The Court determined that we had the right to redeem, rather than convert both the Series A and Series B preferred stock within 30 days after receiving the notices of conversion from ACP.

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

On February 13, 2007, our motion for partial summary judgment on ACP’s first amended and superceding reconventional and third party demand was granted. ACP had filed the demand seeking damages for our redeeming rather than converting the Series A and B Preferred Stock. The court determined that ACP consequently abandoned its claim by retaining the proceeds.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE GRAPH

The graph below compares the total shareholder return on the Common Stock from December 31, 2001 until December 31, 2006 with the total return on the S&P 500 Index and the Company’s Peer Group Index for the same period, in each case assuming the investment of $100 on December 31, 2001. The Company’s Current Peer Group Index consists of Dawson Geophysical Co. (NASDAQ:DWSN), Compagnie Generale de Geophysique (NYSE:CGV), Veritas DGC, Inc. (NYSE:VTS), Input/Output (NYSE:IO), Mitcham Industries, Inc. (NASDAQ:MIND), Petroleum Geo-Services ASA (OSE:PGS), Seitel, Inc. (OTC:SELA.OB) and the Company.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
OMNI Energy Services Corp.	100.00	26.95	228.72	68.79	130.50	347.16
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	39.05	59.16	108.31	150.42	298.26

Our Common Stock is traded on the Nasdaq Global Market under the symbol “OMNI.” The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq Global Market for the periods indicated.

	HIGH	LOW
2006
First quarter	$4.94	$3.23
Second quarter	$11.93	$4.29
Third quarter	$12.60	$6.63
Fourth quarter	$11.81	$7.25

2005
First quarter	$2.84	$1.21
Second quarter	$2.66	$1.43
Third quarter	$5.35	$2.01
Fourth quarter	$4.22	$2.30

On March 14, 2007, the reported last sales price of our common stock as reported by the Nasdaq Global Market was $9.86. As of March 14, 2007, we had approximately 5,000 stockholders of record.

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

ISSUER PURCHASES OF EQUITY SECURITIES

There were no stock repurchases during the year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON THE EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMNS (A) & (B)	(D) TOTAL OF SECURITIES REFLECTED IN COLUMNS (A) & (C)
Equity Compensation Plans Approved by Stockholders	2,278,810	$3.59	471,190	2,750,000
Equity Compensation Plans Not Approved by Stockholders	43,409	$2.32	56,591	100,000

Total	2,322,219	$3.59	527,781	2,850,000

PLAN NOT APPROVED BY STOCKHOLDERS

In January 1999, we approved the Amended OMNI Energy Services Corp. 1999 Stock Option Plan (the “Option Plan”) to provide for the grant of options to purchase shares of our Common Stock to our non-officer employees in lieu of year-end cash bonuses. The Option Plan is intended to increase stockholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the effective date of the grant. A total of 100,000 shares of Common Stock are authorized, of which 43,409 remain available for issuance at December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2006 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. Our selected historical results are not necessarily indicative of results expected in future periods. The per share data gives retroactive effect to the one for three reverse stock split effective July 3, 2002.

We sold our Aviation Transportation Services segment effective June 30, 2005. In order to enhance the comparability of the amounts from year to year, the financial information related to the results of operations for the years ended December 31, 2002 through December 31, 2005 have been adjusted to present the operations of the Aviation Transportation Services segment as discontinued operations.

SELECTED FINANCIAL DATA

	YEAR ENDED DECEMBER 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
INCOME STATEMENT DATA:
Operating revenue	$24,592	$31,555	$39,064	$43,350	$98,998
Operating expenses
Direct costs	17,178	21,586	28,510	27,515	59,830
Depreciation and amortization	3,270	3,355	4,282	4,627	5,660
General and administrative expense	3,186	3,718	9,464	8,497	13,780

Total operating expenses	23,634	28,659	42,256	40,639	79,270

Operating income (loss)	958	2,896	(3,192)	2,711	19,728
Interest expense	(799)	(943)	(3,288)	(2,836)	(4,966)
Gain (loss) on debenture conversion inducement and debt extinguishment	—	—	(729)	758	15
Other income (expense), net	115	114	(290)	835	233

Income (loss) before income taxes	274	2,067	(7,499)	1,468	15,010
Income tax benefit	400	1,092	—	508	6,805

Net income (loss) from continuing operations	674	3,159	(7,499)	1,976	21,815
Income (loss) from discontinued operations, net of taxes	534	324	(6,756)	(3,978)	—
Loss on disposal of discontinued operations assets, net of taxes	—	—	—	(2,271)	—

Net income (loss)	1,208	3,483	(14,255)	(4,273)	21,815
Dividends and accretion of preferred stock	(484)	(484)	(490)	(249)	(488)
Non-cash charge attributable to beneficial conversion features of preferred stock	—	—	—	(745)	(458)

Net income (loss) available to common stockholders	$724	$2,999	$(14,745)	$(5,267)	20,869

Basic Income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.30	$(0.73)	$0.07	$1.29
Income (loss) from discontinued operations	0.06	0.04	(0.62)	(0.30)	—
Loss on disposal of discontinued operations assets	—	—	—	(0.17)	—

Net Income (loss) available to common stockholders	$0.08	$0.34	$(1.35)	$(0.40)	$1.29

Diluted Income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.28	$(0.73)	$0.07	$0.89
Income (loss) from discontinued operations	0.06	0.03	(0.62)	(0.29)	—
Loss on disposal of discontinued operations assets	—	—	—	(0.16)	—

Net income (loss) available to common stockholders	$0.08	$0.31	$(1.35)	$(0.38)	$0.89

Number of Weighted Average Shares:
Basic	8,739	8,772	10,884	13,251	16,190
Diluted	8,745	11,362	10,884	13,683	24,459

	DECEMBER 31,
	2002	2003	2004	2005	2006
	(In thousands)
BALANCE SHEET DATA:
Total assets	$41,325	$50,289	$65,913	$43,758	$118,884
Long-term debt, less current maturities	8,340	9,624	12,952	15,801	32,935
Preferred Stock	12,100	12,100	29	806	1,285
Total Equity	19,781	24,386	4,864	11,135	39,426

	YEAR ENDED DECEMBER 31,
	2002	2003	2004	2005	2006
	(In thousands)
STATEMENT OF CASH FLOW DATA: (for continuing and discontinued operations)
Net cash provided by operating activities	$5,015	$5,664	$5,550	$2,894	$22,363
Net cash provided by (used in) investing activities	(1,901)	(4,158)	(12,647)	11,474	(26,120)
Net cash provided by (used in) financing activities	(3,643)	(1,638)	7,568	(15,237)	16,162

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (“RSA”) with certain executive officers. The new RSAs replace prior restricted stock agreements and reduce our contingent liability to the executive officers from approximately $31.7 million to approximately $10.0 million as of January 5, 2007. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

On February 13, 2007, our motion for partial summary judgment on ACP’s first amended and superceding reconventional and third party demand was granted. ACP had filed the demand seeking damages for our redeeming rather than converting the Series A and B Preferred Stock. The court determined that ACP consequently abandoned its claim by retaining the proceeds.

On March 2, 2007, we completed the acquisition of Charles Holston, Inc., pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire BMJ Industrial Investments,

L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc., (collectively “Holston”). Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million of cash and the issuance of $5.0 million of promissory notes accruing interest at 5% per annum with various maturities over a three-year period. In addition, we assumed approximately $2.8 million of certain long-term debt of Holston. As a condition of closing, Holston was required to have on hand a minimum of $7.5 million of excess working capital as defined in the Holston Purchase Agreement.

On March 2, 2007, we completed the acquisition of certain assets of Cypress Energy Consulting, Inc., d/b/a Cypress Energy Services (“Cypress”) pursuant to an Asset Purchase Agreement (“Cypress Purchase Agreement”). Subject to the terms and conditions of the Cypress Purchase Agreement, we purchased certain assets from Cypress for the total consideration of approximately $10.1 million, including $7.1 million of cash and the issuance of a $3.0 million, three-year 5% promissory note.

On March 2, 2007 we completed $64.5 million of new credit facilities (“Senior Credit Facilities”) with LaSalle Business Credit, LLC (“LaSalle”), a wholly-owned subsidiary of LaSalle Bank, N.A. and an affiliate of ABN AMRO. With the proceeds from the Senior Credit Facilities, we (i) repaid approximately $22.0 million outstanding principal balance under our existing Term A and Term B loans; (ii) closed the acquisition of Holston; and (iii) completed the acquisition of certain assets of Cypress. The balance of the proceeds available under the Senior Credit Facilities was used to pay fees and expenses of the aforementioned transactions and provide additional working capital.

RECLASSIFICATION OF FINANCIAL STATEMENTS

Effective June 30, 2005, we sold our Aviation Transportation Services segment. The income statements for the years ended December 31, 2002, 2003, 2004, and 2005 have been revised to properly present the comparative information related to the Aviation Transportation Services segment. For these periods, the activities of the Aviation Transportation Services segment have been presented as discontinued operations.

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

As discussed below in “Discontinued Operations,” we sold our Aviation Transportation Services segment effective June 30, 2005. In order to enhance the comparability of the amounts reflected for the periods below, the financial information related to the results of operations for the years ended December 31, 2005 and 2004 have been revised to present the activities of the Aviation Transportation Services segment as discontinued operations. For more information regarding the discontinued operations of the Aviation Transportation Services segment refer to Note 13 of Consolidated Financial Statements included herein.

Year Ended December 31, 2005 Compared To The Year Ended December 31, 2006:

	YEAR ENDED DECEMBER 31,
	2005	2006
	(In thousands)
Operating revenue	$43,350	$98,998
Operating expenses
Direct costs	27,515	59,830
Depreciation and amortization	4,627	5,660
General and administrative expenses	8,497	13,780

Total operating expenses	40,639	79,270

Operating income	2,711	19,728
Interest expense	(2,836)	(4,966)
Gain on debenture conversion inducement and debt extinguishment	758	15
Other income	835	233

Income before income taxes	1,468	15,010
Income tax benefit	508	6,805

Net income from continuing operations	1,976	21,815
Loss from discontinued operations	(3,978)	—
Loss on disposal of discontinued operations assets	(2,271)	—

Net income (loss)	(4,273)	21,815
Preferred stock dividends	(249)	(488)
Non-cash charge attributable to beneficial conversion features of preferred stock	(745)	(458)

Net income (loss) available to common stockholders	$(5,267)	$20,869

Operating revenues increased 128% or $55.6 million, from $43.4 million for the year ended December 31, 2005 to $99.0 million for the year ended December 31, 2006. This increase was due partially to our acquisition of Preheat, Inc. (“Preheat”) effective February 10, 2006 which contributed $25.1 million in revenue for 2006, our acquisition of Rig Tools, Inc. (“Rig Tools”) effective November 1, 2006 which contributed $2.5 million in revenue for 2006, as well as an increase in activities from our seismic drilling and environmental services divisions, which accounted for $24.6 million and $3.4 million of the increase, respectively.

Direct costs increased 117%, or $32.3 million, from $27.5 million for the year ended December 31, 2005 to $59.8 million for the year ended December 31, 2006. Direct costs as a result of the recent Preheat and Rig Tools acquisitions accounted for $9.9 million and $1.2 million of the overall increase, respectively. Direct costs relating to the other divisions increased $21.2 million. Third-party contract services increased by $9.0 million. We contract third parties to provide services when our existing workforce is working on other projects. Consistent with the increase in revenues, payroll related costs increased $11.3 million and rental and lease expense increased $1.5 million, fuel and oil expense increased $1.6 million, explosives expenses increased $2.9 million and repairs and maintenance expenses increased $2.9 million.

Depreciation and amortization costs increased $1.1 million from $4.6 million for the year ended December 31, 2005 to $5.7 million for year period ended December 31, 2006. Depreciation expense increased $1.3 million due to the increase in revenue-producing assets, primarily from the acquisition of Preheat in February 2006 and Rig Tools in November 2006. Additionally, amortization expense decreased by $0.2 million resulting primarily from the revised amortization of intangible assets related to our acquisition of Trussco, Inc. and Trussco Properties, L.L.C. (collectively “Trussco”) in June 2004.

General and administrative costs increased $5.3 million, from $8.5 million during the year ended December 31, 2005 to $13.8 million for the year ended December 31, 2006 primarily as a result of the acquisitions of Preheat and Rig Tools.

Interest expense increased approximately $2.2 million from $2.8 million for the year ended December 31, 2005 to $5.0 million for the year ended December 31, 2006. The increase in interest expense was primarily attributable to increased levels of debt including financing for the Preheat and Rig Tools acquisitions. Interest expense includes $0.9 million related to amortization of deferred loan costs.

In 2005, we recorded a $0.8 million accounting gain in connection with the early extinguishment of a portion of our debt. An additional loss of $0.7 million is included in loss from discontinued operations for 2005.

Other income (expense) decreased from income of $0.8 million to income of $0.2 million. This decrease in income was partially attributable to a $0.8 million gain on sale of assets in 2005.

In 2005, an income tax benefit was recognized in the amount of $0.5 million to establish the deferred tax asset balance to its estimated realizable amount compared to $6.8 million in 2006. This increase reflects the removal of the valuation allowance of our deferred tax assets primarily attributable to our net operating loss carryforwards.

As previously discussed, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations of $4.0 million, net of tax benefit, for the year ended December 31, 2005. Additionally, we recorded a loss of $2.3 million on the sale of our Aviation Transportation Services segment in 2005.

Preferred stock dividends were $0.2 million and $0.5 million, respectively, for the years ended December 31, 2005 and 2006. Furthermore, we recorded a non-cash charge (deemed dividend) of $0.7 million attributable to the beneficial conversion feature associated with the Series C 9% Convertible Preferred Stock issued in 2005 and $0.5 million in 2006.

Year Ended December 31, 2004 Compared To The Year Ended December 31, 2005:

	YEAR ENDED DECEMBER 31,
	2004	2005
	(In thousands)
Operating revenue	$39,064	$43,350
Operating expenses
Direct costs	28,510	27,515
Depreciation and amortization	4,282	4,627
General and administrative expenses	9,464	8,497

Total operating expenses	42,256	40,639

Operating income (loss)	(3,192)	2,711
Interest expense	(3,288)	(2,836)
Gain (loss) on debenture conversion inducement and debt extinguishment	(729)	758
Other income (expense)	(290)	835

Income (loss) before taxes	(7,499)	1,468
Income tax benefit	—	508

Net income (loss) from continuing operations	(7,499)	1,976
Loss from discontinued operations	(6,756)	(3,978)
Loss on disposal of discontinued operations assets	—	(2,271)

Net loss	(14,255)	(4,273)
Preferred stock dividends	(490)	(249)
Non-cash charge attributable to beneficial conversion features of preferred stock	—	(745)

Net loss available to common stockholders	$(14,745)	$(5,267)

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

In 2005, we recorded a $0.8 million accounting gain in connection with the early extinguishment of a portion of our debt compared to a $0.7 million loss during 2004. An additional loss on debt extinguishment of $0.7 million is included in loss from discontinued operations for 2005 compared to $0.3 million for 2004.

Other (income) expense increased from an expense of $0.3 million to income of $0.8 million. This increase in income was partially attributable to costs incurred as a result of financing transactions that did not close in 2004, which were charged to expense, coupled with a $0.8 million gain on sale of assets in 2005.

During 2004, the entire amount of the net operating loss carryforward generated in that year was fully reserved as it was determined that more likely than not this increase in deferred tax asset would not be realized in the near future. In 2005, an income tax benefit was recognized in the amount of $0.5 million to increase the deferred tax asset balance to its estimated realizable amount.

As previously discussed, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations of $4.0 million, net of tax benefit, for the year ended December 31, 2005 compared to $6.8 million for the year ended December 31, 2004. Included in the 2004 loss from discontinued operations is the asset impairment charge of $4.2 million mentioned above. Additionally, in 2005 we recorded a loss of $2.3 million on the sale of our Aviation Transportation Services segment.

Preferred stock dividends were $0.5 million and $0.2 million, respectively, for the years ended December 31, 2004 and 2005. Furthermore, we recorded a non-cash charge (deemed dividend) attributable to the beneficial conversion feature associated with the Series C 9% Convertible Preferred Stock issued during 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had approximately $12.6 million in cash on hand and approximately $0.0 million available on our revolving line of credit. At December 31, 2006, we borrowed $12.0 million on our revolving line of credit to better illustrate for investors and financial analysts our funds availability at the end of the year. The amount was repaid on the first business day of January 2007. This compares to approximately $0.2 million in cash on hand and approximately $2.4 million available on our revolving line of credit at December 31, 2005. At December 31, 2006, we had working capital of approximately $16.6 million as compared to a working capital deficit of approximately $0.02 million at December 31, 2005. Our increase in working capital is the result of our acquisitions of Preheat and Rig Tools and increased activity and profitability in our Drilling and Environmental segments during 2006.

Cash provided by continuing operating activities was $22.3 million, $3.2 million, and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2004, the largest contributing factors were a result of non-cash transactions, an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets. In 2005, the largest contributing factors were a result of non-cash transactions, an increase in receivables and a decrease in prepaid expenses and other current assets and accounts payable and accrued expenses. In 2006, the largest contributing factor was income from operations.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. In 2004, we acquired Trussco, purchased approximately $6.4 million of aircraft accounted for as capital leases, and purchased approximately $0.8 million of new vehicles accounted for as capital leases. For the year ended December 31, 2005, we acquired $0.1 million of new vehicles and approximately $0.1 million in aviation support equipment as well as $0.2 million in equipment and approximately $0.3 million in facility improvements. In 2005, we sold the assets of our Aviation Transportation Services segment. Proceeds from the sale were used to repay capital lease obligations related to that division. In 2006 we acquired Preheat and Rig Tools, purchased approximately $5.3 million in equipment and refinanced our rolling stock of vehicles previously accounted for as capital leases into operating leases. In 2007, we plan to continue to explore strategic business opportunities and expand and upgrade our facilities and equipment to improve efficiency of our operations. (See Recent Developments).

On February 14, 2006, we borrowed an additional $7.0 million on the Term A Loan and an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition. On November 1, 2006, we borrowed an additional $5.9 million on the Term A Loan to partially fund the Rig Tools acquisition.

Loan closing costs of $1.0 million were incurred during the year ended December 31, 2006 related to the Term A and Term B Loans compared to $3.6 million for the year ended December 31, 2005, and a total of $0.5 million was incurred during the year ended December 31, 2005 related to our various credit facilities.

As discussed in Recent Developments, we completed $64.5 million of new Senior Credit Facilities with LaSalle in March 2007. This new credit facility allows us additional financing capacity at more favorable interest rates to meet our future credit needs. In addition, we completed the acquisition of Holston and certain assets of Cypress in March 2007.

LONG-TERM DEBT

At December 31, 2005 and 2006, long-term debt consists of the following:

	DECEMBER 31,
	2005	2006
	(In thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.75% at December 31, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,321
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	174
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	1,000	—
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	1,333
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2007, net of beneficial conversion of $426 (1)	—	2,574
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2008, net of beneficial conversion of $156 (1)	—	844
Promissory note payable to finance companies secured by vehicles	729	587
Promissory note payable to finance companies secured by equipment	37	491
Capital lease payable to a finance company secured by an aircraft	941	683
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	569
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 13.37% at December 31, 2006 ) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4.0% (10.80% at December 31, 2005 and 9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment	4,540	14,381
Other debt	15	—

Total	$18,724	$40,624
Less: current maturities	(2,926)	(7,689)

Long-term debt, less current maturities	$15,798	$32,935

(1)	See Note 12 to the consolidated financial statements regarding Rig Tools stockholder notes.

LINE OF CREDIT

We have a working capital revolving line of credit agreement (the “Line”). Availability under the Line is the lower of: (i) $15.0 million or (ii) the eligible accounts receivable, as defined under the agreement. The Line accrues interest at the prime interest rate (8.25% at December 31, 2006) and matures in May 2010. The Line is collateralized by accounts receivable and is subject to certain customer concentration limitations. As of December 31, 2006, we had $12.2 million outstanding under the Line. The weighted-average interest rate on borrowings under our revolving line of credit was 7.7% and 8.6% for the years ended December 31, 2005 and 2006, respectively. Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of December 31, 2005 and 2006, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

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

We also leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008.

At December 31, 2006, we had a capital lease with a finance company secured by an aircraft. The lease term expires in December 2008.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2006, the remaining Subordinated Debenture Note had a balance of approximately $0.6 million.

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 2006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 4.0% (9.37% at December 31, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006, we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition and on November 1, 2006, we borrowed an additional $5.7 million on the Term A Loan to partially fund the Rig Tools acquisition (see Note 7), leaving an outstanding balance of $14.4 million at December 31, 2006, after scheduled monthly principal payments.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will be done through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31,

2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (13.37% at December 31, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at December 31, 2006.

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

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

Effective November 1, 2006, we purchased all of the issued and outstanding stock of Rig Tools, Inc. for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% promissory notes payable to certain stockholders (“Rig Tools Notes”), and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007, $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the conversion period of the notes. At December 31, 2006, the Rig Tools Notes had a balance of $4.0 million less $0.6 million in unamortized beneficial conversion discounts.

SERIES C 9% CONVERTIBLE PREFERRED STOCK

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (the “Series C

Preferred”) in conjunction with the completion of the Term A Loan more fully described above. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, the closing date of the first tranche, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.5 million. The second tranche closed on August 29, 2005, at which time the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

As mentioned above, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred has been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the years ended December 31, 2005 and December 31, 2006, 128 shares and 479 shares of Series C Preferred were issued, respectively, as PIK dividends at par.

RELATED PARTY TRANSACTIONS

During the three year period ended December 31, 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate (See Note 9 to the Consolidated Financial Statement for the accounting for preferred stock). In February 2004 and April 2004, we issued $10 million and $5.05 million, respectively, of 6.5% Subordinated Convertible Debentures (See Note 4 to the Consolidated Financial Statements). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred Stock outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2004 there are no Series A Preferred outstanding. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends. At December 31, 2006, 29 shares of Series B Preferred Stock remain outstanding.

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

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion of the Term A Loan more fully described above. Our Series C Preferred is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, the closing date of the first tranche, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.5 million. The second tranche closed on August 29, 2005, at which time the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

The Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of PIK dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the years ended December 31, 2005 and December 31, 2006, 128 shares and 479 shares of Series C Preferred were issued, respectively, as PIK dividends at par.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006, the Preheat Notes had a balance of $4.0 million.

Effective November 1, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% convertible promissory notes payable to certain stockholders (“Rig Tools Notes”), and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006, the Rig Tools Notes had a balance of $4.0 million less unamortized beneficial conversion of $0.6 million.

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

ACCOUNTS RECEIVABLE

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding the customer’s ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful account may be required. Due to the nature of our industry, we may periodically have concentration of credit risks. As a result, adjustments to the allowance for doubtful accounts may be significant.

INVENTORY

We have made significant investments in inventory to service our equipment. On a routine basis, we use judgments in determining the level of reserves required to state inventory at the lower of average cost or market. Technological innovations, market activity levels and the physical condition of products primarily influence our estimates. Changes in these or other factors may result in adjustments to the carrying value of inventory.

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

STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value, which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 are comprised of eight marsh buggies. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $573,000 and the extinguishment of lease obligations of approximately $2.9 million. An impairment loss of $0.6 million related to these helicopters was recognized during the year ended December 31, 2004 and there was no gain or loss recorded upon their disposition.

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

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company’s common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company’s common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company’s common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company’s common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at December 31, 2006 is $32.8 million but no compensation expense has been recorded at December 31, 2006 because the award is contingent on future events none of which are considered probable at December 31, 2006. Subsequent to December 31, 2006, this agreement was replaced by a new Restricted Stock and Stock-Based Award Incentive Agreement (See Note 15 to the consolidated financial statements).

In addition, we entered into employment contracts with certain key executive management effective until various dates ranging from December 31, 2006 through December 31, 2008 with automatic extensions for additional, successive one year periods, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

As discussed in MD&A—Recent Developments, effective January 5, 2007, we entered into new RSAs with certain executive officers. The new RSAs replace prior restricted stock agreements and reduce our contingent liability to the executive officers from approximately $31.7 million to approximately $10.0 million as of January 5, 2007. The RSAs provide for the granting of between 400,000 and 500,000 shares of the Company’s restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of the Company or the receipt by the Company’s Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008 and any unvested restricted common stock or stock-based awards will terminate and lapse.

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

In connection with the Preheat acquisition, we entered into employment contracts with the previous stockholders effective until December 31, 2007 with an automatic extension, granted at the option of Preheat, for one additional twelve-month period commencing on January 1, 2008.

In connection with the Rig Tools acquisition, we entered into an employment contract with one of the previous stockholders effective until October 31, 2008 with an automatic extension, granted at the option of Rig Tools, for one additional twelve-month period commencing on November 1, 2008.

TRUSSCO EARNOUT

In connection with the acquisition of Trussco, we issued to certain former stockholders of Trussco a promissory note (“Earnout Note”) that earned interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agreed to pay these stockholders on or before June 30, 2007, the lesser of (i) the amount of $3 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA for the 36-month period ending December 31, 2006, less the sum of $9 million, plus the long-term and former stockholder debt existing as of June 30, 2004 of Trussco that we assumed, which totaled $1.5 million.

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

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

CONTRACTUAL DEBT OBLIGATIONS

We have the following contractual debt obligations as of December 31, 2006:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	AFTER 4 YEARS
	(In thousands)
Long-term debt	$40,523	$8,060	$31,107	$1,356
Capital lease obligations	683	169	514	—
Line of credit	12,179	12,179	—	—
Insurance notes	3,275	3,275	—	—

Total Contractual Cash	$56,660	$23,683	$31,621	$1,356

We have the following operating lease commitments as of December 31, 2006:

	PAYMENTS DUE BY PERIOD
	2007	2008	2009	2010	2011
	(In thousands)
Operating leases	$1,590	$1,208	$553	$166	$57

We believe that cash flow generated from operations in 2007 will be sufficient to fund our working capital needs, satisfy our debt service requirements and contractual commitments, and fulfill our un-financed capital expenditure needs for at least the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As mentioned above, we have various vehicle and facilities leases which are classified as operating leases for reporting purposes. The total future commitments under these leases is $3.6 million.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements. At this time, we do not anticipate any material adverse impact on our financial statements from this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our financial statements.

SUBSEQUENT EVENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (“RSA”) with certain executive officers. The new RSAs replace prior restricted stock agreements and reduce our contingent liability to the executive officers from approximately $31.7 million to approximately $10.0 million as of January 5, 2007. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

On February 13, 2007, our motion for partial summary judgment on ACP’s first amended and superceding reconventional and third party demand was granted. ACP had filed the demand seeking damages for our redeeming rather than converting the Series A and B Preferred Stock. The court determined that ACP consequently abandoned its claim by retaining the proceeds.

On March 2, 2007, we completed the acquisition of BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc., (collectively “Holston”) pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million of cash and the issuance of $5.0 million of promissory notes accruing interest at 5% per annum with various maturities over a three-year period.. In addition, we assumed approximately $2.8 million of certain long-term debt of Holston. As a condition of closing, Holston was required to have on hand a minimum of $7.5 million of excess working capital as defined in the Holston Purchase Agreement.

On March 2, 2007, we completed the acquisition of certain assets of Cypress Energy Consulting, Inc., d/b/a Cypress Energy Services (“Cypress”) pursuant to an Asset Purchase Agreement (“Cypress Purchase Agreement”). Subject to the terms and conditions of the Cypress Purchase Agreement, we purchased certain assets from Cypress for the total consideration of approximately $10.1 million, including $7.1 million of cash and the issuance of a $3.0 million, three-year 5% promissory note.

On March 2, 2007 we completed $64.5 million of new credit facilities (“Senior Credit Facilities”) with LaSalle Business Credit, LLC (“LaSalle”), a wholly-owned subsidiary of LaSalle Bank, N.A. and an affiliate of ABN AMRO. With the proceeds from the new Senior Credit Facilities, we (i) repaid approximately $22 million outstanding principal balance under our existing Term A and Term B loans; (ii) closed the previously announced acquisition of Holston; and (iii) completed the previously announced acquisition of certain assets of Cypress. The balance of the proceeds available under the Senior Credit Facilities was used to pay fees and expenses of the aforementioned transactions and provide additional working capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2006 subject to interest rate risk. All instruments described are non-traded instruments and approximated fair value.

	2007	2008	2009	2010	2011
	(Dollars in thousands)
Long-term debt
Fixed Rate	$3,825	$4,650	$1,584	$191	$254
Average interest rate	6.5%	5.7%	5.4%	8.2%	8.5%
Variable Rate	$4,404	$4,931	$5,109	$15,156	$1,102
Average interest rate	9.37%	9.8%	9.9%	13.0%	9.8%
Short-term debt
Fixed Rate	$3,275	—	—	—	—
Average interest rate	5.7%	—	—	—	—
Variable Rate	$12,179	—	—	—	—
Average interest rate	8.25%	—	—	—	—

INTEREST RATE EXPOSURE

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements at December 31, 2006 with fixed interest rates totals $6.6 million. At December 31, 2006, 76% of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to decrease net income before provision for income taxes by approximately $0.3 million for the year ended December 31, 2006.

FOREIGN CURRENCY RISKS

We transact 100% of our business in U.S. dollars, thus we are not subject to foreign currency exchange risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OMNI Energy Services Corp:

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Energy Services Corp as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omni Energy Service Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and a qualified opinion on the effective operation of internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 16, 2007

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2005	2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174	$12,576
Restricted cash	—	1,114
Trade receivables, net	8,094	16,634
Other receivables	1,882	315
Parts and supplies inventory	1,787	3,792
Prepaid expenses and other current assets	2,458	4,663
Deferred tax asset	2,000	11,842
Current assets of discontinued operations	295	67
Assets held for sale	108	108

Total current assets	16,798	51,111

PROPERTY, PLANT AND EQUIPMENT, net	14,922	44,827

OTHER ASSETS:
Goodwill	2,924	14,521
Customer intangible assets, net	1,520	1,852
Licenses, permits and other intangible assets, net	3,934	4,308
Loan closing costs, net	3,197	3,356
Other assets	463	565

Total other assets, net	12,038	24,602

TOTAL ASSETS	$43,758	$120,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,374	$7,435
Accrued expenses	1,382	3,702
Current maturities of long-term debt	2,926	7,689
Insurance notes payable	1,692	3,275
Line of credit	4,750	12,179
Current liabilities of discontinued operations	698	219

Total current liabilities	16,822	34,499

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	15,798	32,935
Deferred income taxes	—	13,680
Other long-term liabilities	3	—

Total long-term liabilities	15,801	46,615

Total liabilities	32,623	81,114

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2005 and 2006 and 5,128 and 5,607 shares of Series C issued and outstanding at December 31, 2005 and 2006, respectively, liquidation preference of $1,000 per share	806	1,285
Common stock, $.01 par value, 45,000,000 shares authorized; 15,272,121 and 16,909,949 issued and 15,136,448 and 16,864,949 outstanding at December 31, 2005 and 2006, respectively	153	169
Treasury stock, 135,673 and 0 shares, at cost, at December 31, 2005 and 2006, respectively	(264)	—
Preferred stock dividends declared	123	132
Additional paid-in capital	75,787	82,441
Accumulated deficit	(65,470)	(44,601)

Total stockholders’ equity	11,135	39,426

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,758	$120,540

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
	(In thousands, except per share data)
Operating revenue	$39,064	$43,350	$98,998
Operating expenses:
Direct costs	28,510	27,515	59,830
Depreciation and amortization	4,282	4,627	5,660
General and administrative expenses	9,464	8,497	13,780

Total operating expenses	42,256	40,639	79,270

Operating income (loss)	(3,192)	2,711	19,728
Interest expense	(3,288)	(2,836)	(4,966)
Gain (loss) on debenture conversion inducement and debt extinguishment	(729)	758	15
Other income (expense), net	(290)	835	233

Income (loss) before income taxes	(7,499)	1,468	15,010
Income tax benefit	—	508	6,805

Net income (loss) from continuing operations	(7,499)	1,976	21,815
Loss from discontinued operations, net of taxes	(6,756)	(3,978)	—
Loss on disposal of discontinued operations assets, net of taxes	—	(2,271)	—

Net income (loss)	(14,255)	(4,273)	21,815
Dividends on preferred stock	(490)	(249)	(488)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(745)	(458)

Net income (loss) available to common stockholders	$(14,745)	$(5,267)	$20,869

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.07	$1.29
Loss from discontinued operations	(0.62)	(0.30)	—
Loss on disposal of discontinued operations assets, net of taxes	—	(0.17)	—

Net income available to common stockholders	$(1.35)	$(0.40)	$1.29

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.07	$0.89
Loss from discontinued operations	(0.62)	(0.29)	—
Loss on disposal of discontinued operations assets, net of taxes	—	(0.16)	—

Net income (loss) available to common stockholders	$(1.35)	$(0.38)	$0.89

Number of weighted average shares:
Basic	10,884	13,251	16,190
Diluted	10,884	13,683	24,459

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT
	(Dollars in thousands)
BALANCE, December 31, 2003	12,100	$12,100	9,569,729	$96	$(706)
—Issuance of common stock for services	—	—	69,930	1	—
—Issuance of common stock warrants for services	—	—	—	—	—
—Convertible debenture warrants recorded as debt discount	—	—	—	—	—
—Debenture conversion inducement	—	—	200,000	2	—
—Stock based compensation	—	—	—	—	—
—Stock option and warrant exercised for cash	—	—	1,839,906	18	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid	—	—	—	—	—
—Redemption of preferred stock	(12,071)	(12,071)	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	177
Comprehensive income:
—Net loss	—	—	—	—	—
—Foreign currency translation adjustments	—	—	—	—	—

Total comprehensive loss
BALANCE, December 31, 2004	29	29	11,679,565	117	(529)
—Issuance of common stock for services	—	—	284,000	3	—
—Stock based compensation	—	—	30,000	—	—
—Stock options and warrants exercised for cash	—	—	283,556	3	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid	128	128	—	—	—
—Issuance of preferred stock and warrants, net of offering costs	5,000	649	—	—	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	265
—Issuance of common stock in payment of debt	—	—	995,000	10	—
—Issuance of common stock in payment of convertible debentures	—	—	2,000,000	20	—
—Net loss	—	—	—	—	—

BALANCE, December 31, 2005	5,157	806	15,272,121	153	(264)
—Stock based compensation	—	—	—	—	—
—Stock based compensation forfeited	—	—	(24,000)	—	—
—Stock options and warrants exercised for cash and other	—	—	761,828	7	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid	479	479	—	—	—
—Common stock issued in acquisition	—	—	900,000	9	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	264
—Beneficial conversion feature associated with convertible notes issued in acquisition, net of accretion	—	—	—	—	—
—Net income	—	—	—	—	—

BALANCE, December 31, 2006	5,636	$1,285	16,909,949	$169	$—

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	PREFERRED STOCK DIVIDEND DECLARED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATIVE OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	(Dollars in thousands)
BALANCE, December 31, 2003	$484	$57,882	$(12)	$(45,458)	$24,386
—Issuance of common stock for services	—	340	—	—	341
—Issuance of common stock warrants for services	—	157	—	—	157
—Convertible debenture warrants recorded as debt discount	—	1,110	—	—	1,110
—Debenture conversion inducement	—	939	—	—	941
—Stock based compensation	—	795	—	—	795
—Stock options and warrants exercised for cash	—	3,930	—	—	3,948
—Preferred stock dividends declared	490	—	—	(490)	—
—Preferred stock dividends paid	(972)	—	—	—	(972)
—Redemption of preferred stock	—	—	—	—	(12,071)
—Issuance of treasury shares for stock based compensation	—	295	—	—	472
Comprehensive income:
—Net loss	—	—	—	(14,255)	(14,255)
—Foreign currency translation adjustments	—	—	12	—	12

					14,243

BALANCE, December 31, 2004	2	65,448	—	(60,203)	4,864
—Issuance of common stock for services	—	267	—	—	270
—Stock based compensation	—	9	—	—	9
—Stock options and warrants exercised for cash	—	526	—	—	529
—Preferred stock dividends declared	249	—	—	(249)	—
—Preferred stock dividends paid	(128)	—	—	—	—
—Issuance of preferred stock and warrants, net of offering costs	—	3,788	—	—	4,437
—Beneficial conversion feature associated with preferred stock	—	745	—	(745)	—
—Issuance of treasury shares for stock based compensation	—	(265)	—	—	—
—Issuance of common stock in payment of debt	—	2,089	—	—	2,099
—Issuance of common stock in payment of convertible debentures	—	3,180	—	—	3,200
—Net loss	—	—	—	(4,273)	(4,273)

BALANCE, December 31, 2005	123	75,787	—	(65,470)	11,135
—Stock based compensation	—	617	—	—	617
—Stock based compensation forfeited	—	3	—	—	3
—Stock options and warrants exercised for cash and other	—	2,127	—	—	2,134
—Preferred stock dividends declared	488	—	—	(488)	—
—Preferred stock dividends paid	(479)	—	—	—	—
—Common stock issued in acquisition	—	3,033	—	—	3,042
—Beneficial conversion feature associated with preferred stock	—	458	—	(458)	—
—Issuance of treasury shares for stock based compensation	—	(264)	—	—	—
—Beneficial conversion feature associated with convertible notes issued in acquisition, net of accretion	—	680	—	—	680
—Net income	—	—	—	21,815	21,815

BALANCE, December 31, 2006	$132	$82,441	$—	$(44,601)	$39,426

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(7,499)	$1,976	$21,815
Loss from discontinued operations	(6,756)	(6,249)	—

	(14,255)	(4,273)	21,815

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	4,282	4,627	5,660
Gain on property, plant and equipment disposals	(44)	(826)	(48)
Stock based compensation expense	1,268	8	620
Accretion of discount on convertible notes	672	—	100
Amortization of loan closing costs	1,099	417	850
Foreign currency translation adjustments	12	—	—
(Gain) loss on debenture conversion inducement and extinguishment of debt	729	(758)	(15)
Common stock and common stock warrants issued for services	—	270	—
Deferred taxes	—	(508)	(6,805)
Changes in operating assets and liabilities:
Trade receivables	611	(270)	(448)
Other receivables	40	(782)	(314)
Parts and supplies inventory	(310)	306	(345)
Prepaid expenses and other current assets	2,029	2,685	2,239
Other assets	585	(301)	(1,191)
Accounts payable and accrued expenses	2,717	(3,589)	245
Other long term liabilities	(227)	(97)	—

Net cash provided by operating activities of continuing operations	5,964	3,158	22,363

Net cash used in operating activities of discontinued operations	(414)	(264)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	(7,768)	—	(23,976)
Increase in restricted cash	—	—	(1,114)
Proceeds from collection of other receivables	—	—	3,870
Proceeds from disposal of property, plant and equipment	450	685	224
Purchase of property, plant and equipment	(786)	(591)	(5,124)

Net cash provided by (used in) investing activities of continuing operations	(8,104)	94	(26,120)

Net cash provided by (used in) investing activities of discontinued operations	(4,543)	11,380	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	6,727	26,956	18,970
Principal payments on long-term debt	(5,894)	(27,254)	(10,835)
Borrowings (payments) on line of credit, net	4,529	(4,411)	6,904
Proceeds from issuance of convertible debentures	14,159	—	—
Proceeds from issuance of preferred stock and associated warrants	—	4,677	—
Repayment of convertible debentures	(3,062)	(3,404)	—
Redemption of preferred stock and dividends	(13,043)	—	—
Loan closing costs	(1,230)	(3,229)	(1,011)
Deferred organizational costs	—	(240)	—
Proceeds from issuance of common stock for exercise of stock options and warrants	3,948	529	2,134

Net cash provided by (used in) financing activities of continuing operations	6,134	(6,376)	16,162

Net cash provided by (used in) financing activities of discontinued operations	1,434	(8,861)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	471	(869)	12,405
CASH, at beginning of year	572	1,043	174

CASH, at end of year	$1,043	$174	$12,576

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
	(In thousands)
Supplemental cash flow disclosures:
Cash paid for interest	$2,101	$3,589	$3,954

Cash paid for taxes	$—	$—	$—

Supplemental non-cash disclosures:
Equipment acquired under capital lease	$3,750	$56	$—

Premium financed with insurance carrier	$3,302	$2,405	$4,196

Common stock and common stock warrants issued for services	$498	$—	$—

Transfer of inventory and property and equipment to assets held for sale	$3,942	$51	$—

Convertible debenture warrants recorded as a debt discount	$1,110	$—	$—

Transfer of discontinued operations assets to assets held for sale	$—	$11,000	$—

Common stock issuance for extinguishment of convertible debentures	$—	$3,200	$—

Issuance of long-term debt for extinguishment of convertible debentures	$—	$4,293	$—

Common stock issuance for extinguishment of long-term debt	$—	$2,099	$—

Issuance of short-term debt for extinguishment of long-term debt	$—	$1,000	$—

Beneficial conversion feature associated with issuance of preferred stock	$—	$745	$458

Exchange of assets held for sale for extinguishment of capital leases	$—	$2,891	$—

Transfer of inventory to prepaid aviation repairs	$—	$328	$—

Dividends declared	$—	$249	$488

Equipment under capital lease exchanged in sale/leaseback	$—	$—	$596

Equipment financed	$—	$—	$715

Shareholder notes issued in acquisition	$—	$—	$8,000

Common stock issued in acquisition	$—	$—	$3,042

Beneficial conversion feature associated with issuance of shareholder notes	$—	$—	$680

Preferred stock issued as dividends paid-in-kind	$—	$128	$479

Assets transferred from assets held for sale to other receivables	$—	$116	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

We are a leading, integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, and permitting, survey and (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry, for oil and gas companies operating primarily in the Gulf of Mexico and (iii) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico.

At December 31, 2006, we operated in four business divisions—Seismic Drilling, Environmental Services Equipment Rental and Other Services. The principal market of our Seismic Drilling division is the marsh, swamps, shallow water and contiguous dry areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services.

Our Environmental Services division provides dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico.

Our Equipment Leasing division provides various pieces of oilfield equipment to offshore and land-based oil production rigs and drilling contractors operating primarily in Louisiana, Texas and Wyoming.

Our Other Services division provides various services such as metal stress relieving and wellhead installation services to offshore and land-based oil production rigs and drilling contractors operating primarily in Louisiana and the Gulf of Mexico.

We receive our revenues principally from customers in the energy industry. In recent years, the seismic market has remained depressed due primarily to the excess capacity of available seismic data in the market. However, in 2006, the demand for seismic services has increased significantly. This volatile market has impacted our ability, as well as that of our customers and others in the industry, to change their forecasts and budgets in response to future uncertainties of commodity pricing. These fluctuations can rapidly impact our cash flows as supply and demand factors impact the number and size of seismic projects available.

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

In February 2006, we acquired Preheat, Inc. (“Preheat”), a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. (See Note 12 for additional information.)

In November 2006, we acquired Rig Tools, Inc. (“Rig Tools”), a leading rental equipment supplier to land-based drilling contractors operating primarily in Louisiana and Texas. (See Note 12 for additional information.)

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

As a result of the second quarter 2005 change in the amortization periods of the Trussco intangibles, amortization expense for 2005 decreased. The pro forma effect of this change in estimate is shown in the table below and reflects what net loss would have been had the changes in estimate not occurred (in thousands of dollars, except per share amounts):

	YEAR ENDED DECEMBER 31,
	2005	2006
	(In thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$(5,267)	$20,869
Effect of change in estimate	(600)	(797)

Net income (loss) available to common stockholders, pro forma	$(5,867)	$20,072

Net income (loss) per common share—as reported:
Basic	$(0.40)	$1.29
Diluted	$(0.38)	$0.89
Net income (loss) per common share—pro forma:
Basic	$(0.44)	$1.24
Diluted	$(0.43)	$0.86

REVENUE RECOGNITION

We recognize revenue as service is rendered. Revenue from our drilling operations is recognized on a per hole basis. Once we have drilled and loaded a source point, revenue from the drilling of such source point is recognized. Similarly, revenue is recognized from our seismic survey operations either on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Permitting is recognized on a per day basis as services are rendered. Our aircraft, which were usually either chartered with a monthly guaranteed rate or for a guaranteed minimum number of hours per day, generated revenue pursuant to a fixed hourly rate. See Note 13 for information related to our discontinued Aviation Transportation Services segment operations. Environmental revenue is recognized upon completion of each cleaning project. Equipment rental revenue is recognized on a daily basis. Revenues for wellhead installations, stress relieving and other services are recognized upon completion of each project. From time to time, we may offer discounts from our standard service rates for volume and competitive reasons. These discounts are recorded as a reduction of revenues.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2006 represents cash held in escrow related to the purchase of the aircraft acquired in December 2006. The cash in escrow is expected to be released from restriction in 2007.

ACCOUNTS RECEIVABLE

Trade and other receivables are stated at net realizable value. We grant short-term credit to our customers, primarily geophysical and oil and gas operating companies. We regularly review outstanding trade receivables and provide for estimated losses through our allowance for doubtful accounts when it is determined that an amount is not collectible.

INVENTORIES

Inventories consist of parts and supplies used for our drilling and rental equipment operations. All inventories are valued at lower of average cost or market. Parts and supplies are charged to expense when it is determined that such items have no value or when their service hours have expired.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. We provide for depreciation expense on a straight line basis over each asset’s estimated useful life depreciated to their estimated salvage values as follows:

ASSET CLASSIFICATION	USEFUL LIFE	SALVAGE VALUE
Buildings and improvements	15-25 years	—
Drilling, field and support equipment	5-10 years	10%
Aviation equipment (over five years of age)	10 years	30%
Aviation equipment (five years of age or less)	10 years	40%
Shop equipment	10 years	—
Office equipment	5 years	—
Vehicles	4-5 years	—
Environmental	5 years	—
Rental Equipment	3-10 years	—

Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are charged to expense as incurred. Capitalized equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period.

There was no interest capitalized for the years ended December 31, 2004, 2005 and 2006. Included in property and equipment at December 31, 2006 is approximately $1.0 million for an aircraft held under capital lease obligations, net of accumulated depreciation of approximately $0.0 million.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 are eight marsh buggies.

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. During the fourth quarter of 2004, we re-assessed the carrying values of our aviation fleet by obtaining an appraisal from a reputable third party appraiser and compared these appraised values to the net book values that we had recorded. As a result of our analysis, as of December 31, 2004 we recorded an impairment of approximately $3.0 million of unamortized prepaid repairs, an impairment of $0.6 million on our aviation fleet and a writedown of $0.6 million related to helicopters held for sale. These impairment charges are included in loss from discontinued operations. During 2005, the aviation-related improvements at the Mouton Cove facility were deemed to be impaired as a result of the sale of our Aviation Transportation Services segment. A charge was recorded against operations in the amount of $0.5 million reflecting the impairment of the value of that facility. Such charge is included in loss from discontinued operations. The facility was not included in the sale of our Aviation Transportation Service segment. There were no impairment charges for 2006.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2005 and 2006, we have goodwill of $2.9 million and $14.5 million, respectively. We periodically assessed the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. In conjunction with the acquisition of AirJac during 2002, we recorded a customer intangible of $1.9 million which is being amortized over a period of 20 years; with the acquisition of AHI in 2003, we recorded intangibles of $0.3 million which was being amortized over a period of 5 years subsequently charged against discontinued operations; with the acquisition of Trussco in 2004, we recorded intangibles of $3.9 million which are being amortized over various time periods ranging from three to 20 years and goodwill of $3.0 million; with the acquisition of Preheat in 2006, we recorded goodwill of $4.7 million; with the acquisition of Rig Tools in 2006, we recorded intangibles of $0.4 million which are being amortized over five years and goodwill of $4.9 million. We recorded $0.7 million, $0.7 million and $0.5 million, respectively, in amortization expense related to the intangible assets for the years ended December 31, 2004, 2005 and 2006.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. There was $0.6 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the year ended December 31, 2006.

Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the years ended December 31, 2004 and 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123R.

	YEAR ENDED DECEMBER 31,
	2004	2005
	(In thousands except per share data)
Net loss available to common stockholders—as reported	$(14,745)	$(5,267)
Add: stock-based employee compensation expense included in net loss, net of tax	1,411	8
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(2,204)	(785)

Net loss available to common stockholders—pro forma	$(15,538)	$(6,044)

Net loss available to common stockholders—as reported:
Basic	$(1.35)	$(0.40)
Diluted	$(1.35)	$(0.38)
Net loss available to common and stockholders—pro forma:
Basic	$(1.43)	$(0.46)
Diluted	$(1.43)	$(0.44)

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2006 was approximately $3.3 million (employee share). During the year ended December 31, 2006, the amount of cash we retained from the exercise of stock options was approximately $1.2 million (Company share). The following table summarizes information about non-vested stock option awards as of December 31, 2005 and changes for the year ended December 31, 2006:

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31,2005	345,816	$1.89
Granted	344,250	3.08
Vested	(283,549)	2.18
Forfeited	(24,360)	2.56

Non-vested at December 31, 2006	382,157	$2.69

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

At December 31, 2006, there was $1.0 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards that is expected to be recognized over a weighted-average period of 1.93 years. The total fair value of options vested during the year ended December 31, 2006 was $0.6 million.

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

The weighted average fair value at date of grant for options granted during 2006 was $3.08 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 53%; (c) average risk-free interest rate of 4.87%; and (d) expected life of 6.5 years.

AVIATION OVERHAUL AND REPAIR COSTS

Major overhaul of Federal Aviation Administration component parts for our owned aircraft were capitalized as prepaid repairs, as incurred, and amortized over service hours flown. Routine repairs and maintenance were expensed, as incurred. See Note 13 for information related to our discontinued Aviation Transportation Services segment operations.

EARNINGS PER SHARE

We account for our earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic loss per share we consider dividends and accretion on the Series B Preferred and Series C Preferred as a reduction of net income from operations in computing basic net income (loss) per share. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the year ended December 31, 2004, we reported a net loss from continuing operations, thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, convertible debt instruments, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our financial statements.

2.	VALUATION ALLOWANCE ACCOUNTS

The allowance for uncollectible accounts consists of the following:

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO EXPENSE	OTHER ADDITIONS	WRITE-OFF OF UNCOLLECTIBLE AMOUNTS	BALANCE AT END OF PERIOD
	(In thousands)
December 31, 2006 Allowance for uncollectible accounts	$—	$—	$128	$—	$128

December 31, 2005 Allowance for uncollectible accounts	$—	$—	$—	$—	$—

December 31, 2004 Allowance for uncollectible accounts	$45	$—	$—	$(45)	$—

3.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following at December 31:

	DECEMBER 31,
	2005	2006
	(In thousands)
Land	$647	$697
Building and improvements	5,259	6,601
Drilling, field and support equipment	28,727	57,019
Aviation equipment	—	1,010
Shop equipment	439	594
Office equipment	1,835	2,039
Vehicles	2,680	4,436
Construction in progress	—	1,248

	39,587	73,644
Less: accumulated depreciation	(24,665)	(28,817)

Total property, plant and equipment, net	$14,922	$44,827

During 2005, some of our facilities and equipment were damaged as a result of Hurricanes Katrina and Rita. As a result of the storms, we incurred damages principally to equipment and vehicles with a cost of approximately $0.6 million. The damage to the equipment was covered by insurance and the proceeds from the insurance policies are included in the consolidated financial statements at December 31, 2005 in other receivables. At December 31, 2006, approximately $0.2 million of proceeds from insurance policies remained in other receivables.

4.	LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consists of the following at December 31:

	DECEMBER 31,
	2005	2006
	(In thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (8.25% at December 31, 2005 and 9.75% at December 31, 2006) maturing July 31, 2023, secured by real estate	$1,354	$1,321
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	195	174
Convertible promissory notes payable to certain former stockholders of Trussco, Inc. with interest at 5%, maturing in June 2007	1,000	—
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	—	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	—	1,333
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2007, net of beneficial conversion of $426(1)	—	2,574
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2008, net of beneficial conversion of $156(1)	—	844
Promissory note payable to finance companies secured by vehicles	729	587
Promissory note payable to finance companies secured by equipment	37	491
Capital lease payable to a finance company secured by an aircraft	941	683
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	913	569
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (12.41% at December 31, 2005 and 13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment	9,000	15,000
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4.0% (10.80% at December 31, 2005 and 9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment	4,540	14,381
Other debt	15	—

Total	$18,724	$40,624
Less: current maturities	(2,926)	(7,689)

Long-term debt, less current maturities	$15,798	$32,935

(1)	See note 12 regarding Rig Tools stockholder notes.

Annual maturities of long-term debt plus beneficial conversion during each of the years ended December 31, are as follows:

YEAR ENDED DECEMBER 31,
(In thousands)
2007	$8,229
2008	9,582
2009	6,693
2010	15,346
2011 and thereafter	1,356

$41,206

The estimated fair value of long-term debt is determined based on borrowing rates currently available to us for notes with similar terms and average maturities and approximates the carrying value as of December 31, 2005 and 2006.

REVOLVING LINE OF CREDIT

We have a working capital revolving line of credit agreement (the “Line”) with a bank. Availability under the Line is the lower of: (i) $15.0 million or, (ii) the eligible accounts receivables as defined under the agreement. The Line accrues interest at the prime interest rate (8.25% at December 31, 2006) and matures in May 2010. The Line is collateralized by accounts receivable and is subject to certain customer concentration limitations. As of December 31, 2006, we had $12.2 million outstanding under the Line. The weighted-average interest rate on borrowings under the Line was 7.7% and 8.6% for the years ended December 31, 2005 and 2006, respectively. Due to the lock-box arrangement and the subjective acceleration clause of the Line agreement, the debt under the Line has been classified as a current liability as of December 31, 2005 and 2006, as required by EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

SENIOR SECURED

On October 21, 2004, we completed a $6.5 million senior secured loan (“Bridge Loan”) with Beal Bank, SSB. The Bridge Loan accrued interest at the rate of 12% per annum, matured January 15, 2005, and was collateralized by specific seismic assets, certain Trussco equipment and three Bell helicopters. The proceeds were used to repay debt, pay the Put Option on the Convertible Debentures discussed below and for working capital purposes.

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

SENIOR CREDIT FACILITY

On May 18, 2005, we completed a $50 million equipment term financing (“Term A Loan”) and increased our Line to $15 million from its previous level of $12.0 million (with the Term A Loan, collectively referred to herein as the “Senior Credit Facility”). In conjunction with the disposition of the Aviation Transportation Services segment, effective June 2005, the borrowing base was reduced to $30.0 million. On February 13, 2006, we entered into the First Amended and Restated Credit Agreement (the “Amendment”) which amended the Term A Loan. Under the terms of the Amendment, the funding limits will be limited to the lesser of $30.0 million and the sum of (i) 50% of the orderly liquidation value of our seismic drilling, environmental and leasing equipment, and (ii) 50% of the fair market value of certain real estate. In addition, the Term A Loan matures in May 2010 and will be repaid monthly in equal payments up to a 25% balloon at maturity date, with interest paid in arrears and accruing at the annual interest rate of 90-day LIBOR plus 4.0% (9.37% at December 31, 2006). The Term A Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on capital expenditures. On February 14, 2006, we borrowed an additional $7.0 million on the Term A Loan to partially fund the Preheat acquisition and on November 1, 2006, we borrowed an additional $5.7 million on the Term A Loan to partially fund the Rig Tools acquisition (see Note 7), leaving an outstanding balance of $14.4 million at December 31, 2006, after scheduled monthly principal payments. This loan was repaid in full in March 2007 with proceeds from the Company’s new senior credit facilities. See Note 15 for additional information.

JUNIOR CREDIT FACILITY

On August 29, 2005, we completed a $25.0 million multiple draw term credit facility (“Term B Loan”). Under the terms of the Term B Loan, funding will occur through advances at our request in minimum amounts of $2.0 million. Quarterly payments in the amount of $0.2 million, plus interest, will begin on April 1, 2008. In the event that we no longer have any senior term debt outstanding, the annual principal amortization of the Term B Loan will be increased to 7.5% of the advances outstanding under the Term B Loan beginning December 31, 2006. The Term B Loan matures in August 2010 and will accrue interest at the rate of 90-day LIBOR plus 8% (13.37% at December 31, 2006). The Term B Loan restricts the payment of cash dividends and contains customary financial covenants requiring, among other things, minimum levels of tangible net worth, debt to EBITDA ratios and limitations on annual capital expenditures. On February 14, 2006, we borrowed an additional $6.0 million on the Term B Loan to partially fund the Preheat acquisition (see Note 7), leaving an outstanding balance of $15.0 million at December 31, 2006. This loan was repaid in full in March 2007 with proceeds from the Company’s new senior credit facilities. See Note 15 for additional information.

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

We also leased several vehicles used in our seismic drilling and environmental operations under 40-month capital leases. In February 2006, the capital leases on vehicles were paid off through a sale/leaseback transaction with a third party leasing company. The capital leases were replaced with twenty-four (24) month operating leases expiring in the first quarter of 2008.

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease matures in 2008.

Total cost and accumulated depreciation of aircraft and vehicles held under capital leases is as follows:

	DECEMBER 31,
	2005	2006
	(In thousands)
Aircraft	$—	$1,010
Vehicles	1,694	—

	1,694	1,010
Less: Accumulated amortization	(795)	—

Capitalized cost, net	$899	$1,010

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was approximately $0.7 million, $0.6 million and $0.1 million, respectively, for all assets held under capital lease.

The following schedule shows future minimum lease payments for capital leases as of December 31, 2006:

YEAR ENDED DECEMBER 31,
(In thousands)
2007	$219
2008	548

Total minimum lease payments	767
Less: Amount representing interest	(84)

Present value of net minimum lease payments	$683

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

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction resulted in the termination of the Earnout Note.

PREHEAT NOTES

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

Effective November 1, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% promissory notes payable to certain stockholders (“Rig Tools Notes”), and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in

November 2007, $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2007 and accrue interest at rates ranging between 5.64% to 6.05%.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2006, the remaining Subordinated Debenture Note had a balance of approximately $0.6 million.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2005		2006
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION
	(In thousands)
Customer lists	$1,920	$400	$2,359	$507
Trademark/tradename	2,900	942	2,900	1,172
Non-compete agreements	240	72	240	120
Trussco licenses and permits	800	120	800	200

Total amortizable intangible assets	$5,860	$1,534	$6,299	$1,999

Goodwill	$3,048	$124	$14,645	$124
Acquisition costs	1,128	—	1,860	—

Total unamortizable intangible assets	$4,176	$124	$16,505	$124

YEAR ENDED DECEMBER 31,	AGGREGATE AMORTIZATION EXPENSE	ESTIMATED AGGREGATE AMORTIZATION EXPENSE
	(In thousands)
2004	$730	$—
2005	663	—
2006	465	—
2007	—	452
2008	—	402
2009	—	378
2010	—	354
Thereafter	—	2,692

Goodwill, net, of $2.0 million is attributable to our previous acquisition of Gulf Coast Resources, $2.1 million is attributable to our acquisition of Trussco, $4.7 million is attributable to our acquisition of Preheat and $4.7 million is attributable to our acquisition of Rig Tools at December 31, 2006.

6.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of the Company’s Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which was reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements (See Note 9 regarding the accounting for preferred stock). In February and April 2004, we issued $10 million and $5.05 million, respectively, of the Debentures (See Note 4). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred outstanding, including accrued dividends. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. At December 31, 2004 there are no Series A Preferred shares outstanding. During the first quarter of

2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends. At December 31, 2006, 29 shares of Series B Preferred remain outstanding.

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

As mentioned above, the Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred has been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the years ended December 31, 2005 and 2006, 128 and 479 shares of Series C Preferred were issued, respectively, as PIK dividends at par.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.6 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006, the Preheat Notes had a balance of $4.0 million.

Effective November 1, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% convertible promissory notes payable to certain stockholders (“Rig Tools Notes”), and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006, the Rig Tools Notes had a balance of $4.0 million less unamortized beneficial conversion of $0.6 million.

7.	VENDOR, CUSTOMER AND CREDIT CONCENTRATION

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

During the year ended December 31, 2005, one vendor associated with the drilling division accounted for 15% of our total direct costs. Included in accounts payable as of December 31, 2005 are amounts payable to this vendor totaling approximately 28% of total accounts payable

During the year ended December 31, 2006, two customers associated with the drilling division, accounted for 32% (17%, and 15%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2006, are amounts receivable from these customers totaling approximately 25% (18%, and 7%, respectively) of total accounts receivable.

8.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Total rental expense inclusive of equipment leased on a short-term basis, was $0.9 million, $1.6 million and $3.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

We have the following operating lease commitments under non-cancelable lease terms, as of December 31, 2006:

	PAYMENTS DUE BY PERIOD
	2007	2008	2009	2010	2011
	(In thousands)
Operating leases	$1,590	$1,208	$553	$166	$57

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Preheat, Inc. maintained a partially self-funded program for a portion of its workers’ compensation, liability, and auto coverages. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2006, we had $0.0 million of accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of December 31, 2006.

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

See Note 15 for additional information.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2006, the remaining Subordinated Debenture Note had a balance of approximately $0.6 million.

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

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with certain executive officers on June 30, 2004. The SBA shall become computed and payable: (a) on the date of the Employee’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control. The executive managers were awarded 45% and 55%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the NASDAQ National Market over the five prior trading days times the number of issued and outstanding shares of the Company, of a share of the Company’s common stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of the Company’s common stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of the Company’s common stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of the Company’s common stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of the Company’s common stock greater than or equal to $20.00. If no payments have been made, the right terminates on December 31, 2008 or upon termination of employment for resignation or cause, whichever occurs first. The intrinsic value of this award at December 31, 2006 is $32.8 million but no compensation expense has been recorded at December 31, 2006 because the award is contingent on future events none of which are considered probable at December 31, 2006. Subsequent to December 31, 2006, this agreement was replaced by a new Restricted Stock and Stock-Based Award Incentive Agreement.

See Note 15 for additional information related to the Stock-Based Award Incentive Agreements.

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

In connection with the Preheat acquisition, we entered into employment contracts with the previous stockholders effective until December 31, 2007 with an automatic extension, granted at the option of the Company, for one additional twelve-month period commencing on January 1, 2008.

In connection with the Rig Tools acquisition, we entered into an employment contract with one of the previous stockholders effective until October 31, 2008 with an automatic extension, granted at the option of the Company, for one additional twelve-month period commencing on November 1, 2008.

TRUSSCO INC. EARNOUT

In connection with the acquisition of Trussco, we issued to certain former stockholders of Trussco a promissory note (“Earnout Note”) that will earn interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agreed to pay these stockholders on or before June 30, 2007, the lesser of

(i) the amount of $3.0 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA for the 36 month period ending December 31, 2006 less the sum of $9.0 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed.

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

OTHER CONTINGENCIES

We record liabilities for environmental obligations when remediation efforts are probable and the costs can be reasonably estimated. Our estimates are based on currently enacted laws and regulations. As more information becomes available or environmental laws and regulations change, such liabilities may be required to be adjusted. Additionally, in connection with acquisitions, we obtain indemnifications from the seller related to environmental matters. If the indemnifying parties do not fulfill their obligations, adjustments of recorded amounts may be required.

We maintain insurance coverage for various aspects of our business and operations. We retain a portion of losses that occur through the use of deductibles and, to a limited extent, self-funded insurance programs. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. As of December 31, 2006, no liability related to remediation efforts were recorded, since none were deemed necessary.

9.	STOCKHOLDERS’ EQUITY

COMMON STOCK

We currently have 45,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 15,272,121 and 16,909,949 issued at December 31, 2005 and 2006, respectively. In 2001, we repurchased 361,800 shares of treasury stock, of which during 2004, 90,454 shares were re-issued, during 2005, 135,673 shares were re-issued, and during 2006, 135,673 shares were re-issued, leaving no remaining treasury shares outstanding at December 31, 2006.

PREFERRED STOCK

During the years ended December 31, 1999, 2000 and 2001, we privately placed with an affiliate subordinated debentures totaling $7.5 million, $3.4 million and $1.5 million, respectively. The debentures matured five years from their date of issue and accrued interest at various rates ranging from a fixed rate of 12% per annum to a variable rate of interest starting at 12% per annum and escalating to 20% per annum. In October 2000, we agreed to convert $4.6 million of the subordinated debentures into our Series A Preferred which is convertible into common stock of the company at a conversion price of $0.75 per share. In May 2001, we agreed to pay the affiliate $3.0 million cash plus issue to the affiliate $4.6 million of our Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred are convertible into our common stock at a conversion price of $1.25 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. The Preferred Stock earns dividends at a rate of 8% of which dividends of $484,000 and $490,000 were recorded during the years ended December 31, 2003 and 2004, respectively. In February 2004, we issued $10.0 million of 6.5% Subordinated Convertible Debentures (See Note 4). The proceeds were used to redeem $8.2 million (7,475 shares) of the Series A Preferred outstanding, including accrued dividends of $0.7 million. The remaining 25 shares of Series A Preferred were redeemed in April 2004 for $0.03 million. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At December 31, 2006, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

The Term A Loan and the Term B Loan restrict the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of PIK dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the years ended December 31, 2005 and 2006, 128 and 479 shares of Series C Preferred were issued, respectively, as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in an immaterial beneficial conversion feature. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

At December 31, 2006, 5,607 shares of Series C Preferred remain outstanding and are convertible into 2,875,385 shares of our common stock at a commission rate of $1.95 per share.

EARNINGS PER SHARE

Basic EPS is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. We had 63,003, 683,208, and 174,703 options outstanding for the years ended December 31, 2004, 2005 and 2006, respectively, that were excluded from the calculation of diluted EPS as they were antidilutive. In addition, warrants to purchase up to 1,241,500, 2,021,363, and 541,500 shares of common stock were also excluded for the years ended December 31, 2004, 2005, and 2006, respectively. Additionally, debentures convertible into 1,123,264, 585,552, and 0 shares of common stock and the Stockholder Notes convertible into 319,149, 186,826, and 0 shares of common stock, and Rig Tools Notes convertible into 0, 0, and 83,562 shares of common stock were excluded in the calculation for 2004, 2005, and 2006, respectively. Preferred stock convertible into 7,733, 2,637,477 and 0 shares of common stock were excluded from the calculation for 2004, 2005 and 2006 respectively.

The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Shares:
Basic shares outstanding	10,884	13,251	16,190
Effect of dilutive securities:
Stock options	—	62	712
Warrants	—	370	4,661
Contingently issuable shares	—	—	45
Preferred stock	—	—	2,790
Shareholder notes	—	—	61

Dilutive shares outstanding	10,884	13,683	24,459

Due to the Company incurring a net loss for the year ended December 31, 2004, basic and diluted weighted average shares used in the calculation of EPS are the same due to the effects of potential dilutive securities being anti-dilutive.

STOCK BASED COMPENSATION

During 2004, we entered into Incentive Agreements with our executive officers that provides for, among other things, the issuance of restricted common stock. Additionally, we entered into an SBA with certain executive officers that provides for payments, based on the market value of our outstanding common stock, in the event of death or change of control, for a period beginning on June 30, 2004 and expires on December 31, 2008 (See Note 8).

In September 1997, we adopted the Stock Incentive Plan (the “Incentive Plan”) to provide long-term incentives to our key employees, officers, directors who are our employees, and our consultants and advisors and non-employee directors (“Eligible Persons”). Under the Incentive Plan, we may grant incentive stock options, non-qualified stock options, restricted stock, other stock-based awards, or any combination thereof to Eligible Persons. Options generally vest over a four-year period and expire if unused after ten years. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the date of grant. A total of 2,750,000 shares of common stock have been authorized under the Incentive Plan, of which 471,190 remain available for issuance at December 31, 2006.

In January 1999, we approved the Stock Option Plan (the “Option Plan”) to provide for the grant of options to purchase shares of our common stock to our non-officer employees in lieu of year-end cash bonuses. The Option Plan is intended to increase shareholder value and advance our interests by providing an incentive to employees and by increasing employee awareness of us in the marketplace. Under the Option Plan, we may grant options to any of our employees with the exception of our officers. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half shall be exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the common stock on the effective date of the grant. A total of 100,000 shares of common stock are authorized, of which 56,591 remain available for issuance at December 31, 2006.

A summary of our employee stock options as of December 31, 2004, 2005 and 2006, and changes during the years then ended, are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	INCENTIVE PLAN OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (Years)	AGGREGATE INTRINSIC VALUE (In Thousands)
Balance at December 31, 2003	$2.74	1,169,140	5.9	$4,338

Exercisable	$3.10	598,729	7.7	$2,022

Granted	4.00	177,500
Exercised	2.04	(152,312)
Forfeited	6.28	(125,036)

Balance at December 31, 2004	2.63	1,069,292	6.2	$—

Exercisable	2.51	741,135	7.2	$—

Granted	2.16	477,900
Exercised	1.92	(283,556)
Forfeited	2.37	(325,809)

Balance at December 31, 2005	2.69	937,827	7.6	$928

Exercisable	2.77	592,011	6.6	$539

Granted	5.38	344,250
Exercised	3.00	(399,029)
Forfeited	4.14	(26,681)

Balance at December 31, 2006	$3.59	856,367	8.1	$5,309

Exercisable	$2.85	474,210	6.1	$3,291

The following table summarizes information about employee stock options outstanding at December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICES	NUMBER OUTSTANDING	WGTD. AVG. REMAINING CONTR. LIFE	WGTD. AVG. EXERCISE PRICE	NUMBER EXERCISABLE	WGTD. AVG. EXERCISE PRICE
$1.30 – $ 5.21	833,367	8.1	$3.41	474,210	$2.85
$5.22 – $10.42	23,000	9.5	$10.13	—	$—

	856,367	8.1	$3.59	474,210	$2.85

A summary of our warrants as of December 31, 2004, 2005 and 2006, and changes during the years then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2003	$2.16	1,773,709

Exercisable	$2.16	1,773,709

Granted	7.75	1,341,500
Exercised	2.16	(1,687,594)
Forfeited	2.25	(54,166)

Balance at December 31, 2004	7.62	1,373,449

Exercisable	7.65	1,273,449

Granted	2.17	6,550,000
Exercised	—	—
Forfeited	7.15	(700,000)

Balance at December 31, 2005	2.73	7,223,449

Exercisable	2.73	7,223,449

Granted	—	—
Exercised	2.57	362,799
Forfeited	—	—

Balance at December 31, 2006	$2.73	6,860,650

Exercisable	$2.73	6,860,650

10.  INCOME TAXES

The components of deferred tax assets and liabilities as of December 31, are as follows:

	DECEMBER 31,
	2005	2006
Deferred Tax Assets:
Allowance for doubtful accounts	$188	$341
Net operating loss carryforward	17,042	10,723
Alternative minimum tax credit	—	342
Accrued expenses and other	—	436

Total deferred tax assets	17,230	11,842

Deferred Tax Liabilities:
Property and equipment	1,564	12,024
Intangibles	1,082	1,656

Total deferred tax liabilities	2,646	$13,680

	14,584
Less: Valuation allowance	(12,584)

Net deferred tax asset	$2,000

The income tax benefit (expense) for the years ended December 31, consisted of the following:

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
	(In thousands)
Current benefit (expense)	$—	$—	$(342)
Deferred benefit (expense)	4,450	(238)	(5,437)
Less: change in valuation allowance	(4,450)	238	12,584

Total tax benefit	$—	$—	$6,805

Federal	$—	$—	$6,010
State	—	—	795

Total tax benefit	$—	$—	$6,805

Continuing operations	$—	$508	$—
Discontinued operations	—	(508)	—

Total tax benefit	$—	$—	$—

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, is shown below:

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
Statutory federal rate	34%	34%	34%
Non-deductible expense	—	—	3
State taxes	3	3	3
Valuation allowance	(37)	(37)	(85)

Total	0%	0%	(45)%

As of December 31, 2006, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $26.4 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to 2006, we had valuation allowances in place against the deferred tax asset arising from the NOLs. In 2006, we reversed the allowances in expectation of generating taxable income in the future.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the stock over the exercise price of the options. This deduction is recorded as a tax asset when it is a cash tax savings to us with a corresponding amount recorded as additional paid in capital. For each of the years ended December 31, 2004, 2005 and 2006, we had net operating losses available for carryforward. Consequently, we were not in a position requiring us to make cash payments for income taxes. The income tax benefit of the option exercises was $0.3 million, $0.2 million and $1.1 million for 2004, 2005 and 2006, respectively. These amounts are not recorded until we have cash taxes to pay and they are available for carryforward to future periods. At the time that we are required to pay cash taxes, the amount of the tax benefit will be recorded as a reduction of current taxes paid and an increase in additional paid in capital. The total aggregate value of deferred tax benefit not recorded as a deferred tax asset at December 31, 2006 is approximately $1.6 million.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. At December 31, 2006, we conducted our operations principally in four segments—Seismic Drilling, Environmental Services, Equipment Leasing, and Other Services all of which operate exclusively in North America. The Aviation Transportation Services segment was sold during 2005 (See Note 13) and its operations are presented as discontinued operations. The Seismic Drilling division is comprised of three segments—Drilling, Survey and Permitting. The Equipment Leasing segment and the Environmental Services segment operate as stand alone segments, as did the Aviation Transportation segment. Other Services are accounted for in the Equipment Leasing segment. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, are located in North America.

The segment classified as Corporate includes all other operating activities to support the executive office, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Aviation revenue was derived through transport of geophones and recorders used to collect the seismic data between receiving points, transport heli-portable drilling units into remote or otherwise inaccessible terrain, transport people and equipment to offshore oil and gas platforms and rigs. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Environmental services revenue is earned from tank, vessel and rig pit cleaning. Equipment leasing revenue is derived from the rental of various pieces of oilfield equipment to offshore and land-based oil production rigs. Other services revenue is comprised of metal stress relieving and wellhead installation services. The following table shows segment information (net of intercompany transactions) as adjusted for discontinued operations for the years ended December 31, 2004, 2005 and 2006:

	DRILLING	AVIATION	ENVIRONMENTAL	CORPORATE	EQUIPMENT LEASING	OTHER SERVICES	TOTAL
	(In thousands, except per share data)
2006
Operating revenues	$50,587	$—	$27,003	$—	$16,180	$5,228	$98,998
Operating income (loss)	10,636	—	6,720	(5,284)	5,646	2,010	19,728
Interest expense	—	—	31	4,622	313	—	4,966
Depreciation and amortization	2,656	—	1,167	23	1,763	51	5,660
Identifiable assets	14,496	67	17,410	37,091	49,785	1,691	120,540
Capital expenditures(1)	282	—	2,462	1,085	852	587	5,268

2005
Operating revenues	$25,909	$—	$17,441	$—	$—	$—	$43,350
Operating income (loss)	3,781	—	2,179	(3,249)	—	—	2,711
Interest expense	—	—	—	2,836	—	—	2,836
Depreciation and amortization	3,295	—	1,332	—	—	—	4,627
Loss from discontinued operations	—	(3,978)	—	—	—	—	(3,978)
Loss on disposal of discontinued segment	—	(2,271)	—	—	—	—	(2,271)
Identifiable assets	16,671	295	13,540	13,252	—	—	43,758
Capital expenditures	106	140	539	—	—	—	785

2004
Operating revenues	$30,398	$—	$8,666	$—	$—	$—	$39,064
Operating income (loss)	2,430	—	597	(6,219)	—	—	(3,192)
Interest expense	—	—	—	3,288	—	—	3,288
Depreciation and amortization	3,332	—	950	—	—	—	4,282
Loss from discontinued operations	—	(6,756)	—	—	—	—	(6,756)
Identifiable assets	21,502	22,077	13,264	9,070	—	—	65,913
Capital expenditures(1)	162	6,612	21	103	—	—	6,898

(1)	Net of assets obtained in acquisitions (See Note 12).

12.	ACQUISITIONS

TRUSSCO, INC.

On June 30, 2004, we purchased all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. for an aggregate acquisition price of $11.9 million, including $7.3 million in cash, $3.0 million in 5% convertible promissory notes payable to certain stockholders maturing in June 2007, and the assumption of approximately $1.6 million in debt and other liabilities. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share. Trussco is a leading provider of dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition increased our revenue and customer base and offered cross-selling opportunities with our aviation transportation division. Correspondingly, $3.9 million was allocated to intangible assets attributable to customer lists and other industry-specific intangible assets. The results of Trussco operations are included in our consolidated financial statements since the date of the acquisition.

In connection with the acquisition of Trussco, we issued to certain former stockholders of Trussco a promissory note that earned interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agreed to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3.0 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA for the 36 month period ending December 31, 2006 less the sum of $9.0 million plus $1.5 million of Trussco long-term and former stockholder debt existing as of June 30, 2004 that we assumed.

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

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment and intangible assets are being amortized over periods ranging from zero to twenty years with no residual value.

(In thousands)
Current assets, including cash of $427	$3,618
Property and equipment	3,695
Other assets	19
Intangible assets	6,187
Current Liabilities	(1,460)
Deferred income tax credit	(1,543)
Assumption of Debt	(177)
Stockholder Notes	(3,000)

Cash purchase price	$7,339

In July 2004, we incurred fees for merchant banking services provided during the Trussco acquisition. The fees were earned upon signing of final documents and the receipt of title to assets. The total fee included $0.5 million cash, increasing the cash purchase price to $7.8 million, 69,930 shares of restricted stock and 5-year common stock warrants to purchase 100,000 shares of common stock at an exercise price of $7.15. The restricted stock was valued at the common stock price on July 1, 2004 of $4.89 per share, or $0.3 million. The warrants were not exercisable for a period of one-year after the issue date of such warrants. In accordance with APB Opinion No. 14, the warrants were valued at a fair market value of $0.2 million using the Black Scholes option pricing model. The total value of fees of $1.0 million were capitalized as part of the allocation of the purchase price and assigned to intangibles other than goodwill associated with the Trussco acquisition and are being amortized over 5 years.

PREHEAT, INC.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, $3.0 million (900,000 shares) of our common stock and $4.0 million in 5% promissory notes payable to certain stockholders, and the assumption of approximately $1.5 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008, $0.5 million maturing in February 2009, and $0.8 million maturing in February 2009. The acquisition was accounted for using purchase accounting. Preheat is a leading provider of oilfield rental equipment services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition has increased our revenue and customer base and offers cross-selling opportunities to customers of our existing environmental division. The results of Preheat’s operations are included in our consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value (in thousands):

Current assets (includes cash of $1,822)	$8,773
Property and equipment	15,599
Other assets	6,847
Current liabilities	(2,008)
Deferred income tax liability	(4,654)
Assumption of debt	(1,515)

Purchase price	$23,042

RIG TOOLS, INC.

Effective November 10, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% promissory notes payable to certain stockholders (“Rig Tools Notes”), and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007, $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized to interest expense over the life of the notes. The acquisition was accounted for using purchase accounting. Rig Tools is a leading rental equipment supplier to land-based drilling contractors operating primarily in Louisiana and Texas. The acquisition has increased our revenue and customer base and offers cross-selling and geographic consolidation opportunities with our existing rental equipment and environmental divisions. The results of Rig Tools’ operations are included in our consolidated financial statements since the date of the acquisition.

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

Current assets (includes cash of $205)	$3,071
Fixed Assets	14,274
Other assets	5,273
Current liabilities	(1,264)
Deferred income tax liability	(4,834)
Assumption of debt	(2,520)

Purchase price	$14,000

The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if Trussco, Preheat and Rig Tools were acquired on January 1, 2004, with the entire results of the Aviation Transportation Segment presented as discontinued operations (See Note 13):

	UNAUDITED RESULTS YEAR ENDED DECEMBER 31,
	2004	2005	2006
	(In thousands, except per share data)
INCOME STATEMENT DATA
Operating revenue	$71,679	$75,053	$113,466
Operating expenses	73,185	67,168	91,121
Net income (loss) from continuing operations available to common stockholders	(10,575)	2,215	21,548
Discontinued operations	(6,756)	(6,249)	—

Net income (loss) available to common stockholders	$(17,331)	$(4,034)	$21,548

Basic income (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$(0.90)	$0.16	$1.33
Income (loss) from discontinued operations	(0.57)	(0.43)	—

Net Income (loss) available to common stockholders	$(1.47)	$(0.27)	$1.33

Diluted income (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$(0.86)	$0.20	$0.92
Income (loss) from discontinued operations	(0.55)	(0.41)	—

Net income (loss) available to common stockholders	$(1.41)	$(0.21)	$0.92

13.	DISCONTINUED OPERATIONS

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

Interest expense was allocated to the discontinued operations (Aviation Transportation Services segment) in accordance with the provisions of the EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” The total amounts of interest expense included in loss from discontinued operations is $1.9 million and $0.9 million for the years ended December 31, 2004 and 2005, respectively.

Accordingly, the table below presents all revenues and expenses of the Aviation Transportation Services segment as loss from discontinued operations:

	YEAR ENDED DECEMBER 31,
	2004	2005
	(In thousands)
Revenue	$15,350	$4,900

Operating expenses:
Direct operating costs	11,418	4,629
Depreciation and amortization	1,127	521
General and administrative expenses	1,943	987

Total operating expenses	14,488	6,137
Asset impairment	4,174	505
Interest expense	1,889	1,029
Loss on debt extinguishment	279	733
Other (income) expense	1,276	(34)

Total expenses	22,106	8,370

Loss from discontinued operations	(6,756)	(3,470)
Income taxes	—	(508)

Net loss from discontinued operations	$(6,756)	$(3,978)

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

The quarterly financial information presented for 2005 below has been adjusted from information previously filed in order to present operations from our Aviation Transportation Services segment as discontinued operations.

	QUARTER ENDED
2006	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
	(In thousands except per share data)
Operating revenues	$18,455	$27,684	$26,639	$26,220
Operating expenses	15,121	21,376	21,492	21,281

Operating income	3,334	6,308	5,147	4,939
Other expense	(1,032)	(1,119)	(1,090)	(1,477)

Income before income taxes	2,302	5,189	4,057	3,462
Income tax benefit	—	1,000	2,500	3,305

Net income	2,302	6,189	6,557	6,767
Dividends and accretion of preferred stock	(116)	(121)	(124)	(127)
Non-cash charge attributable to beneficial conversion feature of preferred stock Dividends and accretion of preferred stock	(96)	(117)	(121)	(124)

Net income available to common stockholders	$2,090	$5,951	$6,312	$6,516

Basic income per common share:
Net income available to common stockholders	$0.13	$0.37	$0.38	$0.40

Diluted income per common share:
Net income available to common stockholders	$0.10	$0.26	$0.26	$0.27

	QUARTER ENDED
2005	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
	(In thousands except per share data)
Operating revenues	$13,115	$9,463	$9,623	$11,149
Operating expenses	11,583	9,197	9,690	10,169

Operating income (loss)	1,532	266	(67)	980
Other expense	(604)	(161)	(303)	(175)

Income (loss) before income taxes	928	105	(370)	805
Income tax benefit	—	—	508	—

Income (loss) before income tax benefit	571	65	(228)	495
Income tax benefit from net operating loss carryforward	357	40	366	310

Income from continuing operations	928	105	138	805
Loss from discontinued operations	(726)	(2,136)	(411)	(705)
Loss on disposal of discontinued operations assets	—	(2,271)	—	—

Income (loss)	202	(4,302)	(273)	100
Dividends and accretion of preferred stock	—	(704)	(80)	(210)

Net income (loss) available to common stockholders	$202	$(5,006)	$(353)	$(110)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.05)	$0.00	$0.04
Loss from discontinued operations	(0.06)	(0.17)	(0.03)	(0.05)
Loss on disposal of discontinued operations assets	—	(0.18)	—	—

Net income (loss) available to common stockholders	$0.02	$(0.40)	$(0.03)	$(0.01)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.05)	$0.00	$0.04
Loss from discontinued operations	(0.06)	(0.17)	(0.02)	(0.04)
Loss on disposal of discontinued operations assets	—	(0.18)	—	—

Net income (loss) available to common stockholders	$0.02	$(0.40)	$(0.02)	$(0.00)

15.	SUBSEQUENT EVENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (“RSA”) with certain executive officers. The new RSAs replace prior restricted stock agreements and reduce our contingent liability to the executive officers from approximately $31.7 million to approximately $10.0 million as of January 5, 2007. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

On February 13, 2007, our motion for partial summary judgment on ACP’s first amended and superceding reconventional and third party demand was granted. ACP had filed the demand seeking damages for our redeeming rather than converting the Series A and B Preferred Stock. The court determined that ACP consequently abandoned its claim by retaining the proceeds.

On March 2, 2007, we completed the acquisition of Charles Holston, Inc., pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc., (collectively “Holston”). Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million of cash and the issuance of $5.0 million of promissory notes accruing interest at 5% per annum with various maturities over a three-year period. In addition, we assumed approximately $2.8 million of certain long-term debt of Holston. As a condition of closing, Holston was required to have on hand a minimum of $7.5 million of excess working capital as defined in the Holston Purchase Agreement.

On March 2, 2007, we completed the acquisition of certain assets of Cypress Energy Consulting, Inc., d/b/a Cypress Energy Services (“Cypress”) pursuant to an Asset Purchase Agreement (“Cypress Purchase Agreement”). Subject to the terms and conditions of the Cypress Purchase Agreement, we purchased certain assets from Cypress for the total consideration of approximately $10.1 million, including $7.1 million of cash and the issuance of a $3.0 million, three-year 5% promissory note.

On March 2, 2007 we completed $64.5 million of new credit facilities (“Senior Credit Facilities”) with LaSalle Business Credit, LLC (“LaSalle”), a wholly-owned subsidiary of LaSalle Bank, N.A. and an affiliate of ABN AMRO. With the proceeds from the Senior Credit Facilities, we (i) repaid approximately $22.0 million outstanding principal balance under our existing Term A and Term B loans; (ii) closed the acquisition of Holston; and (iii) completed the acquisition of certain assets of Cypress. The balance of the proceeds available under the Senior Credit Facilities was used to pay fees and expenses of the aforementioned transactions and provide additional working capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Our system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

In assessing the effectiveness of our internal control over financial reporting as of December 31, 2006, we have excluded Rig Tools, Inc. (“Rig Tools”), which we acquired in November 2006. Rig Tools’ total assets were $18.3 million, or approximately 15.2% of our total assets, as of December 31, 2006, and Rig Tools’ total revenues were $2.5 million, or approximately 2.6% of our total revenues, for the year ended December 31, 2006.

Our management, including our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2006 except as follows:

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006:

In preparation of the Companies provision for income taxes and related deferred taxes a computational error was identified associated with its recent acquisitions and in its provision for various state income taxes. This material weakness resulted in an accounting adjustment that impacted goodwill and deferred income taxes. This accounting adjustment has been recorded in the consolidated financial statements and related disclosures for the year ended December 31, 2006.

Because of the material weaknesses described above, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in the Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PKF Texas, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation.

Management, with the oversight of the Audit Committee, has addressed the material weaknesses described above in our internal control over financial reporting and its impact over disclosure controls and procedures and is committed to effectively remediating these deficiencies as expeditiously as possible. We have enhanced the current deferred tax calculation and have addressed the matter that resulted in the above material weakness.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

OMNI Energy Services Corp.

Carencro, Louisiana

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, that OMNI Energy Services Corp. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and is included in management’s assessment of internal control over financial reporting. Management has identified and included within their assessment the following internal control deficiency that is considered a material weakness in the operating effectiveness of internal control over financial reporting:

•

In preparation of the Companies provision for income taxes and related deferred taxes, a computational error was identified associated with its recent acquisitions and in its provision for various state income taxes.

This material weakness resulted in an accounting adjustment that impacted goodwill and its various income tax accounts. This accounting adjustment has been recorded in the consolidated financial statements and related disclosures for the year ended December 31, 2006.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2006, and this report does not affect our report dated March 16, 2007 on such financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Rig Tools, Inc. (“Rig Tools”), which was acquired in November 2006. Accordingly, we have also excluded Rig Tools, Inc. from our audit of internal controls over financial reporting as of December 31, 2006. Rig Tools’ total assets were $18.3 million, or approximately 15.2% of total assets, as of December 31, 2006, and Rig Tools’ total revenues were $2.5 million, or approximately 2.6% of total revenues, for the year ended December 31, 2006.

In our opinion, management’s assessment that OMNI Energy Services Corp. did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, OMNI Energy Services Corp. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statement referring to the effectiveness of the processes instituted to remediate the material weaknesses.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 16, 2007

ITEM 9B.	OTHER

NONE.

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because we will file a definitive proxy statement involving the election of directors with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Reference is made to the sections of such proxy statement entitled “ Information About the Company’s Directors”, “Board Committees”, “Director Independence”, “Executive Officers and Key Managers”, “Compensation”, “Principal Stockholders”, “Certain Relationships and Related Transactions” and “Principal Accountant Fees and Services”, which sections of such proxy statement are incorporated herein.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to Item 8 hereof.
(2)	Financial Statement Schedules: None.
(3)	Exhibits. See Index to Exhibits. We will furnish to any eligible shareholder, upon written request of such shareholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

OMNI ENERGY SERVICES CORP. (REGISTRANT)

By:	/s/ JAMES C. ECKERT
James C. Eckert President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES C. ECKERT James C. Eckert	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2007

/s/ GREGORY B. MILTON Gregory B. Milton	Chief Accounting Officer (Principal Financial Officer)	March 16, 2007

/s/ EDWARD E. COLSON, III Edward E. Colson III	Director	March 16, 2007

/s/ BARRY E. KAUFMAN Barry E. Kaufman	Director	March 16, 2007

/s/ DENNIS R. SCIOTTO Dennis R. Sciotto	Director	March 16, 2007

/s/ RICHARD C. WHITE Richard C. White	Director	March 16, 2007

OMNI ENERGY SERVICES CORP.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Stock Purchase and Sale Agreement (Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.1 to our Form 8-K, as amended on June 14, 2004, originally filed with the Commission on June 10, 2004 and incorporated by reference herein).

2.2	Stock Purchase and Sale Agreement (Non-Employee-Shareholders) dated May 26, 2004, by and between the Company and Trussco, Inc. and Trussco Properties (filed as Exhibit 2.2 to our Form 8-K, as amended on June 14, 2004, originally filed with the Commission on June 10, 2004 and incorporated by reference herein).

2.3	Stock Purchase and Sale Agreement dated December 29, 2005, by and between OMNI Energy Services Corp. and the stockholders of Preheat, Inc., a Louisiana corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on January 5, 2006).

2.4	Stock Purchase and Sale Agreement, dated November 1, 2006, by and between OMNI Energy Services Corp., Rig Tools, Inc., and James V. King, Sr. and Paulette B. King (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on November 7, 2006).

2.5	Membership Interest Purchase and Sale Agreement dated January 16, 2007 by and between OMNI Energy Services Corp., BMJ Industrial Investments, L.L.C., a Texas limited liability company, Charles Holston, Inc., a Louisiana corporation, and Brian J. Recatto, Lawrence J. Shaw, III, and Matthew E. Miller (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on January 22, 2007).

2.6	Asset Purchase Agreement dated January 24, 2007 by and between OMNI Energy Services Corp. and Cypress Consulting Services, Inc., d/b/a Cypress Energy Services, a Texas corporation and Dennis Gray (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on January 30, 2007).

3.1	Composite Articles of Incorporation of OMNI Energy Services Corp. (as of November 7, 2000) (filed as Exhibit 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein).

3.2	Form of Articles of Amendment—Articles of Incorporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein).

3.3	Form of Articles of Amendment—Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

3.4	Bylaws of OMNI, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.1	See Exhibit 3.1, 3.2, 3.3 and 3.4 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

4.2	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

EXHIBIT NUMBER

4.3	Form of 6.5% Convertible Debenture dated as of February 12, 2004 among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated by reference herein).

4.4	Form of 6.5% Convertible Debenture, dated as of April 15, 2004, among the Company and certain accredited investors (with attached schedule of parties and terms thereto) (filed as Exhibit 4.1 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated by reference herein).

4.5	Form of Warrant to Purchase Common Stock dated as of February 12, 2004 among the Company and certain accredited investors exercisable at $7.15 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.2 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated by reference herein).

4.6	Form of Warrant to Purchase Common Stock dated as of February 12, 2004 among the Company and certain investors exercisable at $8.50 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.3 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated by reference herein).

4.7	Form of Warrant to Purchase Common Stock, dated as of April 5, 2004, among the Company and certain accredited investors exercisable at $9.00 per share (with attached schedule of parties and terms thereto) (filed as Exhibit 4.2 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated by reference herein).

4.8	Omnibus Amendment, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 4.3 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated by reference herein).

4.9	Amendment and Conditional Waiver Agreement, dated as of October 8, 2004, among OMNI Energy Services Corp., Provident Premier Master Fund Ltd., Portside Growth and Opportunity Fund, Manchester Securities Corp., and Gemini Master Fund, Ltd. (filed as Exhibit 4.1 to our Form 8-K, originally filed with the Commission on October 12, 2004 and incorporated herein by reference).

4.10	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.11	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.12	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.13	Registration Rights Agreement, dated May 17, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.3 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.14	Amendment No. 1 to Registration Rights Agreement, dated July 16, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, as amended, (Registration Statement No. 333-129138)).

4.15	Registration Rights Agreement, dated as of November 11, 2005, between OMNI Energy Services Corp. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 4.1 to our Form 8-K, originally filed with Commission on November 15, 2005).

EXHIBIT NUMBER

4.16	Registration Rights Agreement dated as of February 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

4.17	Amendment No. 1 to Registration Rights Agreement, dated as of April 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

4.18	Amended and Restated Registration Rights Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.3 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

*10.1	Form of Indemnity Agreement by and between us and each of our directors and executive officers (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.2	Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.3	Fifth Amended And Restated OMNI Energy Services Corp. Stock Incentive Plan (incorporated by reference to our Proxy Statement for our November 30, 2004 stockholders meeting originally filed with the Commission on November 1, 2004).

*10.4	Form of Stock Option Agreements under our Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

10.5	Securities Purchase Agreement dated as of February 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.1 to our Form 8-K, originally filed with the Commission on February 13, 2004 and incorporated herein by reference).

10.6	Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.1 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

*10.7	Employment Agreement of James C. Eckert dated July 1, 2004 (filed as Exhibit 10.4 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.8	James C. Eckert Stock Based Award Incentive Agreement dated June 30, 2004 (filed as Exhibit 10.5 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.9	James C. Eckert Amended & Restated Incentive Agreement dated August 12, 2004 (filed as Exhibit 10.6 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.10	Employment Agreement of G. Darcy Klug dated July 1, 2004 (filed as Exhibit 10.7 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.11	G. Darcy Klug Stock Based Award Incentive Agreement dated June 30, 2004 (filed as Exhibit 10.8 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.12	G. Darcy Klug Amended & Restated Incentive Agreement dated August 12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

EXHIBIT NUMBER

10.13	Webster Bank—Credit and Security Agreement dated December 23, 2003 (filed Exhibit 10.18 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.14	Webster Bank—First Amendment to Credit and Security Agreement dated June 30, 2004 (filed as Exhibit 10.19 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.15	Webster Bank—Second Amendment to Credit and Security Agreement dated August 27, 2004 (filed as Exhibit 10.20 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.16	Webster Bank—Third Amendment to Credit and Security Agreement dated October 22, 2004 (filed as Exhibit 10.21 to our form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.17	Beal Bank, SSB—Security Agreement dated October 22, 2004 (filed as Exhibit 10.22 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.18	Beal Bank, SSB—Forbearance Agreement dated January 21, 2005 (filed as Exhibit 10.23 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.19	Beal Bank, SSB—First Amendment to Forbearance Agreement dated March 15, 2005 (filed as Exhibit 10.24 to our Form 10-K, originally filed with the Commission on April 18, 2005 and incorporated herein by reference).

10.20	Common Stock Purchase Agreement, dated as of November 11, 2005, between OMNI Energy Services Corp. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on November 15, 2005).

10.21	Employment Agreement between Preheat, Inc. and Robert H. Rhyne, Jr. dated January 1, 2006 (filed as Exhibit 10.4 to our Form 10-Q, originally filed with the Commission on May 15, 2006 and incorporated herein by reference).

10.22	First Amended and Restated Credit Agreement (Junior Credit Facility) dated February 13, 2006, by and between OMNI Energy Services Corp. and ORIX Finance Corp. (filed as Exhibit 10.2 to our Form 10-Q, originally filed with the Commission on May 15, 2006 and incorporated herein by reference).

10.23	First Amended and Restated Credit Agreement (Senior Credit Facility) dated February 13, 2006, by and between OMNI Energy Services Corp. and ORIX Finance Corp. (filed as Exhibit 10.1 to our Form 10-Q, originally filed with the Commission on May 15, 2006 and incorporated herein by reference).

10.24	First Amended and Restated Credit Agreement (Junior Credit Facility) dated February 13, 2006, by and between OMNI Energy Services Corp. and ORIX Finance Corp. (filed as Exhibit 10.2 to our Form 10-Q, originally filed with the Commission on May 15, 2006 and incorporated herein by reference).

10.25	First Amended to the Amended and Restated Credit and Security Agreement dated February 13, 2006, by and between OMNI Energy Services Corp. and Webster Business Credit Corporation (filed as Exhibit 10.3 to our Form 10-Q, originally filed with the Commission on May 15, 2006 and incorporated herein by reference).

EXHIBIT NUMBER

*10.26	Sixth Amended And Restated OMNI Energy Services Corp. Stock Incentive Plan (incorporated by reference to our Proxy Statement for our June 29, 2006 stockholders meeting originally filed with the Commission on May 1, 2006).

*10.27

Employment Agreement effective September 23, 2006, by and between OMNI Energy Services Corp. and Nolan Vice (incorporated by reference to Exhibit 10.2 to our From 8-K, originally filed with the Commission on September 29, 2006).

*10.28

First Amended and Restated Employment Agreement effective November 30, 2004, by and between OMNI Energy Services Corp. and Shawn L. Rice (incorporated by reference to Exhibit 10.3 to our From 8-K, originally filed with the Commission on September 29, 2006).

*10.29	Employment Agreement effective September 23, 2006 by and between OMNI Energy Services Corp. and John Harris (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on September 29, 2006).

*10.30	Restricted Stock and Stock-Based Award Incentive Agreement effective January 5, 2007 by and between OMNI Energy Services Corp. and James C. Eckert (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on January 11, 2007).

*10.31	Restricted Stock and Stock-Based Award Incentive Agreement effective January 5, 2007, by and between OMNI Energy Services Corp. and G. Darcy Klug (incorporated by reference to Exhibit 10.2 to our From 8-K, originally filed with the Commission on January 11, 2007).

10.32	Loan and Security Agreement, dated February 28, 2007, by and among LaSalle Business Credit, LLC, the lenders identified therein, OMNI, the subsidiaries of OMNI identified therein and the other Credit Parties identified therein (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on March 8, 2007)

21.1	Subsidiaries of OMNI Energy Services Corp.

23.1	Consent of Pannell Kerr Forster of Texas, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Accounting Officer

*	Management contract or compensation plan or arrangement