Form 10-K/A
period 2006-12-31
OMNI ENERGY SERVICES CORP
filed 2007-04-30
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 16, 2007, OMNI Energy Services Corp. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2006 (the “Initial Form 10-K”). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2007 Annual Stockholders’ Meeting, which the Company anticipated filing on or before April 30, 2007. Since filing the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Initial Filing. The Initial Filing continues to speak as of the date of the Initial Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Initial Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

The following table sets forth, as of April 27, 2007, certain information about the Company’s directors. All of the directors are elected annually for a one-year term except for Messrs. Sciotto and Colson who terms will expire at the 2008 annual meeting of shareholders. Pursuant to the Securities Purchase Agreement executed in connection with the issuance of the Company’s Series C Preferred Stock in May 2007, the holders of the Series C Preferred Stock have elected Messrs. Sciotto and Colson to serve as directors. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director, and no director is related to any other director or executive officer of the Company.

DIRECTORS	AGE	POSITION	COMMITTEES
James C. Eckert	57	Chairman of the Board, President and Chief Executive Officer

Edward E. Colson, III	57	Director	Audit, Compensation (Chair), Corporate Governance and Nominating

Barry E. Kaufman	68	Director	Audit (Chair), Compensation, Corporate Governance and Nominating (Chair)

Dennis R. Sciotto	54	Director	Compensation, Corporate Governance and Nominating

Richard C. White	52	Director	Audit

James C. Eckert has served as President, Chief Executive Officer and a Director of the Company since March 2001. From 1998 to 2000, Mr. Eckert served as Vice-President for Business Development of Veritas DGC Land, Inc. From 1992 to 1998, Mr. Eckert supervised the highland and transition seismic acquisitions of Veritas DGC Land, Inc. Mr. Eckert served as President of GFS Company, a company that he co-founded in 1985, until its acquisition in 1992 by Digiton, Inc., a predecessor by merger to Veritas, Inc. Mr. Eckert graduated from the University of Southern Mississippi in 1971.

Edward E. Colson, III is a founder and co-owner of FF Properties, a real estate holding company created in 1988 that specializes in the acquisitions of commercial properties suitable for drive-through restaurants. To date, FF Properties has over 100 commercial locations throughout the Western United States. Mr. Colson received a Bachelor of Science degree in Business Management from Long Beach State University, 1972. He is a past Director and founder of Pacific Mortgage Exchange, Inc. and is a past Director of Vista Sol High School in Torremolinos, Spain. Mr. Colson was elected to the Board by the holders of the Series C Preferred Stock in June 2005.

Barry E. Kaufman is a certified public accountant and is a Member of Silver Fox Advisors, Houston, Texas. Prior to joining Silver Fox Advisors, Mr. Kaufman was a partner in the Houston office of Grant Thornton LLP and prior to joining Grant Thornton, he was a partner and associate regional director with Deloitte & Touche (formerly Touche, Ross and Company). Mr. Kaufman graduated from the University of Texas at Austin in 1960 with a Bachelors of Business Administration degree with concentration in accounting. Mr. Kaufman has practiced public accounting for more than 40 years and was appointed to the Board of Directors in October 2005.

Dennis R. Sciotto is a founder and co-owner of FF Properties, a real estate holding company created in 1988 which specializes in the acquisitions of commercial properties suitable for drive-through restaurants. To date, FF Properties has over 100 commercial locations throughout the Western United States. Prior to 1988, Mr. Sciotto was a restaurateur, catering to the military installations in San Diego. Mr. Sciotto attended San Diego State University. Mr. Sciotto was elected to the Board by the holders of the Series C Preferred Stock in June 2005.

Richard C. White is the former President and Chief Executive Officer of NuTec Energy Services Inc. He held that position from October of 2001, until his retirement from NuTec in September 2002. He was Chief Executive Officer of Veritas DGC Land, Inc. from January 2000 through June 2000. From 1995 until his retirement from Veritas DGC in October 1999, Mr. White served as Vice President of Western Geophysical Company, as well as Senior Vice President of Western Atlas Inc. He also served as Vice President of Baker Hughes Incorporated from August 1998 until October 1999. Prior to 1995, he held various other executive positions with Western Geophysical Company, including Chief Operating Officer. Mr. White graduated from Bloomsberg University in 1978 and has been a director of the Company since March 2001.

AUDIT COMMITTEE

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee reviews the Company’s financial statements and annual audit and meets with the Company’s independent public accountants to review the Company’s internal controls and financial management practices. The current members of the Audit Committee are Messrs. Colson, Kaufman (Chair) and White. After reviewing the qualifications of the current members of the Audit Committee, and any relationships that they may have with the Company that might affect their independence, the Board has determined that (i) all current members of the Audit Committee are “independent” as independence is defined by Rule 10A-3 under the Exchange Act and by Rule 4200(a)(15) of the NASDAQ Marketplace Rules for issuers whose securities are listed on the NASDAQ Stock Market, (ii) all current committee members are financially literate, and (iii) Mr. Kaufman qualifies as an audit committee expert under the applicable rules promulgated to the Exchange Act.

The responsibilities of our audit committee include:

•	engaging an independent audit firm to audit our financial statements and to perform services related to the audit;

•	reviewing the scope and results of the audit with our independent auditors;

•	considering the adequacy of our internal accounting control procedures;

•	considering auditors’ independence; and

•	approving all audit and non-audit services with our independent auditors.

The board of directors has adopted a written charter for the audit committee which is available on the Company’s corporate website http://www.omnienergy.com and to any shareholder upon request.

EXECUTIVE OFFICERS AND KEY MANAGERS

Executive officers of the Company generally serve at the pleasure of the Board and are subject to annual appointment by the Board at its first meeting following the annual meeting of the shareholders. There are no arrangements or understandings between the Company and any executive officers pursuant to which such person has been selected as an officer, and no officer is related to any other officer or director of the Company. Information regarding Mr. Eckert is contained above under “Directors.” The name, age and offices of the Company’s other executive officers and key managers as of April 27, 2007 are as follows:

NAME	AGE	POSITION

G. Darcy Klug	55	Executive Vice President

John A. Harris	48	Vice President of Seismic Drilling Operations

James V. King, Sr.	68	Vice President of Rig Tools Operations

Gregory B. Milton	45	Chief Accounting Officer

Brian J. Recatto	42	Vice President of Charles Holston Operations

Shawn L. Rice (1)	44	Vice President of QHSE and Human Resources

Robert H. Rhyne, Jr.	52	Vice President of Sales and Marketing

Nolan C. Vice, Jr.	48	Vice President of Trussco Operations

(1)	On April 25, 2007, Mr. Rice gave notice of his resignation from the Company effective May 25, 2007.

G. Darcy Klug was promoted to the position of Executive Vice President in March 2004. He joined the Company as its Chief Financial Officer in May 2001, after being involved in private investments since 1987. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various financial positions with Galveston-Houston Company, a manufacturer of oil and gas equipment listed for trading on the New York Stock Exchange. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now PricewaterhouseCoopers LLP). Mr. Klug holds a Bachelor’s of Science degree in accounting from Louisiana State University. He was admitted to the American Institute of Certified Public Accountants and the Louisiana State Board of Certified Public Accountants in 1974.

John A. Harris joined the Company as Vice President of Seismic Drilling operations through its January 2002 acquisition of AirJac Drilling, a division of Veritas Land DGC. Prior to joining the Company, Mr. Harris held a similar position with AirJac. Mr. Harris has more than 28 years of experience in both transition zone and highland seismic drilling operations.

James V. King, Sr. joined the Company in November 2006 with the acquisition of Rig Tools. He was the President and CEO of Rig Tools from 1994 where he supervised the day-to-day management of the operations, including the marketing and fixed asset acquisition. Mr. King has over thirty years of sales and management experience in various oilfield related businesses.

Gregory B. Milton was appointed Chief Accounting Officer in January 2006. He joined the Company in November 2005 as its Director of Financial Reporting. From May 1983 through January 2005, Mr. Milton was employed by Broussard, Poche’, Lewis and Breaux, LLP, a large public accounting firm located in Louisiana. He became a partner in the firm’s auditing department in 1993. Mr. Milton is a certified public accountant with extensive experience in financial statement preparation and reporting, taxation, and computer software applications. He graduated from the University of Southwestern Louisiana (now University of Louisiana at Lafayette) with a Bachelor of Science degree in accounting and is a member of the Louisiana State Board of Certified Public Accountants, the American Institute of Certified Public Accountants and the Society of Louisiana Certified Public Accountants.

Brian J. Recatto joined the Company in March 2007 in connection with the acquisition of Charles Holston, Inc. where he was the President and one of the owner/principals since 2004. His responsibilities at CHI included overall management of the day-to-day operations. Prior to arriving at CHI, he held various positions with Philip Services Corporation in Houston, Texas from 1997 until 2004 ranging from General Manager of the Gulf Coast Waste Operations to President of the Industrial Services Division. He has

nearly twenty years of experience in the environmental consulting and services sector. He received a Bachelor of Science in Finance from Louisiana State University in 1987.

Shawn L. Rice joined the Company as Vice President – QHSE (Quality, Health, Safety and Environmental) in November 2004, after more than twenty years of international and domestic management experience with WesternGeco, a joint venture of Schlumberger and Baker Hughes. Since December 2000, Mr. Rice held the position of Vice President, QHSE for WesternGeco’s worldwide operations. In this capacity, he developed and managed all aspects of WesternGeco’s QHSE structure, systems and programs for more than 16,000 employees. Prior to December 2000, Mr. Rice held various management positions with Western Geophysical, including Business Services Manager responsible for Human Resources, QHSE and training for more than 8,000 employees. He holds an engineering degree from Colorado School of Mines. He served as Vice President of Trussco Operations until March 2007, when he was named Vice President of QHSE and Human Resources.

Robert H. Rhyne, Jr. co-founded Preheat, Inc. in 1987 and was President and Chief Executive Officer of Preheat until February 2006 when he joined the Company through the February 2006 acquisition of Preheat. He has extensive experience in the oilfield services segment. Mr. Rhyne has over 25 years of experience in the sector with an emphasis in the sales and management areas. His international experience includes activities in Hong Kong and Indonesia. Mr. Rhyne has a degree in business from Nicholls State University.

Nolan C. Vice, Jr. joined the Company in 2003 from his position as Operations Manager at Veritas DGC Land, Inc. Mr. Vice has more than 20 years of experience in various international and domestic management positions. During Mr. Vice’s tenure with the Company he has served as International Operations Manager, General Manager of Trussco, Inc. and General Manager of Business Development. His areas of expertise include business development, geophysical operations, and oilfield equipment. Mr. Vice’s international experience includes senior management responsibility in Latin America, Canada, Asia, Africa, Europe and the Middle East. Mr. Vice was Vice President of Preheat Operations until March 2007, when he was named Vice President of Trussco Operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. With respect to the year ended December 31, 2006, the Company believes that all filing requirements applicable to the Company’s directors, executive officers, and 10% shareholders have been met, except for (i) a late Form 4 filing for Mr. Klug in August 2006 relating to the exercise of options and sale of underlying shares, (ii) a late Form 4 filing for Mr. Milton in April 2006 relating to the grant of options, and (iii) late Form 4 filings for Messrs. Colson, Eckert, Klug and Sciotto in January 2007 for the issuance of preferred stock dividends paid in kind which were issued in October 2006.

CODE OF ETHICS

The Board has adopted a Code of Ethics that governs the Company’s Chief Executive Officer, Chief Financial Officer, other executive officers, employees, agents, consultants and Directors. The Company’s Code of Ethics is available on the Company’s corporate website at http://www.omnienergy.com on the “Home” page under “Code of Ethics”. The Company intends to disclose on its website any waivers or amendments to its Code of Ethics within five business days of such action.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Our executive compensation policies are designed to reward the achievement of specific annual, long-term and strategic goals by the Company and to align executive’s interest with those of our shareholders by rewarding performance for achieving or exceeding established goals, with the ultimate objective of improving shareholder value. The Company seeks to provide aggregate compensation opportunities for our executives that are competitive in the business marketplace and that are based upon Company and individual performance. Our foremost objectives are to:

•	align executive pay and benefits with the performance of the Company; and

•	attract, motivate, reward and retain the broad-based management talent required to achieve our corporate objectives.

The Board of Directors approves the appointment of members to the Compensation Committee (the “Committee”). During 2006, the Committee consisted of Messrs. Colson (Chair), Sciotto and Kaufman. After reviewing the qualifications of the current members of the Committee, and any relationships that they may have with the Company, the Board has determined that all of the members of the Committee are “independent” members of the Committee as independence is defined by Rule 10A-3 under the Exchange Act and Rule 4200(a)(15) of the NASDAQ Stock Market. Mr. Sciotto previously did not qualify as an “independent” director due to NASDAQ’s determination that he was not independent because he beneficially owned more than 50% of the Company’s common stock. Although Mr. Sciotto was not an independent director, he was appointed by the Board to the Compensation Committee invoking NASDAQ Rule 4350(c)(3)(C). This NASDAQ Rule allows the Board to appoint a director, who is not independent under the NASDAQ Rules, to the Committee if the Board of Directors determines that there are exceptional and limited circumstances whereby this individual’s membership on the committee is required by the best interests of the Company and its shareholders and the Board discloses the nature of the relationship and the reasons for that determination.

Mr. Sciotto beneficially owned more than 50% of the Company’s common stock on the date he was appointed to the Committee in 2005. The Board determined that Mr. Sciotto had extensive experience both in the private and public sectors in the role of founder and co-owner of FF Properties, or a comparable role, and, therefore, had the expertise to handle complex business issues including compensation matters. Given that fact, the Board believed that exceptional circumstances existed under which Mr. Sciotto would be elected as a member of the Committee. Mr. Sciotto currently beneficially owns 32.9% of the Company’s common stock. The Company believes that Mr. Sciotto currently satisfies NASDAQ’s rules for independence to serve on the Committee because he beneficially owns less than 50% of the Company’s common stock.

The Committee recommends to the Board the compensation for the Company’s executive officers and other key employees, administers the Sixth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (the “Incentive Plan”) and performs such other functions as may be prescribed by the Board. The Committee meets as often as it deems necessary to review and consider all elements of the Company’s executive officers’ compensation including base salary, incentive pay, long-term equity incentives, benefits and payout obligations under severance and change in control scenarios.

Benchmarking Tools

In early 2006, the Committee engaged the Hay Group, an independent compensation consultant, to assist the Committee in the evaluation of executive compensation. In reviewing the appropriate range of overall compensation and the appropriate ranges of the components of compensation, the Committee used benchmarking tools and surveys presented by the Hay Group. The benchmarking tools and surveys presented by the Hay Group related to base compensation, short-term cash incentives and long-term non-cash incentives for executive officers. Surveys and proxies of a peer group of twelve companies comparable in size and nature of the business of the Company as identified by the Hay Group were used for comparison purposes (the “Comparison Group”).

Compensation Elements

In the aggregate, the Company’s compensation program is designed to not only attract and retain desired employees in a highly competitive market, but also to reward quality individual contribution and overall Company performance. The Company’s philosophy is to match executive compensation with the performance of the Company and the individual by using several compensation components for the Company’s executives. The components of the Company’s compensation program for its executives consist of:

•	base salary;

•	annual performance-based incentives paid in cash;

•	long-term performance-based incentives paid in stock options and restricted stock; and

•	benefits.

The Committee believes that the various elements of the Company’s compensation program serve to support the overall objectives of the compensation program, and the Company considers several factors in making decisions to materially increase or decrease compensation either at the individual level or at the organizational level. At the individual level, those items considered include such things as employee performance, changes in scope of responsibility, contribution to the Company, changes in external market conditions and internal salary consistency. At the corporate level, the primary drivers of change in the compensation program include external market factors and overall Company performance.

The Company considers the overall business environment, Company circumstances, overall goals sought to be accomplished by the compensation adjustment, and the perceived desires of the executives and employees in allocating compensation adjustments between cash and non-cash compensation. Base salary adjustments are generally utilized to motivate employees in the immediate future and in the short term. Annual performance-based incentives paid in cash are utilized to award executives and employees for their contribution to the Company in recent periods while long-term performance-based equity incentives are utilized to cultivate loyalty and provide a sense of ownership among the executives and employees.

Compensation of many of the executives and key managers are set out in employment agreements. Determination of the amount of additional compensation in the form of performance-based incentives paid in cash are generally set out in the employment agreements and are based upon the accomplishment of certain pre-determined goals established in advance (i.e. levels of combined revenue, net income at the business unit level, personnel evaluations and statistics related to safety record). A portion of the performance-based incentives (generally 60% of the total incentive) is left to the discretion of the Committee.

Direct Compensation

Base Salary

In order to attract, motivate and retain the caliber of highly skilled, qualified employees that the Company believes is necessary for continued growth, the Company targets base salaries of the Named Executives (as defined in the “Summary Compensation Table” below) to be near the market median of the Comparison Group. Based on the information presented by the Hay Group in a June 2006 report, the Committee adjusted annual base salaries where necessary so that the salary levels of all of the Named Executives are generally near the market median levels of salaries of the Comparison Group. The Company pays base salaries to its Named Executives under employment agreements, except for Mr. Milton who does not have an employment agreement. The employment agreements provide that the base salaries of the Named Executives cannot be decreased, but the Committee has sole discretion to determine any base salary increases.

In the fourth quarter, the Committee, in collaboration with the Chief Executive Officer (with respect to all other executive officers), reviews and sets the compensation for the following year, including any increases under the employment agreements. Company management makes no recommendations as to the Chief Executive Officer’s compensation. For executive officers other than the Chief Executive Officer and the Executive Vice President, the Committee receives additional recommendations from the Company’s Chief Executive Officer and Executive Vice President.

Set forth below is a table showing the base salaries of the Named Executives at December 31, 2006:

NAME	2006 BASE SALARY
James C. Eckert	$250,000
John A. Harris	$185,000	(1)
G. Darcy Klug	$240,000
Gregory B. Milton	$105,000
Shawn L. Rice	$185,000
Nolan C. Vice, Jr.	$185,000	(1)

(1)	The effective date of this rate of compensation was September 23, 2006, the date of their employment agreement.

Employment Agreements. The Company entered into employment agreements with each of Messrs. Eckert and Klug on July 1, 2004 and April 1, 2004, respectively, that are in effect until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment agreements. Annual base salaries for Messrs. Eckert and Klug currently are $250,000 and $240,000, respectively. Under the terms of their employment agreements, their respective base salaries are reviewed at least annually in the first quarter of each fiscal year. Each of Messrs. Eckert and Klug are eligible to receive an annual bonus. The bonus is determined and if appropriate, awarded by the Board during each calendar year, but is paid following the closing of the Company’s books and records for each such calendar year, but not later than April 1 of the following calendar year. The annual bonus is calculated by the Company’s auditors based upon the bonus plan submitted by the Board.

The Company entered into employment agreements effective September 23, 2006 with each of Messrs. Harris and Vice that are in effect until December 31, 2008 The agreements will be automatically extended for additional, successive one year periods commencing on January 1, 2009, unless either party gives notice of non-renewal as provided under the terms of the employment agreements. Annual base salaries under the agreements for each of Messrs. Harris and Vice are $185,000. Additionally, pursuant to their employment agreements, they are eligible to receive an annual bonus if certain business targets which are adjusted annually, as described in the employment agreements, are met. A portion of the bonus (60%) is at the discretion of the Compensation committee and the remaining portion (40%) is calculated based upon certain targets being achieved, including combined revenue, combined net income at the business unit level, personnel evaluations for each business unit and combined safety statistics. The bonus is not to exceed 75% of the respective annual base salaries. The bonus is determined and if appropriate, awarded by the Board during each calendar year, but is paid following the closing of the Company’s books and records for each such calendar year, but not later than April 1 of the following calendar year.

The Company entered into an amended employment agreement effective November 30, 2004 with Mr. Rice. The employment agreement expired on December 31, 2006 but was automatically extended for an additional one year period commencing January 1, 2007. Annual base salary under the agreement for Mr. Rice is $185,000. Additionally, he will be eligible to receive an annual bonus if certain business targets are met. A portion of the bonus (60%) is at the discretion of the Committee and the remaining portion (40%) is calculated based upon certain targets being achieved, including combined revenue, combined net income at the business unit level, personnel evaluations for each business unit and combined safety statistics. The bonus is not to exceed 75% of the annual base salary. The bonus is determined and if appropriate, awarded by the Board during each calendar year, but is paid following the closing of the Company’s books and records for each such calendar year, but not later than April 1 of the following calendar year. On April 25, 2007, Mr. Rice gave the Company notice of his resignation from the Company effective May 25, 2007. Consequently, Mr. Rice’s employment agreement will terminate on May 25, 2007.

Annual Performance-Based Incentives Paid in Cash

In order to encourage and reward quality performance, the Company has developed an annual performance-based incentive program, which is paid in the form of a cash bonus. The Company believes that the program helps to focus its executive officers on financial and operational objectives that the Committee believes are primary drivers of the Company’s stock price over time. The annual performance-based incentives paid in cash to certain of the Named Executives are provided for in their employment agreements (see “Employment Agreements” above). In making the bonus determination, the Committee evaluates (i) benchmark data from the Comparison Groups as included in the June 2006 report from the Hay Group; (ii) the Company’s strategic initiatives; (iii) the ability of the positions to contribute to the profitability of the Company; (iv) the safety statistics of the applicable departments; and (v) annual evaluations. Additionally, in 2006, the Committee used the following performance measures for all of the Named Executives:

•	Earnings per share;

•	Operating free cash flow; and

•	Comparable revenues.

Set forth below is a table showing the bonuses paid to the Named Executives for 2006.

NAME	2006 BONUS
James C. Eckert	$58,910
John A. Harris	$17,500
G. Darcy Klug	$48,601
Gregory B. Milton	$2,500
Shawn L. Rice	$17,500
Nolan C. Vice, Jr.	$67,500

Long-Term Incentive Compensation

In order to retain key officers and to create a linkage between those key officers, Company performance and shareholders’ interest, the Company has developed a long-term incentive program that awards either stock options or restricted stock. In determining the level of long-term incentive compensation, appropriate focus is given to the following factors:

•	appreciation of the Company’s stock price;

•	management of ongoing operations and implementation of strategic plan; and

•	the Company’s relationship to the Comparison Group.

The Company believes that the grant of significant annual equity awards further links the interests of senior management and the Company’s shareholders. Therefore, the Company believes that the grant of stock options and the award of restricted stock are important components of annual compensation. The Company’s executive officers, including each of the Named Executives, are eligible to receive awards under the Incentive Plan. In July of each year, the Committee sets the components of the long-term incentive compensation for that year. The Committee considers several factors in determining whether awards are granted to an executive officer under the Plan. In addition to the factors referenced above regarding an executive officer’s overall compensation, factors include the executive’s position in the Company, his or her performance and responsibilities, the amount of options or other awards, if any, currently held by the officer, and their vesting schedule.

Stock options are granted at exercise prices equal to 100% of the fair market value of the Company’s common stock on the grant date. Stock options vest quarterly over a three year period at a rate of one-twelfth per quarter and expire ten years from the date of grant.

Indirect Compensation

Various employee benefits assist the Company in attracting and retaining employees in a competitive labor market. From time to time the Committee reviews the benefit plans. The Committee may recommend that the Company implement changes to existing plans or adopt new benefits. The Committee strives to meet the market median with respect to Company benefits.

Health and Welfare Benefits.

The Company offers a standard range of health and welfare benefits to all employees, including the Named Executives. The benefits include: medical, prescription drug, vision and dental coverage, life insurance, and accidental death and dismemberment. Executive officers participate in these employee benefit plans generally available to all employees on the same terms as similarly situation employees.

Perquisites and other Personal Benefits.

In order to attract and retain key officers, the Company approves certain perquisites to those officers whose job duties or positions justify a business need for such items. Perquisites for certain officers include Company-owned vehicles and/or a fixed monthly mileage allowance and certain living expenses. See “Summary Compensation Table” for values associated with these perquisites and other personal benefits for the Named Executives.

Auto allowances. Fixed monthly mileage allowance is awarded to those individuals whose job duties routinely require them to be out of the office either calling on customers or visiting various sites within the organization. Company-owned vehicles are offered to members of the executive team and to regional or divisional managers. These officers may elect to receive a fixed monthly mileage allowance in lieu of using a Company-owned vehicle. The fixed monthly mileage allowance can be as little as $300 per month up to a maximum of $900 per month, depending on the position and anticipated business usage.

Living expenses. In order to facilitate effective management, the Company provides meals and housing during the week for two members of its executive team who live in Mississippi but spend the workweek in Louisiana. The cost of providing the meals and housing is determined using rental estimates for the housing component and per diem rates as determined by the Internal Revenue Service for the meal component.

Retirement Plans

The Company believes that financial security during retirement can be as important as financial security before retirement. Consistent with the Company’s desire to provide financial security in retirement, the Company also offers a 401(k) plan to its employees, including its executive officers. Beginning in October 2006, the Company provides a 25% match of a portion of the contributions made by employees on a voluntary basis.

The amounts contributed by the Company to 401(k) plan matching accounts of the Named Executives for additional contributions for fiscal year 2006 were $1,601. The amount of contribution made by the Company on behalf of the Named Executives as the employer matching contribution on the 401(k) portion of the Company’s 401(k) averages less than 1% of base salaries.

Change in Control/Severance Agreements

Employment Agreements. The Company has entered into employment agreements with each of the Named Executives (except for Mr. Milton). Under the terms of the employment agreements with Messrs. Eckert and Klug, if the Company terminates either of Mr. Eckert’s or Mr. Klug’s employment without cause (except as provided in the Incentive Plan), then the Company shall, and only if and as long as Mr. Eckert or Mr. Klug (as applicable, “employee”) is not in breach of his obligations under the employment agreement, promptly pay or otherwise provide to employee, in addition to those amounts set forth in the Incentive Plan: (i) an amount equal to employee’s monthly annual base salary then in effect, payable semi-monthly and in accordance with the Company’s normal payroll practices, for a period equal to the lesser of 30 months or the number of months remaining in the Initial Period or the Additional Period (both defined in the employment agreement); (ii) an annual bonus calculated on a daily pro-rata basis to the bonus which would otherwise be payable under the Incentive Plan; and (iii) an amount in cash equal to the fair market value, on the date of termination of employment, of any vested, but restricted, shares granted employee and the amount of any non-vested stock-based award granted to employee on November 4, 2003 pursuant to the Restricted Stock Incentive Agreement (see below). The above payment operates as a full settlement of the Company’s obligations to employee under his employment agreement in the event of a termination without cause.

Under the employment agreements entered into with Messrs. Harris and Vice, if the Company terminates either Mr. Harris or Mr. Vice, without cause, the Company shall pay (i) the annual base salary then in effect in semi-monthly payments and in accordance with the Company’s normal payroll practices for the remainder of the contract period or twelve months, whichever is greater, (ii) vacation pay earned but not taken to the date of such termination, (iii) annual bonuses prorated to the date of termination, if awarded pursuant to the employment agreement. In addition, all stock options will become vested and shall be eligible for execution twelve months after termination of employment.

Under the terms of Mr. Rice’s employment agreement, if the Company terminates his employment without cause, the Company shall pay (i) the annual base salary in effect in semi-monthly payments and in accordance with the Company’s normal payroll practices for the greater of the remainder of the extension period or twelve months, (ii) vacation pay earned but not taken to the date of such termination, (iii) annual bonuses prorated to date of termination, if awarded pursuant to the employment agreement, and (iv) documented moving expenses to relocate out of the Lafayette, Louisiana area up to a maximum of $10,000, which reimbursement right shall expire six months after termination.

The employment agreements with each of Messrs. Harris, Vice and Rice contain non-competition provisions. Under the agreement, Messrs. Harris, Vice or Rice will not (i) engage in or carry on, directly or indirectly, either in their individual capacity or as a member of a partnership or as a shareholder, investor, owner, officer or director of a company or other entity, or as an employee, agent, associate or consultant of any person, partnership, corporation or other entity, any business in Texas, Louisiana, Mississippi or any parish or county thereof (including, but not limited to, the Parishes and Counties specifically listed in the exhibits to the employment agreement) or the offshore waters within one-hundred (100) miles of the coast of either such state that directly competes with any services or products produced, sold, provided, conducted or developed, by the Company on the date of termination of their employment including the services specifically described in the exhibits to the employment agreement, and (ii) whether for the employee’s own account or the account of any person (A) solicit, employ, or otherwise engage as an employee, independent contractor, or otherwise, any person who is an employee of the Company or any of its affiliates or in any manner induce or attempt to induce any employee of the Company and any such affiliate to terminate employment with the Company or such affiliate or (B) interfere with the Company’s, or any of its affiliate’s, relationship with any person, including any person who at any time during the employee’s employment with the Company was an employee, contractor, supplier or customer of the Company or any such affiliate.

2007 Incentive Agreements. On January 5, 2007, the Company entered into new Restricted Stock and Stock-Based Award Incentive Agreements (hereinafter “RSA”) with Messrs. Eckert and Klug. The new RSA replaces the prior restricted stock agreements (described below) between the Company and each of Messrs. Eckert and Klug that were effective December 1, 2003. The RSA provides for the granting of between 400,000 and 500,000 shares of the Company’s restricted common stock to each of Messrs. Eckert and Klug in the event of (i) a change in control or the receipt by the Company’s Board of Directors of a change of control offer (as defined by the RSA); (ii) termination without cause (as defined in the RSA); or (iii) death or disability. The number of shares awarded is based upon the volume weighted average closing price per share of the Company’s common stock over the five prior trading days; provided however, that for purposes of a death or disability valuation, the fair market valuation shall be the volume weighted average closing price per share of the Company’s common stock over the ten prior trading days commencing with the ninetieth (90th) day following the death of the employee or the disability determination (“FMV”). If the FMV of a share of the Company’s common stock is greater than or equal to $7.50 but less than $11.00 at the time of vesting, Messrs. Eckert and Klug will each receive 400,000 shares of the Company’s common stock. If the FMV of a share of the Company’s common stock is greater than or equal to $11.00 but less than $12.00 at the time of vesting, Messrs. Eckert and Klug will each receive 450,000 shares of the Company’s common stock. If the FMV of a share of the Company’s common stock is greater than or equal to $12.00 at the time of vesting, Messrs. Eckert and Klug will each receive 500,000 shares of the Company’s common stock. Additionally, at the time of vesting in the restricted shares, Messrs. Eckert and Klug will each receive the right to a cash payment of $1.2 million. The revised RSA will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

2004 Stock-Based Award Incentive Agreement. The RSA described above replaces the Stock-Based Award Incentive Agreements (hereinafter “SBA”) with Messrs. Eckert and Klug entered into on June 30, 2004. The SBA was computed and payable: (a) on the date of the executive’s termination of employment (for any reason other than resignation or termination for cause), (b) 90 days after the executive’s death or disability or (c) upon a Change in Control (as defined in the SBA). The executive managers were awarded 55% and 45%, respectively, of: (1) 10% of the fair market value (hereinafter “FMV”), defined as the average closing price per share on the Nasdaq Global Market over the five prior trading days times the number of the Company’s issued and outstanding shares, of a share of Common Stock greater than or equal to $1.00 but less than $1.50, plus (2) 15% of the FMV of a share of Common Stock greater than or equal to $1.50 but less than $2.50, plus (3) 20% of the FMV of a share of Common Stock greater than or equal to $2.50 but less than $10.00, plus (4) 15% of the FMV of a share of Common Stock greater than or equal to $10.00 but less than $20.00, plus (5) 10% of the FMV of a share of Common Stock greater than or equal to $20.00. If no payments would have been made, the right would have terminated on December 31, 2008 or upon termination of employment by resignation or for cause, whichever occurred first. The intrinsic value of this award was $32.8 million at December 31, 2006. No compensation expense has been recorded at December 31, 2006 because the expense is contingent on future events, none of which were considered probable at December 31, 2006. The SBA was replaced by the RSA in January 2007 as discussed above.

Executive Compensation Policies

Securities Trading Policy. The Board has included in the Company’s Code of Ethics a section which addresses the subject of insider trading. The provisions of the Code of Ethics expressly prohibit directors, officers or other employees from trading, either directly or indirectly, after becoming aware of material nonpublic information related to the Company. The Code of Ethics provides guidance as to what constitutes material information and when information becomes public. It also addresses transactions by family members as well as other transactions which may be prohibited. The Code of Ethics also discussed the consequences of an insider trading violation and mentions additional trading restrictions and certain reporting requirements applicable to directors, officers and designated key employees. The Company’s Code of Ethics is available on the Company’s corporate website at http://www.omnienergy.com on the “Home” page under “Code of Ethics”.

Recoupment of Equity Awards Policy. Performance-based equity awards are granted after the achievement of certain levels of performance, and these awards typically include a vesting period for ownership. This practice negates the need for a recoupment policy for equity awards.

Policy on the Re-pricing of Stock Options. Stock options are granted at the fair market value on the date of the grant and are not subject to re-pricing.

Policy on Timing Stock Award. The timing of stock awards must be consistent with guidelines established in a stock program, such as the Incentive Plan, that the Committee approves prior to the awarding of any grant. The Committee approves the grant prior to the stock being awarded in the event of a requested special stock award or the awarding of stock or stock options to a new hire.

Policy on Hedging the Economic Risks of Equity Ownership. There is no policy regarding hedging the economic risks of equity ownership for the executive team or Directors of the Company and the Company does not engage in this practice.

Recoupment of Incentives Policy. There is no policy regarding the recoupment of incentives for the Company’s executives or Directors.

Policy on Deductibility of Compensation Over $1 Million. Unless compensation is performance based, Section 162(m) of the Internal Revenue Code, enacted in 1993, imposes a limit of $1 million on the amount that a publicly held corporation may deduct in any year for the compensation paid or accrued with respect to its chief executive officer and each of its four other most highly compensated executive officers. None of the Company’s executive officers currently receives compensation exceeding the limits imposed by Section 162(m). While the Committee cannot predict with certainty how the Company’s executive compensation might be affected in the future by Section 162(m) or applicable tax regulations issued, the Committee intends to try to preserve the tax deductibility of all executive compensation while maintaining the Company’s executive compensation program as described in this Compensation Discussion and Analysis.

Policies on the Impact of Accounting/Tax Treatments on any Elements of Compensation. The Company’s stock-based compensation policy applies to all forms of stock-based compensation including stock options, restricted stock units, and share units. All stock-based compensation is accounted for under the fair-value method as required by United States generally accepted accounting principles. The expense associated with stock based compensation is recognized over the vesting period of each individual arrangement.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The fair value of restricted stock is based on the fair value at the date of grant. The fair value of each performance based share unit is estimated based on expected performance goals being attained and using the current public market price of the Company’s common stock at the end of each reporting period.

Policy on assessing past stock awards in determining future awards. The value, or lack of value, realized from at-risk awards granted in prior years is not taken into account by the Committee in the process of setting compensation for the current year. The Committee believes that doing so would be inconsistent with the underlying reasons for the use of at-risk compensation. If current year awards were increased to recover from below-target performance in prior years or decreased to account for above-target performance in prior years, the Committee would be diluting or eliminating the link between performance and award. Recipients would have little incentive to improve performance if it meant decreased target awards in the future, or if the negative consequences for poor performance would be cushioned by increases in the target value of future awards. Additionally, the value realized from equity-based awards granted in prior periods depends in large measure on when the recipient decides to realize that value by exercising options or by selling vested shares of stock. The Committee does not believe it would be appropriate to adjust future grants in light of these types of individual decisions.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

Compensation Committee

Edward E. Colson III (Chair)

Barry E. Kaufman

Dennis Sciotto

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of (i) the Chief Executive Officer of the Company, (ii) the Interim Principal Financial Officer of the Company, and (iii) the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of 2006 (collectively, the “Named Executives”) for the year ended December 31, 2006.

NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS	OPTION AWARDS(1)	ALL OTHER COMPENSATION(2)	TOTAL
James C. Eckert	2006	$265,385	(3)	$58,910	$34,377	$291,054	$649,726
President and Chief Executive Officer
John A. Harris	2006	$159,423		$17,500	$53,598	$12,000	$242,521
Vice President of Seismic Drilling Operations
G. Darcy Klug	2006	$240,000		$48,601	$22,918	$1,038	$312,557
Executive Vice President
Gregory B. Milton	2006	$98,077		$2,500	$17,350	$—	$117,927
Interim Principal Financial Officer and Chief Accounting Officer
Shawn L. Rice(4)	2006	$185,000		$17,500	$87,206	$—	$289,706
Vice President of QHSE & Human Resources
Nolan C. Vice, Jr.	2006	$154,615		$67,500	$63,848	$—	$285,963
Vice President of Trussco Operations

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the Incentive Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2006 are included in footnote 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(2)	This column indicates amounts for various benefits and perquisites provided to the Named Executives. For Mr. Eckert, the amount includes a tax equalization payment required by his original employment agreement resulting from the exercise of certain grant of stock options. For Messrs. Eckert and Harris, the amount includes $12,000 each representing the estimated value of living expenses paid on their behalf by the Company. Additionally, Messrs. Eckert and Klug received $563 and $1,038, respectively, in the form of Company 401(k) matching contributions.

(3)	This amount includes $15,385 of salary deferred at December 31, 2005 and paid in 2006.

(4)	On April 25, 2007, Mr. Rice gave notice of his resignation from the Company effective May 25, 2007.

GRANTS OF PLAN-BASED AWARDS

The Company maintains the Sixth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (the “Incentive Plan”) for all of its officers and employees, which is administered by the Compensation Committee. An aggregate of 2,750,000 shares are issuable under the Incentive Plan.

The following table sets forth information concerning each grant of an award made to a Named Executive in 2006 under the Company’s equity plans.

NAME	GRANT DATE	ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING OPTION	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
James C. Eckert	—	—	—	—
John A. Harris	April 11, 2006	25,000	$5.14	$128,500
G. Darcy Klug	—	—	—	—
Gregory B. Milton	April 11, 2006	3,000	$5.14	$15,420
Shawn L. Rice(1)	April 11, 2006	10,000	$5.14	$51,400
Nolan C. Vice, Jr.	April 11, 2006	60,000	$5.14	$308,400

(1)	On April 25, 2007, Mr. Rice gave notice of his resignation from the Company effective May 25, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards outstanding as of December 31, 2006 for each of the Named Executives. There were no stock awards granted to the Named Executives during the year ended December 31, 2006.

	OPTIONS AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISABLE UNEARNED OPTIONS	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE
James C. Eckert	25,014	—	—	$2.32	November 5, 2013

John A. Harris	2,502	—	—	$2.32	November 5, 2013
	12,495	17,505	—	$2.59	July 28, 2015
	6,247	18,753	—	$5.14	April 11, 2016

Total	21,244	36,258	—

G. Darcy Klug	78,333	—	—	$1.92	October 11, 2013
	40,000	—	—	$2.32	November 5, 2013

Total	118,333	—	—

Gregory B. Milton	6,664	13,336	—	$2.39	November 5, 2015
	1,666	3,334	—	$2.60	November 5, 2015
	749	2,251	—	$5.14	April 11, 2016

Total	9,079	18,921	—

Shawn L. Rice (1)	100,000	—	—	$2.93	November 30, 2014
	12,495	17,505	—	$2.59	July 28, 2015
	2,499	7,501	—	$5.14	April 11, 2016

Total	114,994	25,006	—

Nolan C. Vice, Jr.	167	—	—	$2.32	November 5, 2013
	9,996	14,004	—	$2.59	July 28, 2015
	14,994	45,006	—	$5.14	April 11, 2016

Total	34,157	59,010	—

(1)	On April 15, 2007, Mr. Rice gave notice of his resignation from the Company effective May 25, 2007.

For a detailed discussion of the material factors of the Named Executives’ compensation see the “Compensation Discussion and Analysis” beginning on page 5 of this Form 10-K/A.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information concerning the exercise of stock options and the vesting of stock awards during 2006 by the Named Executives, and the fiscal year-end value of unexercised options.

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF SHARES ACQUIRED ON VESTING	VALUE REALIZED ON VESTING
James C. Eckert	165,000	$1,373,921	75,000	$759,750
John A. Harris	—	$—	—	$—
G. Darcy Klug	55,000	$508,970	60,673	$614,617
Gregory B. Milton	—	$—	—	$—
Shawn L. Rice (1)	—	$—	—	$—
Nolan C. Vice, Jr.	—	$—	—	$—

(1)	On April 27, 2007, Mr. Rice gave notice of his resignation from the Company effective May 25, 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements

Pursuant to the terms of their respective employment agreements, if the Company terminates either of Mr. Eckert’s or Mr. Klug’s employment without cause (except as provided in the Plan), then the Company shall, and only if and as long as Mr. Eckert or Mr. Klug (as applicable, “employee”) is not in breach of his obligations under the employment agreement, promptly pay or otherwise provide to employee, in addition to those amounts set forth in the Plan: (i) an amount equal to employee’s monthly annual base salary then in effect, payable semi-monthly and in accordance with the Company’s normal payroll practices, for a period equal to the lesser of 30 months or the number of months remaining in the Initial Period or the Additional Period (both defined in the employment agreement, and such number at December 31, 2006 being 24 months for Mr. Eckert and 24 months for Mr. Klug); (ii) an annual bonus calculated on a daily pro-rata basis to the bonus which would otherwise be payable under the Plan; and (iii) an amount in cash equal to the fair market value, on the date of termination of employment, of any vested, but restricted, shares granted employee and the amount of any non-vested stock-based award granted to employee on November 4, 2003 pursuant to the Restricted Stock Incentive Agreement. The above payment operates as a full settlement of the Company’s obligations to employee under his employment agreement in the event of a termination without cause.

Pursuant to Messrs. Harris and Vice’s employment agreements, in the event their respective employments are terminated by the Company without cause, the Company shall pay (i) the annual base salary then in effect in semi-monthly payments and in accordance with the Company’s normal payroll practices for the remainder of the contract period or twelve months, whichever is greater, (ii) vacation pay earned but not taken to the date of such termination, and (iii) annual bonuses prorated to the date of termination, if awarded pursuant to the employment agreement. In addition, all stock options will become vested and shall be eligible for execution twelve months after termination of employment.

2007 Incentive Agreements. On January 5, 2007, the Company entered into new Restricted Stock and Stock-Based Award Incentive Agreements (hereinafter “RSA”) with Messrs. Eckert and Klug. The new RSA replaces the prior restricted stock agreements (described above under “Compensation Discussion and Analysis – Change in Control/Severance Agreements – 2004 Stock-Based Award Incentive Agreement”) between the Company and each of Messrs. Eckert and Klug that were effective December 1, 2003. The RSA provides for the granting of between 400,000 and 500,000 shares of the Company’s restricted common stock to each of Messrs. Eckert and Klug based upon the volume weighted average closing price per share of the Company’s common stock over the five prior trading days; provided however, that for purposes of a death or disability valuation, the fair market valuation shall be the volume average closing price per share of the Company’s common stock over the ten prior trading days commencing with the ninetieth (90th) day following the death of the employee or the disability determination. (“FMV”) If the FMV of a share of the Company’s common stock is greater than or equal to $7.50 but less than $11.00 at the time of vesting, Messrs. Eckert and Klug will each receive 400,000 shares of the Company’s common stock. If the FMV of a share of the Company’s common stock is greater than or equal to $11.00 but less than $12.00 at the time of vesting, Messrs. Eckert and Klug will each receive 450,000 shares of the Company’s common stock. If the FMV of a share of the Company’s common stock is greater than or equal to $12.00 at the time of vesting, Messrs. Eckert and Klug will receive 500,000 shares of the Company’s common stock. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control or the receipt by the Company’s Board of Directors of a change of control offer (as defined by the RSA); (ii) termination without cause (as defined in the RSA); or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, Messrs. Eckert and Klug will each receive the right to a cash payment of $1.2 million. The revised RSA will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

Set forth below is a table which sets forth the compensation of our Named Executives in the event of a termination of employment without cause, a change of control of the Company, or a change of control offer (as discussed above) as if such event occurred on December 31, 2006 and assumes the RSA was effective at such time.

NAME	TERMINATION BY THE COMPANY WITHOUT CAUSE		CHANGE IN CONTROL(2)
James C. Eckert
Base Salary/Severance	$500,000		$—
SBA	—		—
RSA*	5,116,000	(1)	5,116,000	(1)
Other Benefits	—		—
John A. Harris
Base Salary/Severance	$185,000		$—
Other Benefits(4)	14,231		—
G. Darcy Klug
Base Salary/Severance	$480,000		$—
SBA	—		—
RSA*	5,116,000	(1)	5,116,000	(1)
Other Benefits(4)	9,231		—
Gregory B. Milton
Base Salary/Severance	$—		$—
Other Benefits	—		—
Shawn L. Rice (3)
Base Salary/Severance	$185,000		$—
Other Benefits	10,000		—
Nolan C. Vice, Jr.
Base Salary/Severance	$185,000		$—
Other Benefits(4)	7,115		—

(1)	Represents (i) cash payment of $1.2 million; and (ii) 400,000 shares of common Stock at $9.79, the closing price of the Company’s stock at December 31, 2006.

(2)	Change in control or an offer of change in control.

(3)	On April 25, 2007, Mr. Rice gave notice of his resignation from the Company effective May 25, 2007. The Company will have no payment obligations to Mr. Rice after he leaves the Company.

(4)	Amounts included in other benefits reflect unused vacation pay at December 31, 2006 that would have been due to the individuals in the event of their termination.

DIRECTOR COMPENSATION

For 2006, the non-employee directors of the Company received an annual retainer of $15,000 paid quarterly for the first three quarters of 2006. Effective October 1, 2006, the annual retainer increased to $40,000 to be paid quarterly. Each non-employee director who serves as a member of the Audit Committee received an additional annual retainer of $5,000 paid quarterly while the Chairman of the Audit Committee received an additional annual retainer of $7,500 paid quarterly. Each non-employee director who serves as a member of the Compensation Committee received an additional annual retainer of $2,000 paid quarterly while the Chairman of the Compensation Committee received an additional annual retainer of $3,000 paid quarterly. Each non-employee director who serves as a member of the Corporate Governance Committee received an additional annual retainer of $2,000 while the Chairman of the Corporate Governance Committee received an additional annual retainer of $3,000 paid quarterly. Each non-employee director of the Company also received a meeting fee for board meetings of $2,500 for each meeting attended in person and $1,000 for meetings attended via conference call. Each non-employee director also received a $500 meeting fee for Committee meetings attended whether in person or by conference call. The Company reimburses the directors for their travel expenses for attending meetings.

Each non-employee director is granted an option to purchase 10,000 shares of the Company’s common stock upon appointment to the Board at an exercise price equal to the fair market value of the common stock on the date such person becomes a director. Additionally, each person who is a non-employee director on the day following the annual meeting of the Company’s shareholders is granted an option to purchase 5,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on such date. All such options become fully exercisable on the first anniversary of their date of grant and expire on the tenth anniversary thereof, unless the director ceases to be a director of the Company, in which case the exercise periods will be shortened.

The following table sets forth information regarding the compensation paid to the Company’s Board of Directors for the 2006 fiscal year.

NAME	FEES EARNED OR PAID IN CASH	OPTION AWARDS (1)	TOTAL
Edward Colson, III	$64,750	$17,400	$82,150
Michael DeHart(2)	$29,750	$—	$29,750
Barry Kaufman	$71,250	$17,400	$88,650
Dennis R. Sciotto	$56,750	$17,400	$74,150
Richard C. White	$68,250	$8,700	$76,950

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the Incentive Plan and thus include amounts from awards granted in and prior to 2006.
(2)	Mr. DeHart did not stand for re-election to the Board in June 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee has at any time been an officer or employee of the Company and none of these directors serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s board or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 17, 2007, unless otherwise indicated below, certain information regarding beneficial ownership of Common Stock by (i) each of the Named Executives, (ii) each director and nominee for director of the Company, (iii) all of the Company’s directors and executive officers as a group, and (iv) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, all as in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the Company believes that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to the Company by such shareholders.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OF OUTSTANDING COMMON STOCK
Dennis Sciotto 7315 El Fuerte Street Carlsbad, CA 92009	8,194,471	(1)	32.9%
Dennis R. Sciotto Family Trust	8,176,789	(2)	32.8%
Edward E. Colson, III 2646 Marmal Court Carlsbad, CA 92009	930,977	(3)	5.1%
Edward Colson, III Trust	928,997	(4)	5.0%
James C. Eckert	435,417	(5)	2.4%
Richard C. White	35,000	(6)	*
Barry E. Kaufman	16,400	(7)	*
G. Darcy Klug	799,338	(8)	4.5%
Shawn L. Rice	126,575	(9)	*
Nolan C. Vice	43,153	(10)	*
Gregory B. Milton.	13,494	(11)	*
John A. Harris	28,325	(12)	*
All directors, executive officers as a group (10 persons)	10,623,170	(13)	40.1%

*	Less than one percent.

(1)	Includes shares held by the Dennis R. Sciotto Family Trust referred to in footnote (2). Mr. Sciotto is the trustee for the Trust referred to in footnote (2). Also includes shared voting power with respect to 17,682 shares of Common Stock.

(2)	Includes sole voting power with respect to 8,176,789 shares of common stock (which includes (i) 1,948,718 shares issuable upon conversion of Series C Preferred Stock, (ii) 4,978,000 shares issuable upon the exercise of warrants currently exercisable, and (iii) 336,919 shares issuable upon conversion of Series C Preferred Stock dividends paid in kind).

(3)	Includes shares held by the Edward Colson III Trust referred to in footnote (7). Mr. Colson is the trustee for the Trust referred to in note 7 below. Also includes 2,000 shares owned by virtue of his 25% ownership in Carlsbad Equity Group.

(4)	Includes (i) 205,128 shares issuable upon conversion of Series C Preferred Stock, (ii) 524,000 shares issuable upon the exercise of warrants currently exercisable, (iii) 34,869 shares issuable upon conversion of Series C Preferred Stock dividends paid in kind, and (iv) 150,000 shares of Common Stock.

(5)	Includes (i) 89,744 shares issuable upon conversion of Series C Preferred Stock and 229,250 shares issuable upon the exercise of warrants currently exercisable, and (ii) 16,409 shares issuable upon conversion of Series C Preferred Stock dividends paid in kind.

(6)	Includes 35,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 27, 2007.

(7)	Includes 15,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 27, 2007.

(8)	Based on (i) 166,667 shares issuable upon conversion of Series C Preferred Stock and (ii) 27,688 shares issuable upon conversion of Series C 9% Convertible Preferred Stock dividends paid in kind.

(9)	Includes 120,825 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 27, 2007.

(10)	Includes 43,153 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 27, 2007.

(11)	Includes 13,494 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 27, 2007.

(12)	Includes 28,325 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 27, 2007.

(13)	Includes 8,843,189 shares that such persons have the right to receive upon the conversion of Series C Preferred Stock, the exercise of warrants and the exercise of options currently exercisable or exercisable within 60 days of April 27 2007, and shares issuable upon conversion of Series C Preferred Stock dividends paid in kind.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2006, including the Incentive Plan and the Amended OMNI Energy Services Corp. 1999 Stock Option Plan.

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON THE EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMNS (A) & (B))	(D) TOTAL OF SECURITIES REFLECTED IN COLUMNS (A) & (C)
Equity Compensation Plans Approved by Shareholders	2,278,810	$3.59	471,190	2,750,000
Equity Compensation Plans Not Approved by Shareholders	43,409	$2.32	56,591	100,000

Total	2,322,219	$3.59	527,781	2,850,000

Plan Not Approved by Stockholders. In January 1999, the Company approved the Amended OMNI Energy Services Corp. 1999 Stock Option Plan (the “Option Plan”) to provide for the grant of options to purchase shares of Common Stock to the Company’s non-officer employees in lieu of year-end cash bonuses. The Option Plan is intended to increase stockholder value and advance the Company’s interests by providing an incentive to employees and by increasing employee awareness of the Company in the marketplace. Under the Option Plan, the Company may grant options to any of its employees with the exception of officers of the Company. The options become exercisable immediately with respect to one-half of the shares, and the remaining one-half are exercisable one year following the date of the grant. The exercise price of any stock option granted may not be less than the fair market value of the Common Stock on the effective date of the grant. A total of 100,000 shares of Common Stock are authorized, of which 43,409 remain available for issuance at December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

The board reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As matters come up, the Company relies on its corporate legal counsel to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based upon the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed.

On May 17, 2005, the Company entered into a Securities Purchase Agreement with certain of its affiliates and executive officers to issue up to $5.0 million of Series C Preferred Stock. The Series C Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.95 per share and includes detachable five-year warrants to purchase up to 6,550,000 additional shares of Common Stock at exercise prices ranging between $1.95 and $3.50 per share. A portion of the 9% dividend obligation related to the Series C Preferred Stock has been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred Stock. These additional shares of preferred stock do not have warrants attached to them. During the year ended December 31, 2006, 479 shares of Series C Preferred Stock were issued as PIK dividends at par.

DIRECTOR INDEPENDENCE

The Board has determined that except for Mr. Eckert, all the directors are “independent” as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. In making this determination, the Board considered transactions and relationships between each director or his or her immediate family and the Company and its subsidiaries, including those reported under “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” above. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. There are no family relationships between any nominees, directors and executive officers.

Mr. Eckert is not an independent director because of his employment as Chief Executive Officer of the Company. Mr. Sciotto was previously not an independent director due to NASDAQ’s determination that he was not independent due to his beneficial ownership of more than 50% of the Company’s common stock as discussed under “Compensation Discussion and Analysis—Overview”. The Company believes that Mr. Sciotto currently satisfies NASDAQ’s rules for independence because he beneficially owns less than 50% of the Company’s common stock.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

On February 17, 2005, BDO Seidman, LLP resigned as the Company’s independent public accountants and on February 24, 2005, the Company engaged Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s independent public accountants. These actions were approved by the Company’s Board of Directors.

Aggregate fees billed to the Company by our independent registered public accounting firms for fiscal years ended December 31, 2005 and 2006, respectively, were as follows:

	FISCAL YEAR ENDED
	2005	2006
Audit Fees (1)	$296,433	$552,039
Audit Related Fees (2)	—	700

	296,433	552,739

Tax Fees (3)	53,098	44,234
All Other Fees (4)	—	44,583

	53,098	88,817

Total Fees	$349,531	$641,556

(1)	Audit fees represent fees for professional services rendered in connection with the engagement to audit and report on the consolidated financial statements, review of the Company’s quarterly and annual consolidated financial statements, and required statutory audits of certain subsidiaries. Includes fees related to the annual audit and Form 10-K of $134,707 and $439,158 for 2005 and 2006, respectively, fees related to the quarterly Form 10-Q’s of $83,468 and $75,765 for 2005 and 2006, respectively, fees related to other SEC filings (Registration Statements, Form 8-Ks, etc.) of $78,258 and $37,116 for 2005 and 2006, respectively. Included in fees related to annual audits for 2006 is $78,572 paid to other public accounting firms for financial statement audits of target acquisitions which were subsequently acquired by the Company and $19,546 is included in fees related to other SEC filings in 2006 which were paid to other public accounting firms related to preparation and review of financial information of acquired companies required for SEC filings.

(2)	Audit-related fees consisted primarily of accounting and reporting research and consultations, related to internal control matters.

(3)	Includes fees for tax consulting services, tax compliance services and preparation of foreign tax filings.

(4)	The aggregate fees billed by other public accounting firms for services rendered to the Company other than services described under “Audit Fees”, “Audit Related Fees” and “Tax Fees”, for the fiscal years ended December 31, 2005 and 2006. These fees are general services related to the implementation of Sarbanes-Oxley and other miscellaneous operational and transaction reviews.

Pre-Approval Policy

The Audit Committee has adopted a policy to require pre-approval of all audit and non-audit services provided by the Company’s principal accounting firm. All of the services in 2006 under the audit fees, audit related fees, tax fees and all other fees sections in the table above were pre-approved by the Audit Committee. The Audit Committee has established a policy intended to clearly define the scope of services performed by the Company’s independent registered public accounting firm for non-audit services. This policy relates to audit services, audit-related services, tax and all other services which may be provided by the Company’s independent registered public accounting firm and is intended to assure that such services do not impair the auditor’s independence. The policy requires the pre-approval by the Audit Committee of all services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee will annually review and pre-approve the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee or its designee. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report to the Audit Committee at its next meeting any services which such member or members has approved. The policy also provides that the Audit Committee will pre-approve the fee levels for all services to be provided by the independent registered public accounting firm. Any proposed services exceeding these levels will require pre-approval by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

(Registrant)

By:	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Eckert James C. Eckert	President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	April 30, 2007

/s/ Gregory B. Milton Gregory B. Milton	Chief Accounting Officer (Interim Principal Financial Officer)	April 30, 2007

/s/ Edward E. Colson, III Edward E. Colson, III	Director	April 30, 2007

/s/ Barry E. Kaufman Barry E. Kaufman	Director	April 30, 2007

/s/ Dennis R. Sciotto Dennis R. Sciotto	Director	April 30, 2007

/s/ Richard C. White Richard C. White	Director	April 30, 2007

OMNI ENERGY SERVICES CORP.

EXHIBIT INDEX

Exhibit Number.

31.3	Section 302 Certification of Chief Executive Officer

31.4	Section 302 Certification of Chief Accounting Officer

32.3	Section 906 Certification of Chief Executive Officer

32.4	Section 906 Certification of Chief Accounting Officer