Form 10-Q
period 2007-03-31
OMNI ENERGY SERVICES CORP
filed 2007-05-10
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2007

or

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

As of May 6, 2007 there were 17,646,859 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2007
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,576	$2,243
Restricted cash	1,114	1,114
Trade receivables, net	16,634	31,340
Other receivables	315	486
Parts and supplies inventory	3,792	4,513
Prepaid expenses and other current assets	4,663	4,890
Deferred tax asset	11,842	9,828
Current assets of discontinued operations	67	67
Assets held for sale	108	108

Total current assets	51,111	54,589

PROPERTY, PLANT AND EQUIPMENT, net	44,827	63,756

OTHER ASSETS:
Goodwill	14,521	14,501
Customer intangible assets, net	1,852	11,127
Licenses, permits and other intangible assets, net	4,308	7,803
Loan closing costs, net	3,356	4,968
Other assets	565	576

Total other assets, net	24,602	38,975

TOTAL ASSETS	$120,540	$157,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,435	$14,035
Accrued expenses	3,702	6,557
Current maturities of long-term debt	7,689	15,652
Insurance notes payable	3,275	2,680
Line of credit	12,179	20,141
Current liabilities of discontinued operations	219	166

Total current liabilities	34,499	59,231

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	32,935	39,970
Deferred income taxes	13,680	13,222

Total long-term liabilities	46,615	53,192

Total liabilities	81,114	112,423

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2006 and March 31, 2007 and 5,607 and 5,735 shares of Series C issued and outstanding at December 31, 2006 and March 31, 2007, respectively, liquidation preference of $1,000 per share	1,285	1,413
Common stock, $.01 par value, 45,000,000 shares authorized; 16,909,949 and 17,565,033 issued and 16,864,949 and 17,520,033 outstanding at December 31, 2006 and March 31, 2007, respectively	169	176
Preferred stock dividends declared	132	131
Additional paid-in capital	82,441	84,608
Accumulated deficit	(44,601)	(41,431)

Total stockholders’ equity	39,426	44,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,540	$157,320

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2006	2007
	(in thousands, except per share amounts)
Operating revenue	$18,455	$38,889
Operating expenses:
Direct costs	11,444	23,575
Depreciation and amortization	1,287	2,065
General and administrative expenses	2,390	5,116

Total operating expenses	15,121	30,756

Operating income	3,334	8,133
Interest expense	(1,116)	(1,570)
Loss on debt extinguishment	—	(1,004)
Other income (expense), net	84	10

Income before income tax expense	2,302	5,569
Provision for income tax expense	—	(2,144)

Net income	2,302	3,425
Dividends and accretion of preferred stock	(116)	(127)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(96)	(128)

Net income available to common stockholders	$2,090	$3,170

Basic income per share:
Net income available to common stockholders	$0.13	$0.18

Diluted income per share:
Net income available to common stockholders	$0.10	$0.14

Weighted average common shares outstanding:
Basic	15,521	17,206
Diluted	21,645	25,323

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2006	5,636	$1,285	16,909,949	$169
— Stock based compensation	—	—	—	—
— Stock options and warrants exercised	—	—	578,107	6
— Common stock issued	—	—	76,977	1
— Preferred stock dividends paid	128	128	—	—
— Preferred stock dividends declared	—	—	—	—
— Beneficial conversion feature associated with preferred stock	—	—	—	—
— Net income	—	—	—	—

BALANCE, March 31, 2007	5,764	$1,413	17,565,033	$176

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, December 31, 2006	$132	$82,441	$(44,601)	$39,426
— Stock based compensation	—	107	—	107
— Stock options and warrants exercised	—	1,252	—	1,258
— Common stock issued for cash	—	680	—	681
— Preferred stock dividends paid	(128)	—	—	—
— Preferred stock dividends declared	127	—	(127)	—
— Beneficial conversion feature associated with preferred stock dividends paid	—	128	(128)	—
— Net income	—	—	3,425	3,425

BALANCE, March 31, 2007	$131	$84,608	$(41,431)	$44,897

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,302	$3,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,287	2,065
Amortization of deferred loan issuance costs	187	257
(Gain) loss on fixed asset disposition	(66)	22
Stock based compensation expense	94	106
Accretion of discount on convertible notes	—	149
Loss on debt extinguishment	—	1,004
Deferred income taxes	—	2,144
Changes in operating assets and liabilities:
Trade receivables	126	(9,425)
Other receivables	862	(1)
Parts and supplies inventory	100	(1,111)
Prepaid expenses and other current assets	272	1,092
Other assets	22	100
Accounts payable and accrued expenses	2,159	5,998

Net cash provided by operating activities	7,345	5,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(641)	(3,730)
Proceeds from disposal of property, plant and equipment	31	53
Acquisitions, net of cash received	(14,178)	(22,374)
Proceeds from collection of other receivable	1,928	95
Increase in restricted cash	(1,114)	—

Net cash used in investing activities	(13,974)	(25,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	13,000	14,934
Proceeds from issuance of common stock for cash and exercise of stock options and warrants	73	1,939
Principal payments on long-term debt	(2,870)	(12,164)
Loan closing costs	(587)	(2,273)
Borrowings on line of credit, net	3,944	7,362

Net cash provided by financing activities	13,560	9,798

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,931	(10,333)
Cash and cash equivalents, at beginning of period	174	12,576

Cash and cash equivalents, at end of period	$7,105	$2,243

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Three Months Ended March 31,
	2006	2007
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$827	$1,288

NON-CASH TRANSACTIONS:
Equipment under capital lease paid off under sale/leaseback	$596	$—

Equipment financed through capital lease	$—	$58

Dividends declared but not paid	$116	$127

Preferred stock issued as dividends paid-in-kind	$117	$128

Beneficial conversion feature of preferred stock	$96	$128

Notes payable issued to former owners of acquired entities	$4,000	$8,000

Stock issued in acquisition	$3,042	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

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

Assets held for sale are recorded at the lower of their net book value or net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 and March 31, 2007 are comprised of eight marsh buggies. At March 31, 2007, no impairment of long-lived assets was necessary.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2006 and March 31, 2007 represents cash held in escrow related to the purchase of an aircraft.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The OMNI Energy Services Corp. Stock Incentive Plan, as amended, provides for 2,750,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

There was $0.1 million and $0.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three months ended March 31, 2007 and March 31, 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. There were no options granted during the three months ended March 31, 2007. The weighted average fair value at date of grant for options granted during the first quarter of 2006 was $2.44 per option.

Three Months Ended March 31, 2006
Expected volatility	98.44%
Expected annual dividend yield	0.00%
Risk free rate of return	4.50%
Expected option term (years)	5.82

The following table summarizes information about stock option activity for the three months ended March 31, 2007 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	856,367	$3.59	8.1	$5,309
Granted	—
Exercised	(152,357)	2.19
Lapsed or canceled	(2,627)	5.14

Outstanding at March 31, 2007	701,383	$3.88	8.4	$4,416

Exercisable at March 31, 2007	365,552	$3.27	5.9	$2,527

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2007 was approximately $1.0 million (employee share). During the three months ended March 31, 2007, the amount of cash we retained from the exercise of stock options was approximately $0.3 million (Company share). The following table summarizes information about non-vested stock option awards as of March 31, 2007 and changes for the three months ended March 31, 2007:

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	382,157	$2.69
Granted	—
Vested	(43,699)	2.42
Forfeited	(2,627)	2.90

Non-vested at March 31, 2007	335,831	$2.73

At March 31, 2007, there was $0.9 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards that is expected to be recognized over a weighted-average period of 1.67 years. The total fair value of options vested during the three months ended March 31, 2007 was $0.1 million.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the second quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2006 and March 31, 2007, respectively (in thousands):

	December 31, 2006	March 31, 2007
Land	$697	$697
Construction in progress	1,248	1,068
Building and improvements	6,601	7,464
Drilling, field and support equipment	57,019	75,859
Shop equipment	594	1,081
Office equipment	2,039	2,137
Aircraft	1,010	1,249
Vehicles	4,436	4,798

	73,644	94,353
Less: accumulated depreciation	(28,817)	(30,597)

Total property, plant and equipment, net	$44,827	$63,756

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2006 and March 31, 2007, long-term debt consists of the following (in thousands):

	December 31, 2006	March 31, 2007
	(In thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (9.75% at December 31, 2006 and March 31, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,313
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	168
Promissory notes payable to certain former owners of Charles Holston, Inc. with interest at 5%, maturing in February 2008	—	1,000
Convertible promissory notes payable to certain former owners of Charles Holston, Inc. with interest at 5%, maturing in February 2009	—	2,000
Convertible promissory notes payable to certain former owners of Charles Holston, Inc. with interest at 5%, maturing in February 2010	—	2,000
Promissory notes payable to a certain former stockholder of Cypress Consulting Services, Inc. with interest at 5%, maturing in February 2010	—	3,000
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	2,667	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	1,333	1,333
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2007, net of debt discount of $426 at December 31, 2006 and $298 at March 31, 2007	2,574	2,702
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2008, net of debt discount of $156 at December 31, 2006 and $135 at March 31, 2007	844	865
Promissory note payable to finance companies secured by vehicles	587	548
Promissory note payable to finance companies secured by equipment	491	466
Capital lease payable to a finance company secured by an aircraft	683	642
Capital lease payable to a finance company secured by equipment	—	56
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	479
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4.0% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term loan payable to a bank, variable interest rate at LIBOR plus 2.0% (7.32% at March 31, 2007), maturing March 2012, secured by various equipment	—	36,383

Total	$40,624	$55,622
Less: current maturities	(7,689)	(15,652)

Long-term debt, less current maturities	$32,935	$39,970

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”), with a bank. The new Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 90-day LIBOR interest rate plus 2.0% (7.23% at March 31, 2007) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of March 31, 2007, we had $20.1 million outstanding under the Revolver. Our additional availability under the Revolver was $4.9 million at March 31, 2007. Due to the lockbox arrangement and the subjective acceleration clause of the Revolver and the Line agreements, the debt under the Revolver and the Line have been classified as a current liability as of March 31, 2007 and December 31, 2006, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.32% at March 31, 2007). The Term Loan restricts the payment of cash dividends and contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facilities, we (i) repaid approximately $22.0 million outstanding principal balance under our previous Term A and Term B loans; (ii) closed the acquisition of Charles Holston, Inc.; and (iii) completed the acquisition of certain assets of Cypress Consulting Services, Inc. The balance of the proceeds available under the Senior Credit Facilities was used to pay fees and expenses of the aforementioned transactions and provide additional working capital.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. At March 31, 2007, we had not drawn on the Capex Loan. Consequently, there was no outstanding balance on the Capex Loan at March 31, 2007.

CAPITAL LEASES

Prior to February 2006, we leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008. In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease matures in 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows (in thousands):

	December 31, 2006	March 31, 2007
Aircraft	$1,010	$1,249
Equipment	—	58
Less: Accumulated depreciation	—	(25)

Capitalized cost, net	$1,010	$1,282

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $0.03 and $0.02 million for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum.

In August 2005, we satisfied two of the three holders of the Subordinated Promissory Notes. At December 31, 2006 and March 31, 2007, the remaining Subordinated Promissory Note had a balance of approximately $0.6 million and $0.5 million, respectively.

TRUSSCO NOTES

In connection with the acquisition of all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”), in June 2004, we issued $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share.

In May 2005, in connection with the completion of other financing, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. In August 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

In July 2006, we prepaid the remaining amount of the Stockholder Notes resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006 and March 31, 2007, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and March 31, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.4 million at December 31, 2006 and March 31, 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired Charles Holston, Inc., pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc., (collectively “CHI”) (See Note 7). Subject to the terms and conditions of the Holston Purchase Agreement, we issued $5.0 million in 5% promissory notes payable to certain CHI owners (“CHI Notes”). The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At March 31, 2007, the CHI Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. (“Cypress Energy”) (See Note 7) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At March 31, 2007, the Cypress Note had a balance of $3.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2007 and accrue interest at rates ranging between 5.64% and 6.05%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Preheat, Inc. maintained a partially self-insured program for a portion of its workers’ compensation, liability and auto coverages. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of March 31, 2007, we had no accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of March 31, 2007.

SERIES A AND SERIES B PREFERRED STOCK LITIGATION

On February 13, 2007, our motion for partial summary judgment on Advantage Capital, et. al’s (collectively “ACP”) first amended and superceding reconventional and third party demand was granted. ACP had filed the demand seeking damages for our redeeming rather than converting the Series A and B Preferred Stock. The court determined that ACP consequently abandoned its claim by retaining the proceeds.

TRUSSCO INC. EARNOUT

In connection with the acquisition of Trussco, we issued to certain former shareholders of Trussco a promissory note (“Earnout Note”) that earned interest at a rate of 5% per annum of the amount owed. Under the terms of the Earnout Note, we agreed to pay these shareholders on or before June 30, 2007, the lesser of (i) the amount of $3.0 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA (earnings before interest, taxes depreciation and amortization) for the 36 month period ending December 31, 2006 less the sum of $9.0 million plus $1.5 million of Trussco long-term and former shareholder debt existing as of June 30, 2004 that we assumed.

In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction resulted in the termination of the Earnout Note.

EXECUTIVE COMPENSATION AGREEMENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (“RSA”) with certain executive officers. The new RSAs replace prior restricted stock agreements. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse. The intrinsic value of this award at March 31, 2007 is $10.5 million but no compensation expense has been recorded at March 31, 2007 because the award is contingent on future events none of which are considered probable at March 31, 2007.

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

In connection with the Preheat acquisition, we entered into employment contracts with the two former Preheat stockholders effective until December 31, 2007 with an automatic extension, granted at the option of the Company, for one additional twelve month period commencing January 1, 2008.

In connection with the Rig Tools acquisition, we entered into an employment contract with one of the former stockholders of Rig Tools effective until October 31, 2008 with an automatic extension, granted at the option of the Company, for one additional twelve month period commencing November 1, 2008.

In connection with the CHI acquisition, we entered into a consulting agreement with one of the former stockholders and employment contracts with two of the former stockholders of CHI effective until December 31, 2009 with an automatic extension, granted at the option of the Company, for one additional twelve month period commencing January 1, 2010.

In connection with the Cypress Energy acquisition, we entered into an employment contract with one of the former stockholders of Cypress Energy effective until December 31, 2009 with an automatic extension, granted at the option of the Company, for one additional twelve month period commencing January 1, 2010.

We have entered into employment agreements with our three divisional vice presidents. Each of the contracts is effective until December 2008 and have provisions for automatic annual renewals unless either party gives notice of non-renewal as provided under the terms of the employment contracts. Subsequent to March 31, 2007 one of the vice presidents gave notice of his intent to resign (See Note 10).

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

NOTE 5. STOCKHOLDERS’ EQUITY

COMMON STOCK

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of March 31, 2007, 76,977 shares have been issued under this agreement generating proceeds of $0.7 million.

PREFERRED STOCK

In May 2001, we issued $4.6 million of the Company’s Series B Preferred. The Series B Preferred was convertible into common stock of the Company at a conversion price of $1.25 per share. The Preferred Stock earned dividends at a rate of 8%. During the first quarter of 2004, we redeemed 2,286 shares of the Series B Preferred for $2.4 million, including accrued dividends of $0.1 million. In April 2004, we redeemed 2,285 shares of the total of 2,314 shares of the Series B Preferred outstanding for $2.5 million, including accrued dividends of $0.2 million. At December 31, 2006 and March 31, 2007, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion of a senior credit facility. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C Preferred and the warrant exercise prices were supported by a fairness opinion issued by a third party. The proceeds of the issuance were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the attributed value to the preferred stock. In addition, the conversion terms of the preferred stock result in a beneficial conversion feature valued at approximately $0.7 million. As a result of the terms of conversion, we recorded a one time charge to retained earnings for this amount representing a deemed dividend to the preferred stockholders with the offset recorded in additional paid in capital.

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

The Term Loan restricts the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as payment-in-kind (“PIK”) dividends with similar conversion terms. These additional shares of preferred stock do not have warrants attached to them. During the three months ended March 31, 2007, 128 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the Series C Preferred stock issued as PIK dividends resulted in a beneficial conversion feature totaling

$0.1 million. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

At March 31, 2007, 5,735 shares of Series C Preferred remain outstanding and are convertible into 2,941,026 shares of our common stock.

A summary of our warrants as of March 31, 2007 and changes during the three months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2006	$2.73	6,860,650
Granted	—	—
Exercised	2.17	425,750
Forfeited	—	—

Balance at March 31, 2007	$2.77	6,434,900

Exercisable	$2.77	6,434,900

The exercise of warrants during the three months ended March 31, 2007 generated proceeds of $0.9 million.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

As of March 31, 2007 and 2006, we had 23,000 and 348,569 options, respectively, and 0 and 641,500 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Stockholder Notes convertible into 500,000 and 106,383 shares of common stock were excluded from the calculation for the three months ended March 31, 2007 and 2006, respectively.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2007
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders	$2,090	15,521	$3,170	17,206
Add: Options, preferred stock, warrants and notes convertible into common stock	212	6,124	271	8,117

Diluted EPS net income available to common stockholders and common equivalent shares	$2,302	21,645	$3,441	25,323

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five segments – Seismic Drilling, Transportation, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Drilling segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Transportation revenues are billed by the hour, load or barrel. Environmental revenue is earned from tank, vessel and rig pit cleaning. Equipment leasing revenue is derived from the rental of various pieces of oilfield equipment to offshore and land-based oil production rigs. Other services revenue is comprised of metal stress relieving, wellhead installation and offshore painting and blasting services.

The following table shows segment information (net of intercompany transactions) for the three months ended March 31, 2007 and 2006 (in thousands):

Three Months Ended March 31,	Seismic	Transportation(1)	Environmental	Equipment Leasing	Other Services	Corporate	Total
2007
Operating revenues	$20,376	$1,444	$7,658	$7,938	$1,473	$—	$38,889
Operating income (loss)	5,656	134	1,752	2,331	(46)	(1,694)	8,133
Interest expense	20	17	17	256	4	1,256	1,570
Depreciation and amortization	514	120	396	917	28	90	2,065
Identifiable assets	35,606	18,762	20,548	56,450	3,083	22,871	157,320
Capital expenditures	56	180	471	2,689	74	260	3,730

2006
Operating revenues	$9,685	$—	$6,082	$1,894	$794	$—	$18,455
Operating income (loss)	1,744	—	1,605	571	330	(916)	3,334
Interest expense	—	—	13	29	—	1,074	1,116
Depreciation and amortization	772	—	278	185	52	—	1,287
Identifiable assets	15,727	—	14,535	19,928	1,595	20,380	72,165
Capital expenditures	59	—	407	164	11	—	641

(1)	The transportation segment began in conjunction with the acquisition of CHI in March 2007.

NOTE 7. ACQUISITIONS

PREHEAT, INC.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, $3.0 million (900,000 shares) of our common stock and $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”), and the assumption of approximately $1.5 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008, $0.5 million maturing in February 2009, and $0.8 million maturing in February 2009. The acquisition was accounted for using purchase accounting. Preheat is a leading provider of oilfield rental equipment services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition has increased our revenue and customer base and offers cross-selling opportunities to customers of our existing environmental division. The results of Preheat’s operations are included in our consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value (in thousands):

Current assets (includes cash of $1,822)	$8,773
Property and equipment	15,599
Other assets	6,406
Current liabilities	(2,008)
Deferred income tax liability	(4,213)
Assumption of debt	(1,515)

Purchase price	$23,042

RIG TOOLS, INC.

Effective November 10, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% promissory notes payable to certain stockholders, and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized to interest expense over the life of the notes. The acquisition was accounted for using purchase accounting. Rig Tools is a leading rental equipment supplier to land-based drilling contractors operating primarily in Louisiana and Texas. The acquisition has increased our revenue and customer base and offers cross-selling and geographic consolidation opportunities with our existing rental equipment and environmental divisions. The results of Rig Tools’ operations are included in our consolidated financial statements since the date of the acquisition.

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

Current assets (includes cash of $205)	$3,071
Fixed Assets	14,274
Other assets	6,032
Current liabilities	(1,264)
Deferred income tax liability	(5,593)
Assumption of debt	(2,520)

Purchase price	$14,000

CHARLES HOLSTON, INC.

On March 2, 2007, we acquired Charles Holston, Inc., pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of CHI for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain owners (“CHI Notes”) and the assumption of approximately $3.4 million in debt and other liabilities. The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The CHI Notes maturing in 2009 and 2010 are convertible into our common stock at $9.24 per share. The acquisition was accounted for using purchase accounting. CHI provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. CHI also operates salt water disposal wells. The addition of CHI expands our Environmental Services operations into the transportation and disposal of non-hazardous oilfield byproducts, and is an extension of that business unit. CHI also offers a wide variety of rental equipment including frac tanks, gas busters, generators, lighting systems and roll-off containers, which will complement the equipment currently offered by our oilfield rental equipment units, Preheat and Rig Tools. The results of CHI’s operations are included in our consolidated financial statements since the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value. The final allocation of the purchase price has not been completed. The allocation of the purchase price is subject to adjustment as acquired asset and liability values and tax elections are finalized and certain “look back” provisions are resolved (in thousands):

Current assets (includes cash of $2,676)	$9,158
Property and equipment	12,732
Other assets	7,820
Current liabilities	(3,284)
Assumption of debt	(3,426)

Purchase price	$23,000

CYPRESS ENERGY SERVICES

Effective February 16, 2007, we acquired certain assets of Cypress Energy for an aggregate acquisition price of $10.1 million, including $7.1 million in cash and $3.0 million in a 5% promissory note payable to certain stockholders. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009, and $1.0 million maturing in February 2010. The acquisition was accounted for using purchase accounting. The acquisition of the seismic drilling assets of Cypress Energy substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress Energy further strengthens the permitting and survey services offered to our customers. The results of Cypress Energy’s operations are included in our consolidated financial statements since the effective date of the acquisition.

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

Property and equipment	4,326
Other assets	5,724

Purchase price	$10,050

The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if Preheat, Rig Tools, CHI and Cypress Energy were acquired on January 1, 2006:

	Three Months Ended March 31,
	2006	2007
	(in thousands except per share amounts)
Operating revenue	$33,218	$48,157
Operating expenses:
Direct costs	21,473	30,800
Depreciation and amortization	2,363	2,640
General and administrative expenses	4,123	5,755

Total operating expenses	27,959	39,195

Operating income	5,259	8,962
Interest expense	(2,411)	(1,926)
Loss on debt extinguishment	—	(1,004)
Other income (expense), net	160	(20)

Income from continuing operations before income taxes	3,008	6,012
Provision for income tax expense	—	(2,315)

Net income	3,008	3,697
Dividends on preferred stock	(116)	(127)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(96)	(128)

Net income available to common stockholders	$2,796	$3,442

Basic income per share:
Net income available to common stockholders	$0.18	$0.20

Diluted income per share:
Net income available to common stockholders	$0.14	$0.15

Weighted average common shares outstanding:
Basic	15,521	17,206
Diluted	21,645	25,323

NOTE 8. INCOME TAXES

As of March 31, 2007, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $19.9 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to 2006, we had valuation allowances in place against the deferred tax asset arising from the NOLs. In 2006, we reversed the allowances in expectation of generating taxable income in the future. For the first quarter of 2007, we recorded a provision for income taxes of $2.1 million. We had approximately $2.8 million of unrecognized income tax benefits related to the exercise of common stock options. We are unable to recognize any of this benefit until we experience actual cash tax savings attributable to this deduction.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, or FIN 48. As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2003, 2004, 2005 and 2006 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

NOTE 9. RELATED PARTY TRANSACTIONS

As mentioned in Note 3, the Term Loan restricts the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred, which was issued to certain of our affiliates and executive officers, has been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock do not have warrants attached to them. During the three months ended March 31, 2007, 128 shares of Series C Preferred were issued as PIK dividends at par. In addition, PIK dividends representing 127 shares of Series C Preferred were declared during that same period.

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006 and March 31, 2007, the Preheat Notes had a balance of $4.0 million.

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and March 31, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.4 million at December 31, 2006 and March 31, 2007, respectively.

On March 2, 2007, we acquired Charles Holston, Inc., pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of CHI for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain CHI stockholders and the assumption of approximately $3.6 million in debt and other liabilities. The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At March 31, 2007, the CHI Notes had a balance of $5.0 million.

In connection with the acquisition of certain assets of Cypress Energy (See Note 7) effective February 16, 2007 we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At March 31, 2007, the Cypress Note had a balance of $3.0 million.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Trussco and Preheat acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

RECENT DEVELOPMENTS

On March 28, 2007, we announced the execution of a non-binding letter of intent to acquire certain assets of Bailey Operating, Inc. for $1.3 million in cash and $0.5 million in promissory notes. The assets to be acquired will include a salt water disposal well, related permits and well-site equipment located on approximately five acres of land in Bowie, Texas. OMNI currently operates two salt water disposal wells in Louisiana through its recent acquisition of Charles Holston, Inc.

Completion of the acquisition is subject to negotiation and execution of a mutually acceptable asset purchase agreement, completion of due diligence satisfactory to OMNI, and the approval of the Board of Directors of both companies. The purchase price will be paid from available working capital and closing is expected during the second quarter of 2007.

On April 25, 2007, Mr. Shawn Rice submitted notice of his intent to resign as the Vice President of Quality, Health, Safety and Environmental and Human Resources effective May 25, 2007. As a result of his resignation, the First Amended and Restated Employment Agreement effective November 30, 2004 between the Company and Mr. Rice will terminate on May 25, 2007

GENERAL

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

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, operational support, and permitting and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) dockside and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating primarily in the Gulf of Mexico, and (iii) a large fleet of oilfield equipment available for leasing on a daily basis. We operate in five business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services), Environmental Services, Equipment Leasing, Transportation and Other Services (which includes metal stress relieving, offshore cleaning and blasting and wellhead installations).

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

We completed the acquisition of Preheat, Inc. in February 2006. Preheat is a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. Preheat has a vast fleet of rental equipment including pressure washers, reverse osmosis machines and steam cleaners. In addition to the oilfield rental equipment, Preheat offers wellhead installation, stress relieving services and environmental pit cleaning services to drilling contractors. Preheat operates from locations in Belle Chasse and Broussard, Louisiana and Rock Springs, Wyoming. The addition of Preheat further expands our core business segments and provides us with integration opportunities with our Environmental Services segment.

In November 2006, we completed the acquisition of Rig Tools, Inc. Rig Tools maintains an extensive fleet of rental equipment for various oilfield and commercial applications including water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and, handling tools. It also offers certain land based environmental cleaning services. Rig Tools has operating facilities in Youngsville, Louisiana; and Navasota, Alice, Timpson and Teague, Texas.

In March 2007, we completed the acquisition of Charles Holston, Inc. CHI provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. CHI also operates salt water disposal wells in Richard and Gueydan, Louisiana. During early 2007, CHI expanded its equipment rental operations into the Rocky Mountain region of the United States. CHI maintains corporate offices in Jennings, Louisiana and dockside facilities in Cameron and Fourchon, Louisiana. CHI’s rental operations are located in Vernal, Utah.

Effective February 16, 2007, we completed the acquisition of certain assets of Cypress Consulting Services, Inc. (“Cypress Energy”). Cypress Energy currently operates in two distinct business areas (both of which are included in our Seismic Services Segment) – Seismic Services and Employee Leasing. The acquisition includes the assumption of approximately $20 million of seismic drilling contracts. The acquisition of the seismic drilling assets of Cypress Energy substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress Energy further strengthens the permitting and survey services offered to our customers. With the Cypress Energy acquisition, we also acquired their employee leasing division which employs skilled and unskilled personnel who provide contract labor services to various companies operating in the oil and gas industry. By integrating this workforce into our existing employee intensive business units, we believe we will be able to better manage temporary fluctuations in employee demands within those business units.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Operating revenue	$18,455	$38,889
Operating expenses:
Direct costs	11,444	23,575
Depreciation and amortization	1,287	2,065
General and administrative expenses	2,390	5,116

Total operating expenses	15,121	30,756

Operating income	3,334	8,133
Interest expense	(1,116)	(1,570)
Loss on debt extinguishment	—	(1,004)
Other income (expense), net	84	10

Income before income taxes	2,302	5,569
Provision for income taxes	—	(2,144)

Net income	2,302	3,425
Dividends and accretion of preferred stock	(116)	(127)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(96)	(128)

Net income available to common stockholders	$2,090	$3,170

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Operating revenues increased 110% or $20.4 million, from $18.5 million for the three months ended March 31, 2006 to $38.9 million for the three months ended March 31, 2007. This increase was due partially to our acquisitions of CHI effective March 2, 2007, Rig Tools effective November 1, 2006 and Preheat effective February 10, 2006 which contributed $2.8 million, $3.6 million, and $3.9 million, respectively, in revenue for the first quarter of 2007. Also, our seismic drilling services division, enhanced by the Cypress Energy transaction effective February 16, 2007, accounted for $10.6 million of the increase. These increases were offset by a decrease of $0.6 million in revenues related to Trussco.

Direct costs increased 107%, or $12.2 million, from $11.4 million for the three months ended March 31, 2006 to $23.6 million for the three months ended March 31, 2007. Direct costs as a result of the CHI, Rig Tools and Preheat acquisitions accounted for $1.9 million, $1.7 million and $2.0 million, respectively, of the overall increase. Direct costs relating to the seismic services division including the Cypress Energy transaction increased $6.7 million. $7.2 million of the total increase in direct costs relates to payroll costs and $3.6 million relates to third-party contract services.

Depreciation and amortization costs increased $0.8 million from $1.3 million for the three month period ended March 31, 2006 to $2.1 million for the three month period ended March 31, 2007. Depreciation expense increased $0.7 million due primarily to the increase in revenue-producing assets from the acquisitions of Preheat in February 2006, Rig Tools in November 2006, CHI in March 2007 and Cypress Energy in February 2007. Amortization expense increased $0.1 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $2.7 million, from $2.4 million during the three month period ended March 31, 2006 to $5.1 million during the same three month period of 2007 primarily as a result of the acquisitions of Preheat in February 2006, Rig Tools in November 2006, CHI in March 2007 and Cypress Energy in February 2007. Of this increase, $1.7 million relates to increased payroll costs.

Interest expense increased approximately $0.5 million from $1.1 million for the three month period ended March 31, 2006, to $1.6 million for the three month period ended March 31, 2007. The increase in interest expense was attributable to increased levels of debt including financing for the recent acquisitions. Interest expense includes $0.3 million related to amortization of deferred loan costs.

Loss on debt extinguishment increased $1.0 million from the first quarter of 2006 to the first quarter of 2007 as a result of the early payment of our previous revolving line of credit in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had approximately $3.4 million in cash and restricted cash compared to $13.7 million at December 31, 2006, and a working capital deficit of $4.6 million at March 31, 2007, compared to a surplus of $16.6 million at December 31, 2006. The decreases in cash and working capital from December 31, 2006 to March 31, 2007 are primarily due to an increase in the amount borrowed on our line of credit due to our recent acquisitions. At December 31, 2006, we borrowed $12.0 million on our Line of Credit to better illustrate for investors and financial analysts our funds availability at the end of the year. The amount was repaid on the first business day of the following year. There was no corresponding draw at March 31, 2007. Cash provided by operating activities was $5.8 million for the three months ended March 31, 2007 compared to $7.3 million for the same period in 2006.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and new business acquisitions. Thus far in 2007, we have acquired CHI and certain assets of Cypress Energy and approximately $1.5 million of vehicles, $1.4 million of equipment and $0.8 million of facility improvements. For the remainder of 2007, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations, increase Preheat’s, Rig Tools’ and CHI’s fleet of oilfield leasing equipment and explore strategic business opportunities.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of March 31, 2007, 76,977 shares have been issued under this agreement generating proceeds of $0.7 million.

Effective March 2, 2007, we completed a new $64.5 million credit facility (“Senior Credit Facilities”), including a $37.0 million term loan (“Term Loan”), a $25 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”) with a bank. With the proceeds from the Senior Credit Facilities, we (i) repaid approximately $22.0 million outstanding principal balance under our existing Term A and Term B loans; (ii) closed the acquisition of CHI; and (iii) completed the acquisition of certain assets of Cypress Energy. The balance of the proceeds available under the Senior Credit Facilities was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Loan closing costs of $1.4 million were incurred during the three months ended March 31, 2007 in conjunction with the Senior Credit Facility. Availability under the Revolver and Capex Loan at March 31, 2007 were $4.9 million and $2.5 million, respectively.

LONG-TERM DEBT

At December 31, 2006 and March 31, 2007, long-term debt consists of the following (in thousands):

	December 31, 2006	March 31, 2007
	(In thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (9.75% at December 31, 2006 and March 31, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,313
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	168
Promissory notes payable to certain former owners of Charles Holston, Inc. with interest at 5%, maturing in February 2008	—	1,000
Convertible promissory notes payable to certain former owners of Charles Holston, Inc. with interest at 5%, maturing in February 2009	—	2,000
Convertible promissory notes payable to certain former owners of Charles Holston, Inc. with interest at 5%, maturing in February 2010	—	2,000
Promissory notes payable to a certain former stockholder of Cypress Energy with interest at 5%, maturing in February 2010	—	3,000
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2008	2,667	2,667
Promissory notes payable to certain former stockholders of Preheat, Inc. with interest at 5%, maturing in February 2009	1,333	1,333
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2007, net of beneficial conversion of $426 at December 31, 2006 and $298 at March 31, 2007(1)	2,574	2,702
Convertible promissory notes payable to certain former stockholders of Rig Tools, Inc. with interest at 5%, maturing in November 2008, net of beneficial conversion of $156 at December 31, 2006 and $135 at March 31, 2007(1)	844	865
Promissory note payable to finance companies secured by vehicles	587	548
Promissory note payable to finance companies secured by equipment	491	466
Capital lease payable to a finance company secured by an aircraft	683	642
Capital lease payable to a finance company secured by equipment	—	56
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	479
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4.0% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term loan payable to a bank, variable interest rate at LIBOR plus 2.0% (7.32% at March 31, 2007), maturing March 2012, secured by various equipment	—	36,383

Total	$40,624	$55,622
Less: current maturities	(7,689)	(15,652)

Long-term debt, less current maturities	$32,935	$39,970

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”), with a bank. The new Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 90-day LIBOR interest rate plus 2.0% (7.23% at March 31, 2007) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of March 31, 2007, we had $20.1 million outstanding under the Revolver. Our additional availability under the Revolver was $4.9 million at March 31, 2007. Due to the lockbox arrangement and the subjective acceleration clause of the Revolver and the Line agreements, the debt under the Revolver and the Line have been classified as a current liability as of March 31, 2007 and December 31, 2006, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.32% at March 31, 2007). The Term Loan restricts the payment of cash dividends and contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facilities, we (i) repaid approximately $22.0 million outstanding principal balance under our previous Term A and Term B loans; (ii) closed the acquisition of Charles Holston, Inc.; and (iii) completed the acquisition of certain assets of Cypress Consulting Services, Inc. The balance of the proceeds available under the Senior Credit Facilities was used to pay fees and expenses of the aforementioned transactions and provide additional working capital.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. At March 31, 2007, we had not drawn on the Capex Loan. Consequently, there was no outstanding balance on the Capex Loan at March 31, 2007.

CAPITAL LEASES

Prior to February 2006, we leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008. In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease matures in 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows (in thousands):

	December 31, 2006	March 31, 2007
Aircraft	$1,010	$1,249
Equipment	—	58
Less: Accumulated depreciation	—	(25)

Capitalized cost, net	$1,010	$1,282

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $0.03 and $0.02 million for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum.

In August 2005, we satisfied two of the three holders of the Subordinated Promissory Notes. At December 31, 2006 and March 31, 2007, the remaining Subordinated Promissory Note had a balance of approximately $0.6 million and $0.5 million, respectively.

TRUSSCO NOTES

In connection with the acquisition of all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”), in June 2004, we issued $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007. The Stockholder Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $9.40 per share.

In May 2005, in connection with the completion of other financing, we entered into early debt extinguishment agreements (“Debt Extinguishment Agreements”) with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. In August 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

In July 2006, we prepaid the remaining amount of the Stockholder Notes resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006 and March 31, 2007, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and March 31, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.4 million at December 31, 2006 and March 31, 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired Charles Holston, Inc., pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc., (collectively “CHI”) (See Note 7). Subject to the terms and conditions of the Holston Purchase Agreement, we issued $5.0 million in 5% promissory notes payable to certain owners (“CHI Notes”). The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At March 31, 2007, the CHI Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Energy (See Note 7) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At March 31, 2007, the Cypress Note had a balance of $3.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2007 and accrue interest at rates ranging between 5.64% and 6.05%.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 and March 31, 2007 are comprised of eight marsh buggies. At March 31, 2007, no impairment of long-lived assets was necessary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2006. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-13 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below and in more detail in our Form 10-K filed on March 16, 2007, we identified a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-13(f) and 15d-15(f)) in connection with the work related to Management’s Annual Report on Internal Control over Financial Reporting. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective.

The material weakness was identified in the preparation of the Company’s provision for income taxes and related deferred taxes. A computational error was identified associated with its recent acquisitions and in its provision for various state income taxes. This material weakness resulted in an accounting adjustment that impacted goodwill and deferred income taxes. This accounting adjustment was recorded in the consolidated financial statements and related disclosures for the year ended December 31, 2006.

To remediate this matter, management, with the oversight of the Audit Committee, believes it has addressed the material weaknesses described above in our internal control over financial reporting and its impact over disclosure controls and procedures by engaging a reputable third party accounting firm to assist in the preparation of the Company’s tax provision and related disclosures. They are also available to assist in other technical accounting and reporting matters as they arise. Furthermore, we have enhanced the various tax provision calculations and added enhanced levels of review which we believe has addressed the matter that resulted in the above material weakness. As a result of the steps described above, which will be subject to our annual audit, we feel that we are making significant progress in remediating the material weakness identified at December 31, 2006.

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

There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
2.1	Member Interest Purchase and Sale Agreement dated January 16, 2007 by and between OMNI Energy Services Corp., BMJ Industrial Investments, L.L.C., a Texas limited liability company, Charles Holston, Inc., a Louisiana corporation, and Brian J. Recatto, Lawrence J. Shaw, III, and Matthew E. Miller (Incorporated by reference to Exhibit 10.1 to OMNI’s current report on Form 8-K filed with the SEC on January 22, 2007).

2.2	Asset Purchase Agreement dated January 24, 2007 by and between OMNI Energy Services Corp. and Cypress Consulting Services, Inc., d/b/a Cypress Energy Services, a Texas corporation and Dennis Gray (Incorporated by reference to Exhibit 10.1 to OMNI’s Current Report on Form 8-K filed with the SEC on January 30, 2007).

10.1	Loan and Security Agreement, dated February 28, 2007, by and among LaSalle Business Credit, LLC, the lenders identified therein, OMNI, the subsidiaries of OMNI identified therein and the other Credit Parties identified therein (Incorporated by reference to Exhibit 10.1 to OMNI’s Current Report on Form 8-K filed with the SEC on March 8, 2007).

10.2	Employment Agreement effective February 28, 2007 by and between Charles Holston, Inc., a Louisiana corporation, and Brian Recatto. (Incorporated by reference to Exhibit 10.1 to OMNI’s Current Report on Form 8-K filed with the SEC on March 8, 2007).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: May 10, 2007	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2007	/s/ Gregory B. Milton
Gregory B. Milton
Chief Accounting Officer
(Principal Financial Officer)