Form 10-Q/A
period 2007-03-31
OMNI ENERGY SERVICES CORP
filed 2007-06-19
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2007 (the “Amendment”) is filed solely to include in Exhibits 31.1 and 31.2 a reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting. This reference was inadvertently omitted from Exhibits 31.1 and 31.2 as filed on May 10, 2007 with the Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the “Original Filing”). Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing. No modification or update is otherwise made to any other disclosures or exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

ITEM 6 – EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: June 19, 2007	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 19, 2007	/s/ Gregory B. Milton
Gregory B. Milton
Chief Accounting Officer
(Interim Principal Financial Officer)