Form 10-Q
period 2007-06-30
OMNI ENERGY SERVICES CORP
filed 2007-08-09
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2007

or

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

As of August 6, 2007 there were 18,461,079 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2007
	(Dollars in thousands)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,576	$12,542
Restricted cash	1,114	1,114
Trade receivables, net	16,634	29,649
Other receivables	315	399
Parts and supplies inventory	3,792	4,868
Prepaid expenses and other current assets	4,663	4,404
Deferred tax asset	11,842	7,285
Current assets of discontinued operations	67	67
Assets held for sale	108	108

Total current assets	51,111	60,436

PROPERTY, PLANT AND EQUIPMENT, net	44,827	67,736

OTHER ASSETS:
Goodwill	14,521	12,684
Customer intangible assets, net	1,852	13,112
Licenses, permits and other intangible assets, net	4,308	7,802
Loan closing costs, net	3,356	4,735
Other assets	565	478

	24,602	38,811

TOTAL ASSETS	$120,540	$166,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,435	$14,298
Accrued expenses	3,702	4,626
Current maturities of long-term debt	7,689	16,244
Insurance notes payable	3,275	1,588
Line of credit	12,179	21,547
Current liabilities of discontinued operations	219	—

Total current liabilities	34,499	58,303

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	32,935	40,175
Deferred income taxes	13,680	13,222

Total long-term liabilities	46,615	53,397

Total liabilities	81,114	111,700

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2006 and June 30, 2007 and 5,607 and 5,484 shares of Series C issued and outstanding at December 31, 2006 and June 30, 2007, respectively, liquidation preference of $1,000 per share	1,285	1,162
Common stock, $0.01 par value, 45,000,000 shares authorized; 16,909,949 and 18,499,188 issued and 16,864,949 and 18,454,188 outstanding at December 31, 2006 and June 30, 2007, respectively	169	185
Preferred stock dividends declared	132	3
Additional paid-in capital	82,441	91,599
Accumulated deficit	(44,601)	(37,666)

Total stockholders’ equity	39,426	55,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,540	$166,983

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Operating revenue	$27,684	$48,121	$46,139	$87,010
Operating expenses:
Direct costs	16,711	31,172	28,155	54,747
Depreciation and amortization	1,472	2,922	2,759	4,987
General and administrative expenses	3,193	5,762	5,583	10,877

Total operating expenses	21,376	39,856	36,497	70,611

Operating income	6,308	8,265	9,642	16,399
Interest expense	(1,211)	(1,759)	(2,327)	(3,329)
Loss on debt extinguishment	—	—	—	(1,004)
Other income	92	54	176	65

Income before income taxes	5,189	6,560	7,491	12,131
Provision for income tax (expense) benefit	1,000	(2,543)	1,000	(4,687)

Net income	6,189	4,017	8,491	7,444
Dividends and accretion of preferred stock	(121)	(127)	(237)	(254)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(117)	(127)	(213)	(255)

Net income available to common stockholders	$5,951	$3,763	$8,041	$6,935

Basic income per share:
Net income available to common stockholders	$0.37	$0.21	$0.51	$0.39

Diluted income per share:
Net income available to common stockholders	$0.26	$0.15	$0.37	$0.29

Weighted average common shares outstanding:
Basic	16,105	17,914	15,814	17,562
Diluted	24,031	26,412	23,115	25,802

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(in thousands, except share amounts)
BALANCE, December 31, 2006	5,636	$1,285	16,909,949	$169
— Stock based compensation	—	—	—	—
— Stock options and warrants exercised	—	—	729,451	7
— Common stock issued	—	—	665,429	7
— Preferred stock dividends paid in kind	256	256	—	—
— Preferred stock dividends declared	—	—	—	—
— Preferred stock conversion	(379)	(379)	194,359	2
— Beneficial conversion feature associated with preferred stock	—	—	—	—
— Net income	—	—	—	—

BALANCE, June 30, 2007	5,513	$1,162	18,499,188	$185

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
BALANCE, December 31, 2006	$132	$82,441	$(44,601)	$39,426
— Stock based compensation	—	497	—	497
— Stock options and warrants exercised	—	1,679	—	1,686
— Common stock issued	—	6,350	—	6,357
— Preferred stock dividends paid in kind	(256)	—	—	—
— Preferred stock dividends declared	127	—	(254)	(127)
— Preferred stock conversion	—	377	—	—
— Beneficial conversion feature associated with preferred stock	—	255	(255)	—
— Net income	—	—	7,444	7,444

BALANCE, June 30, 2007	$3	$91,599	$(37,666)	$55,283

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2006	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,491	$7,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,759	4,987
Amortization of deferred loan issuance costs	400	507
(Gain) loss on fixed asset disposition	(74)	13
Stock based compensation expense	228	497
Accretion of discount on convertible notes	—	298
Loss on debt extinguishment	—	1,004
Deferred income taxes	(1,000)	4,687
Changes in operating assets and liabilities:
Trade receivables	(1,971)	(7,734)
Other receivables	648	(3)
Parts and supplies inventory	(434)	(1,022)
Prepaid expenses and other current assets	982	1,743
Other assets	(282)	138
Accounts payable and accrued expenses	3,657	4,042

Net cash provided by operating activities	13,404	16,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,509)	(9,229)
Proceeds from disposal of property, plant and equipment	106	190
Acquisitions, net of cash received	(14,178)	(23,673)
Proceeds from collection of other receivable	2,518	184
Increase in restricted cash	(1,114)	—

Net cash used in investing activities	(14,177)	(32,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	13,033	14,934
Proceeds from issuance of common stock for cash and exercise of stock options and warrants	582	8,043
Preferred stock dividends	—	(6)
Principal payments on long-term debt	(4,612)	(16,057)
Loan closing costs	(602)	(2,289)
Borrowings on line of credit, net	7,610	11,268

Net cash provided by financing activities	16,011	15,893

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,238	(34)
Cash and cash equivalents, at beginning of period	174	12,576

Cash and cash equivalents, at end of period	$15,412	$12,542

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Six Months Ended June 30,
	2006	2007
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,903	$2,784

NON-CASH TRANSACTIONS:

Equipment under capital lease paid off under sale/leaseback	$596	$—

Equipment financed through capital lease	$—	$58

Equipment note paid off under sale/leaseback	$—	$201

Dividends declared but not paid	$237	$—

Preferred stock issued as dividends paid-in-kind	$235	$127

Beneficial conversion feature of preferred stock	$213	$255

Conversion of preferred stock to common	$—	$377

Premiums financed with insurance carrier	$—	$609

Notes payable issued to former owners of acquired entities	$4,000	$8,500

Stock issued in acquisition	$3,042	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 and June 30, 2007 are comprised of eight marsh buggies. At June 30, 2007, no impairment of long-lived assets was necessary.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2006 and June 30, 2007 represents cash held in escrow related to the purchase of an aircraft.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. As of June 30, 2007, the OMNI Energy Services Corp. Stock Incentive Plan, as amended, provides for 2,750,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

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

There was $0.4 million and $0.5 million of compensation cost related to the vesting of non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and six months ended June 30, 2007, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2006 and 2007, respectively, was $3.08 and $4.68 per option.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Expected volatility	52.69%	37.81%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.87%	4.61%
Expected option term (years)	6.50	6.50

The following table summarizes information about stock option activity for the three and six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	856,367	$3.59	8.1	$5,309
Granted	—	—
Exercised	(152,357)	2.19
Lapsed or canceled	(2,627)	5.14

Outstanding at March 31, 2007	701,383	$3.88	8.4	$4,416
Granted	386,800	10.04
Exercised	(34,344)	3.35
Lapsed or canceled	(23,010)	3.59

Outstanding at June 30, 2007	1,030,829	$6.22	7.90	$5,149

Exercisable at June 30, 2007	428,892	$4.20	4.86	$3,008

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and six months ended June 30, 2007 was approximately $0.4 million and $1.4 million (employee share), respectively. During the three and six months ended June 30, 2007, the amount of cash we retained from the exercise of stock options was approximately $0.1 million and $0.5 million (Company share), respectively. The following table summarizes information about non-vested stock option awards as of June 30, 2007 and changes for the three and six months ended June 30, 2007:

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31,2006	382,157	$2.69
Granted	—	—
Vested	(43,699)	2.42
Forfeited	(2,627)	2.90

Non-vested at March 31, 2007	335,831	$2.73
Granted	386,800	4.68
Vested	(97,684)	3.97
Forfeited	(23,010)	2.25

Non-vested at June 30, 2007	601,937	$3.80

At June 30, 2007, there was $2.3 million of total unrecognized compensation cost related to non-vested, non-qualified stock option awards that is expected to be recognized over a weighted-average period of 2.28 years.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles in the United States and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as permitted, and are currently evaluating the impact adoption may have on our financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2006 and June 30, 2007, respectively:

	December 31, 2006	June 30, 2007
	(in thousands)
Land	$697	$793
Construction in progress	1,248	803
Building and improvements	6,601	8,097
Drilling, field and support equipment	57,019	81,622
Shop equipment	594	1,086
Office equipment	2,039	2,226
Aircraft	1,010	1,259
Vehicles	4,436	4,812

	73,644	100,698
Less: accumulated depreciation	(28,817)	(32,962)

Total property, plant and equipment, net	$44,827	$67,736

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2006 and June 30, 2007, long-term debt consists of the following:

	December 31, 2006	June 30, 2007
	(in thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (9.75% at December 31, 2006 and June 30, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,294
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	163
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates from February 2008 through February 2010	4,000	8,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates from November 2007 through February 2010, net of beneficial conversion of $582 at December 31, 2006 and $284 at June 30, 2007	3,418	7,716
Promissory notes payable to finance companies secured by vehicles and equipment	1,078	715
Capital leases payable to finance companies secured by an aircraft and equipment	683	655
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	387
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4.0% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2.0% (7.32% at June 30, 2007), maturing March 2012, secured by various equipment	—	36,989

Total	$40,624	$56,419
Less: current maturities	(7,689)	(16,244)

Long-term debt, less current maturities	$32,935	$40,175

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”), with a bank. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR interest rate plus 2.0% (7.32% at June 30, 2007) and matures in March 2012. The

Revolver is collateralized by accounts receivable and inventory. As of June 30, 2007, we had $21.5 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause of the Revolver and the Line agreements, the debt under the Revolver and the Line have been classified as a current liability as of June 30, 2007 and December 31, 2006, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.32% at June 30, 2007). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million outstanding principal balance under our previous Term A and Term B loans; (ii) closed the acquisition of Charles Holston, Inc.; and (iii) completed the acquisition of certain assets of Cypress Consulting Services, Inc. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Effective April 29, 2007, the loan and security agreement was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.32% at June 30, 2007). As of June 30, 2007, we had $2.5 million outstanding under the Capex Loan.

At June 30, 2007, we had exceeded the annual capital expenditure limitation included in our Senior Credit Facility. Subsequently, the Lender has approved an amendment to the Senior Credit Facility to increase the capital expenditure covenant from $8.0 to $12.0 million, which allows us to be in compliance with the covenant.

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

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2006	June 30, 2007
	(in thousands)
Aircraft	$1,010	$1,259
Equipment	—	58
Less: Accumulated depreciation	—	(50)

Capitalized cost, net	$1,010	$1,267

Depreciation expense for the three and six months ended June 30, 2007 and 2006 was approximately $0.03 million and $0.02 million and approximately $0.00 million and $0.19 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum.

In August 2005, we satisfied two of the three holders of the Subordinated Promissory Notes. At December 31, 2006 and June 30, 2007, the remaining Subordinated Promissory Note had a balance of approximately $0.6 million and $0.4 million, respectively.

TRUSSCO NOTES

In connection with the acquisition of all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”), in June 2004, we issued $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007. The Stockholder Notes could have been prepaid at any time and were convertible into shares of our common stock at a price of $9.40 per share.

In May 2005, in connection with the completion of other financing, we entered into early debt extinguishment agreements with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. In August 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in cash, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

In July 2006, we prepaid the remaining amount of the Stockholder Notes resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2006 and June 30, 2007, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and June 30, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.3 million at December 31, 2006 and June 30, 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired Charles Holston, Inc., pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc., (collectively “CHI”) (See Note 7). Subject to the terms and conditions of the Holston Purchase Agreement, we issued $5.0 million in 5% promissory notes payable to certain CHI owners (“CHI Notes”). The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At June 30, 2007, the CHI Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. (“Cypress Energy”) (See Note 7) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At June 30, 2007, the Cypress Note had a balance of $3.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) (See Note 7) effective June 7, 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At June 30, 2007, the Bailey Note had a balance of $0.5 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2007 and accrue interest at rates ranging between 5.64% and 6.05%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Preheat, Inc. maintained a partially self-insured program for a portion of its workers’ compensation, liability and auto coverages. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of June 30, 2007, we had no accrued liabilities related to health care and workers’ compensation claims.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of June 30, 2007.

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

EXECUTIVE COMPENSATION AGREEMENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (“RSA”) with certain executive officers. The new RSAs replace prior restricted stock agreements. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse. The intrinsic value of this award at June 30, 2007 is $12.5 million but no compensation expense has been recorded at June 30, 2007 because the award is contingent on future events none of which are considered probable at June 30, 2007.

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

We have entered into employment agreements with two of our divisional vice presidents. Each of the contracts is effective until December 2008 and have provisions for automatic annual renewals unless either party gives notice of non-renewal as provided under the terms of the employment contracts.

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

NOTE 5. STOCKHOLDERS’ EQUITY

COMMON STOCK

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of June 30, 2007, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million.

PREFERRED STOCK

In May 2001, we issued $4.6 million of the Company’s Series B Preferred. The Series B Preferred was convertible into common stock of the Company at a conversion price of $1.25 per share. The Preferred Stock earned dividends at a rate of 8%. In 2004, we redeemed an aggregate of 4,571 shares of the Series B Preferred for $4.9 million, including accrued dividends of $0.3 million. At December 31, 2006 and June 30, 2007, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

Historically, the Term Loan restricted the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as payment-in-kind (“PIK”) dividends with similar conversion terms. These additional shares of preferred stock do not have warrants attached to them. During the three and six months ended June 30, 2007, 128 and 256 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the Series C Preferred stock issued as PIK dividends resulted in a beneficial conversion feature totaling $0.1 million and $0.3 million, respectively for the three and six months ended June 30, 2007. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital. Effective April 29, 2007, the agreements governing the Term Loan were amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to June 2007 were paid in cash in July 2007.

At June 30, 2007, 5,484 shares of Series C Preferred remain outstanding and are convertible into 2,812,308 shares of our common stock.

A summary of our warrants as of June 30, 2007 and changes during the three and six months then ended are presented below:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Balance at December 31, 2006	6,860,650	$2.73
Granted	—	—
Exercised	425,750	2.17
Forfeited	—	—

Balance at March 31, 2007	6,434,900	$2.77
Granted	—	—
Exercised	117,000	2.70
Forfeited	—	—

Balance at June 30, 2007	6,317,900	$2.77

Exercisable at June 30, 2007	6,317,900	$2.77

The exercise of warrants during the three and six months ended June 30, 2007 generated proceeds of $0.3 million and $1.2 million, respectively.

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

For the three and six months ended June 30, 2007, we had 289,888 and 181,957 options, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Stockholder Notes convertible into 500,000 shares of common stock were excluded from the calculation for the three and six months ended June 30, 2007.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and six months ended June 30, 2006 and 2007, respectively:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders and common equivalent shares	$5,951	16,105	$3,763	17,914
Add: Options, preferred stock, warrants and notes convertible into common stock	238	7,926	305	8,498

Diluted EPS net income available to common stockholders and common equivalent shares	$6,189	24,031	$4,068	26,412

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders and common equivalent shares	$8,041	15,814	$6,935	17,562
Add: Options, preferred stock, warrants and notes convertible into common stock	450	7,301	577	8,240

Diluted EPS net income available to common stockholders and common equivalent shares	$8,491	23,115	$7,512	25,802

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five operating segments – Seismic Services, Transportation, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Services segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

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

The following table shows segment information (net of intercompany transactions) for the three and six months ended June 30, 2007 and 2006:

Three Months Ended June 30,	Seismic Services	Transportation (1)	Environmental	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2007
Operating revenues	$22,645	$4,464	$10,362	$7,283	$3,367	$—	$48,121
Operating income (loss)	5,285	329	2,572	1,082	958	(1,961)	8,265
Interest expense	43	47	7	253	13	1,396	1,759
Depreciation and amortization	729	450	452	1,103	89	99	2,922
Identifiable assets	31,709	19,010	21,436	59,384	3,458	31,986	166,983
Capital expenditures	36	742	385	3,439	304	593	5,499
2006
Operating revenues	$14,631	$—	$7,651	$3,750	$1,652	$—	$27,684
Operating income (loss)	3,203	—	2,240	1,379	763	(1,277)	6,308
Interest expense	—	—	13	50	—	1,148	1,211
Depreciation and amortization	753	—	290	414	15	—	1,472
Identifiable assets	15,861	183	15,388	18,503	3,669	29,156	82,760
Capital expenditures	64	—	357	410	5	15	851

Six Months Ended June 30,	Seismic Services	Transportation (1)	Environmental	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2007
Operating revenues	$43,021	$5,908	$18,020	$15,222	$4,839	$—	$87,010
Operating income (loss)	10,941	463	4,324	3,413	913	(3,655)	16,399
Interest expense	63	64	24	509	17	2,652	3,329
Depreciation and amortization	1,243	570	848	2,020	117	189	4,987
Identifiable assets	31,709	19,010	21,436	59,384	3,458	31,986	166,983
Capital expenditures	92	922	856	6,128	378	853	9,229
2006
Operating revenues	$24,316	$—	$13,733	$5,644	$2,446	$—	$46,139
Operating income (loss)	4,947	—	3,845	1,950	1,093	(2,193)	9,642
Interest expense	—	—	26	78	—	2,223	2,327
Depreciation and amortization	1,525	—	568	599	67	—	2,759
Identifiable assets	15,861	183	15,388	18,503	3,669	29,156	82,760
Capital expenditures	123	—	781	574	16	15	1,509

(1)	The transportation segment began in conjunction with the acquisition of CHI in March 2007.

NOTE 7. ACQUISITIONS

PREHEAT, INC.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, $3.0 million (900,000 shares) of our common stock and $4.0 million in 5% promissory notes payable to certain stockholders, and the assumption of approximately $1.5 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. The acquisition was accounted for using purchase accounting. Preheat is a leading provider of oilfield rental equipment services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition has increased our revenue and customer base and offers cross-selling opportunities to customers of our existing environmental division. The results of Preheat’s operations are included in our consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value (in thousands):

Current assets (includes cash of $1,822)	$8,773
Property and equipment	15,599
Other assets, including customer intangibles	6,406
Current liabilities	(2,008)
Deferred income tax liability	(4,213)
Assumption of debt	(1,515)

Purchase price	$23,042

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

Current assets (includes cash of $205)	$3,071
Property and equipment	14,274
Other assets, including customer intangibles	6,032
Current liabilities	(1,264)
Deferred income tax liability	(5,593)
Assumption of debt	(2,520)

Purchase price	$14,000

CHARLES HOLSTON, INC.

On March 2, 2007, we acquired CHI pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of CHI for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain owners and the assumption of approximately $3.4 million in debt and other liabilities. The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The CHI Notes maturing in 2009 and 2010 are convertible into our common stock at $9.24 per share. The acquisition was accounted for using purchase accounting. CHI provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. CHI also operates salt water disposal wells. The addition of CHI expands our Environmental Services operations into the transportation and disposal of non-hazardous oilfield byproducts, and is an extension of that business unit. CHI also offers a wide variety of rental equipment including frac tanks, gas busters, generators, lighting systems and roll-off containers, which complements the equipment currently offered by our oilfield rental equipment units, Preheat and Rig Tools. The results of CHI’s operations are included in our consolidated financial statements since the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this acquisition. The property and equipment are amortized over three to ten years with no residual value. The final allocation of the purchase price has not been completed. The allocation of the purchase price is subject to adjustment as acquired asset and liability values and tax elections are finalized and certain “look back” provisions are resolved (in thousands):

Current assets (includes cash of $2,676)	$9,158
Property and equipment	13,370
Other assets, including customer intangibles	7,182
Current liabilities	(3,284)
Assumption of debt	(3,426)

Purchase price	$23,000

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this acquisition. The property and equipment are amortized over three to ten years with no residual value. The final allocation of the purchase price has not been completed. The allocation of the purchase price is subject to adjustment as acquired asset and liability values are finalized and certain “look back” provisions are resolved (in thousands):

Property and equipment	$4,352
Other assets, including customer intangibles	5,698

Purchase price	$10,050

BAILEY OPERATING, INC.

Effective June 7, 2007, we acquired certain assets of BOI for an aggregate acquisition price of $1.8 million, including $1.3 million in cash and $0.5 million in a 5% promissory note payable to BOI. The Bailey Note is payable on or before May 31, 2010. The acquisition was accounted for using purchase accounting. The acquisition of the assets of BOI geographically extends our core businesses into the Barnett Shale region, currently one of the most prolific onshore regions in the United States for oil and gas exploration. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also establishes a platform for further geographic expansion of our core businesses. We expect to immediately expand our Transportation Services and Equipment Leasing operations into this Barnett Shale region. Thereafter, follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration. The results of BOI’s operations are included in our consolidated financial statements since the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this acquisition. The property and equipment are amortized over three to ten years with no residual value. The final allocation of the purchase price has not been completed. The allocation of the purchase price is subject to adjustment as acquired asset and liability values are finalized and certain “look back” provisions are resolved (in thousands):

Property and equipment	$579
Other assets	1,220

Purchase price	$1,799

The results of BOI prior to acquisition are considered immaterial and are therefore not included below. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if Preheat, Rig Tools, CHI and Cypress Energy were acquired on January 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Operating revenue	$45,278	$48,121	$78,495	$96,278
Operating expenses:
Direct costs	30,163	31,172	51,635	61,971
Depreciation and amortization	2,368	2,922	4,731	5,562
General and administrative expenses	4,621	5,762	8,744	11,517

Total operating expenses	37,152	39,856	65,110	79,050

Operating income	8,126	8,265	13,385	17,228
Interest expense	(2,283)	(1,759)	(4,694)	(3,686)
Loss on debt extinguishment	—	—	—	(1,004)
Other income (expense), net	174	54	334	35

Income from continuing operations before income taxes	6,017	6,560	9,025	12,573
Provision for income tax expense	1,000	(2,543)	1,000	(4,858)

Net income	7,017	4,017	10,025	7,715
Dividends on preferred stock	(121)	(127)	(237)	(254)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(117)	(127)	(213)	(255)

Net income available to common stockholders	$6,779	$3,763	$9,575	$7,206

Basic income per share:
Net income available to common stockholders	$0.42	$0.21	$0.61	$0.41

Diluted income per share:
Net income available to common stockholders	$0.29	$0.15	$0.43	$0.30

Weighted average common shares outstanding:
Basic	16,105	17,914	15,814	17,562
Diluted	24,139	26,412	23,331	25,874

NOTE 8. INCOME TAXES

As of June 30, 2007, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $12.6 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to 2006, we had valuation allowances in place against the deferred tax asset arising from the NOLs. In 2006, we reversed the allowances in expectation of generating taxable income in the future. For the first half of 2007, we recorded a provision for income taxes of $4.7 million. We had approximately $1.5 million of unrecognized income tax benefits related to the exercise of common stock options. We are unable to recognize any of this benefit until we experience actual cash tax savings attributable to this deduction.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or “FIN 48”. As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2003, 2004, 2005 and 2006 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

NOTE 9. RELATED PARTY TRANSACTIONS

As mentioned in Note 3, the Term Loan previously restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred, which was issued to certain of our affiliates and executive officers, has been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock do not have warrants attached to them. During the three and six months ended June 30, 2007, 128 and 256 shares of Series C Preferred were issued, respectively, as PIK dividends at par. Effective April 29, 2007, the agreements governing the Term Loan were amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to June 2007 of $0.1 million were paid in cash in July 2007.

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc., we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2006 and June 30, 2007, the Preheat Notes had a balance of $4.0 million.

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc., we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and June 30, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.3 million at December 31, 2006 and June 30, 2007, respectively.

On March 2, 2007, we acquired CHI pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of CHI for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain CHI stockholders and the assumption of approximately $3.6 million in debt and other liabilities. The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At June 30, 2007, the CHI Notes had a balance of $5.0 million.

In connection with the acquisition of certain assets of Cypress Energy effective February 16, 2007 we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At June 30, 2007, the Cypress Note had a balance of $3.0 million.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Rig Tools, CHI and Cypress acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, operational support, and permitting and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) dockside and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating primarily in the Gulf of Mexico, and (iii) a large fleet of oilfield equipment available for leasing on a daily basis. We operate in five business segments: Seismic Services (which includes seismic drilling, permitting and survey services), Environmental Services, Equipment Leasing, Transportation and Other Services (which includes metal stress relieving, offshore cleaning and blasting and wellhead installations).

The principal market of our Seismic Services segment is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In 1997, we commenced operations in the mountainous regions of the Western United States, and in 2003, we initiated seismic drilling activities in various Transition Zone regions of Mexico.

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

In March 2007, we completed the acquisition of Charles Holston, Inc. pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire BMJ Industrial Investments, L.L.C., and its wholly-owned subsidiary, Charles Holston, Inc. (collectively “CHI”). CHI provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. CHI also operates salt water disposal wells in Richard and Gueydan, Louisiana. During early 2007, CHI expanded its equipment rental operations into the Rocky Mountain region of the United States. CHI maintains corporate offices in Jennings, Louisiana and dockside facilities in Cameron and Fourchon, Louisiana. CHI’s rental operations are located in Vernal, Utah.

Effective June 7, 2007, we completed the acquisition of certain assets of Bailey Operating, Inc. (“BOI”). The assets acquired include a salt water disposal well, related permits and well-site equipment located on approximately five acres of land in Bowie, Texas. We currently operate two salt water disposal wells in Louisiana through our recent acquisition of CHI. The acquisition of the assets of BOI geographically extends our core businesses into the Barnett Shale region, currently one of the most prolific onshore regions in the United States for oil and gas exploration. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also establishes a platform for further geographic expansion of our core businesses. We expect to immediately expand our Transportation Services and Equipment Leasing operations into this Barnett Shale region. Thereafter, follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Operating revenue	$27,684	$48,121	$46,139	$87,010
Operating expenses:
Direct costs	16,711	31,172	28,155	54,747
Depreciation and amortization	1,472	2,922	2,759	4,987
General and administrative expenses	3,193	5,762	5,583	10,877

Total operating expenses	21,376	39,856	36,497	70,611

Operating income	6,308	8,265	9,642	16,399
Interest expense	(1,211)	(1,759)	(2,327)	(3,329)
Loss on debt extinguishment	—	—	—	(1,004)
Other income	92	54	176	65

Income before income taxes	5,189	6,560	7,491	12,131
Provision for income tax (expense) benefit	1,000	(2,543)	1,000	(4,687)

Net income	6,189	4,017	8,491	7,444
Dividends and accretion of preferred stock	(121)	(127)	(237)	(254)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(117)	(127)	(213)	(255)

Net income available to common stockholders	$5,951	$3,763	$8,041	$6,935

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Operating revenues increased 74% or $20.4 million, from $27.7 million for the three months ended June 30, 2006 to $48.1 million for the three months ended June 30, 2007. This increase was due partially to our acquisitions of CHI effective March 2, 2007, Rig Tools effective November 1, 2006 and Preheat effective February 10, 2006 which contributed $6.6 million, $3.6 million, and $0.6 million, respectively, in revenue for the first quarter of 2007. Also, our Seismic Services segment, enhanced by the Cypress Energy transaction effective February 16, 2007, accounted for $8.0 million of the increase. Also, our Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition effective March 2, 2007, accounted for $1.6 million of the increase.

Direct costs increased 87%, or $14.5 million, from $16.7 million for the three months ended June 30, 2006 to $31.2 million for the three months ended June 30, 2007. Direct costs as a result of the CHI, Rig Tools and Preheat acquisitions accounted for $4.9 million, $1.9 million and $1.1 million, respectively, of the overall increase. Direct costs relating to the Seismic Services segment including the Cypress Energy transaction and the Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition increased $5.4 million and $1.2 million, respectively. Of the total increase, $7.4 million relates to payroll costs and $2.4 million relates to third-party contract services.

Depreciation and amortization costs increased $1.4 million from $1.5 million for the three month period ended June 30, 2006 to $2.9 million for the three month period ended June 30, 2007. Depreciation expense increased $1.1 million due primarily to the increase in revenue-producing assets from the acquisitions of Preheat in February 2006, Rig Tools in November 2006, Cypress Energy in February 2007 and CHI in March 2007. Amortization expense increased $0.3 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $2.6 million, from $3.2 million during the three month period ended June 30, 2006 to $5.8 million during the same three month period of 2007 primarily as a result of the acquisitions of Preheat, Rig Tools, CHI and Cypress Energy. Of this increase, $1.3 million relates to increased payroll costs.

Interest expense increased approximately $0.6 million from $1.2 million for the three month period ended June 30, 2006, to $1.8 million for the three month period ended June 30, 2007. The increase in interest expense was attributable to increased levels of debt including financing for the recent acquisitions. Interest expense includes $0.2 million and $0.3 million for the three month periods ended June 30, 2006 and 2007, respectively, related to amortization of deferred loan costs.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Operating revenues increased 89% or $40.9 million, from $46.1 million for the six months ended June 30, 2006 to $87.0 million for the six months ended June 30, 2007. This increase was due partially to our acquisitions of CHI effective March 2, 2007 and Rig Tools effective November 1, 2006 which contributed $9.5 million and $7.4 million, respectively, in revenue for the first half of 2007. The Preheat acquisition, effective February 10, 2006 accounted for $4.4 million of the increase in revenue for the first half of 2007. Our Seismic Services segment, enhanced by the Cypress Energy transaction effective February 16, 2007, accounted for $18.7 million of the increase. Our Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition effective March 2, 2007, accounted for $0.9 million of the increase.

Direct costs increased 94%, or $26.5 million, from $28.2 million for the six months ended June 30, 2006 to $54.7 million for the six months ended June 30, 2007. Direct costs as a result of the CHI, Rig Tools and Preheat acquisitions accounted for $6.8 million, $3.6 million and $3.0 million, respectively, of the overall increase. Direct costs relating to the Seismic Services segment including the Cypress Energy transaction and the Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition increased $12.1 million and $1.0 million, respectively. $13.0 million of the total increase in direct costs relates to payroll costs and $5.4 million relates to third-party contract services.

Depreciation and amortization costs increased $2.2 million from $2.8 million for the six month period ended June 30, 2006 to $5.0 million for the six month period ended June 30, 2007. Depreciation expense increased $1.7 million due primarily to the increase in revenue-producing assets from the acquisitions of Preheat in February 2006, Rig Tools in November 2006, Cypress Energy in February 2007 and CHI in March 2007. Amortization expense increased $0.5 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $5.3 million, from $5.6 million during the six month period ended June 30, 2006 to $10.9 million during the same six month period of 2007 primarily as a result of the acquisitions of Preheat, Rig Tools, Cypress Energy and CHI. Of this increase, $3.0 million relates to increased payroll costs.

Interest expense increased approximately $1.0 million from $2.3 million for the six month period ended June 30, 2006, to $3.3 million for the six month period ended June 30, 2007. The increase in interest expense was attributable to increased levels of debt including financing for the recent acquisitions. Interest expense includes $0.4 million and $0.5 million, respectively, for the six months ended June 30, 2006 and 2007, related to amortization of deferred loan costs.

Loss on debt extinguishment increased $1.0 million from the first six months of 2006 to the first six months of 2007 as a result of the early payment of our previous revolving line of credit in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

Effective March 2, 2007, we completed a new $64.5 million credit facility (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”) with a bank. The Revolver replaced our previous line of credit (the “Line”). With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million outstanding principal balance under our existing Term A and Term B loans; (ii) closed the acquisition of CHI; and (iii) completed the acquisition of certain assets of Cypress Energy. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Loan closing costs of $2.3 million were incurred during the six months ended June 30, 2007 in conjunction with the Senior Credit Facility.

At June 30, 2007, we had approximately $13.7 million in cash and restricted cash compared to $13.7 million at December 31, 2006, and working capital of $2.1 million at June 30, 2007, compared to $16.6 million at December 31, 2006. The decrease in working capital from December 31, 2006 to June 30, 2007 is primarily due to an increase in the amount borrowed on the Revolver due to our recent acquisitions. At December 31, 2006 and June 30, 2007, we borrowed $12.0 million on the Line and Revolver, respectively, to better illustrate for investors and financial analysts our funds availability at the end of the year. The amount was repaid on the first business day of the following month. Cash provided by operating activities was $16.6 million for the six months ended June 30, 2007 compared to $13.4 million for the same period in 2006.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and new business acquisitions. Thus far in 2007, we have acquired CHI and certain assets of Cypress

Energy and BOI and approximately $3.0 million of vehicles, $4.6 million of equipment and $1.4 million of facility improvements. For the remainder of 2007, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations, increase Preheat’s, Rig Tools’ and CHI’s fleet of oilfield leasing equipment, expand CHI’s fleet of transportation equipment and explore strategic business opportunities.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of June 30, 2007, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million.

LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2006 and June 30, 2007, long-term debt consists of the following (in thousands):

	December 31, 2006	June 30, 2007
	(in thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (9.75% at December 31, 2006 and June 30, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,294
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	163
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates from February 2008 through February 2010	4,000	8,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates from November 2007 through February 2010, net of beneficial conversion of $582 at December 31, 2006 and $284 at June 30, 2007	3,418	7,716
Promissory notes payable to finance companies secured by vehicles and equipment	1,078	715
Capital leases payable to finance companies secured by an aircraft and equipment	683	655
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	387
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8.0% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4.0% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2.0% (7.32% at June 30, 2007), maturing March 2012, secured by various equipment	—	36,989

Total	$40,624	$56,419
Less: current maturities	(7,689)	(16,244)

Long-term debt, less current maturities	$32,935	$40,175

SENIOR CREDIT FACILITY

Effective March 2, 2007, we completed the $64.5 million Senior Credit Facility, which includes the $37.0 million Term Loan, the $25.0 million Revolver, and a $2.5 million Capex Loan. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR interest rate plus 2.0% (7.32% at June 30, 2007) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of June 30, 2007, we had $21.5 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause of the Revolver and the Line agreements, the debt under the Revolver and the Line have been classified as a current liability as of June 30, 2007 and December 31, 2006, as required by EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.32% at June 30, 2007). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million outstanding principal balance under our previous Term A and Term B loans; (ii) closed the acquisition of CHI; and (iii) completed the acquisition of certain assets of Cypress Energy. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Effective April 29, 2007, the agreements governing the Term Loan were amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.32% at June 30, 2007). As of June 30, 2007, we had $2.5 million outstanding under the Capex Loan.

At June 30, 2007, we had exceeded the annual capital expenditure limitation included in our Senior Credit Facility. Subsequently, the Lender has approved an amendment to the Senior Credit Facility to increase the capital expenditure covenant from $8.0 to $12.0 million, which allows us to be in compliance with the covenant.

CAPITAL LEASES

Prior to February 2006, we leased several vehicles used in our Seismic Services segment under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008. In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease matures in 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2006	June 30, 2007
	(in thousands)
Aircraft	$1,010	$1,259
Equipment	—	58
Less: Accumulated depreciation	—	(50)

Capitalized cost, net	$1,010	$1,267

Depreciation expense for the three and six months ended June 30, 2007 and 2006 was approximately $0.03 and $0.02 million and $0.00 million and $0.19 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum.

In August 2005, we satisfied two of the three holders of the Subordinated Promissory Notes. At December 31, 2006 and June 30, 2007, the remaining Subordinated Promissory Note had a balance of approximately $0.6 million and $0.4 million, respectively.

TRUSSCO NOTES

In connection with the acquisition of all of the issued and outstanding stock of Trussco, Inc. and all of the membership interests in Trussco Properties, L.L.C. (collectively “Trussco”), in June 2004, we issued $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007. The Stockholder Notes could have been prepaid at any time and were convertible into shares of our common stock at a price of $9.40 per share.

In May 2005, in connection with the completion of other financing, we entered into early debt extinguishment agreements with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4. In August 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in cash, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

In July 2006, we prepaid the remaining amount of the Stockholder Notes resulting in a $0.01 million gain from the early extinguishment of the Earnout Note. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At both December 31, 2006 and June 30, 2007, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and June 30, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.3 million at December 31, 2006 and June 30, 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired CHI pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we issued $5.0 million in 5% promissory notes payable to certain owners (“CHI Notes”). The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At June 30, 2007, the CHI Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Energy (See Note 7) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At June 30, 2007, the Cypress Note had a balance of $3.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of BOI (See Note 7) effective June 7, 2007, we issued $0.5 million in a 5% promissory note payable to Bailey Operating (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At June 30, 2007, the Bailey Note had a balance of $0.5 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2007 and accrue interest at rates ranging between 5.64% and 6.05%.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Impairment Of Long-Lived Assets And Assets Held For Sale

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 and June 30, 2007 are comprised of eight marsh buggies. At June 30, 2007, no impairment of long-lived assets was necessary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2006. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described in more detail in our Form 10-K filed with the SEC on March 16, 2007, we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with the work related to Management’s Annual Report on Internal Control over Financial Reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. Because the control deficiencies leading to such material weaknesses were still present as of June 30, 2007, our Chief Executive Officer and Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate these material weaknesses in 2007.

The material weakness was identified in the preparation of our provision for income taxes and related deferred taxes. A computational error was identified associated with our recent acquisitions and in our provision for various state income taxes. This material weakness resulted in an accounting adjustment that impacted goodwill and deferred income taxes. This accounting adjustment was recorded in the consolidated financial statements and related disclosures for the year ended December 31, 2006.

To remediate this matter, management, with the oversight of the Audit Committee, during the three month period ended March 31, 2007, engaged a reputable third party accounting firm to assist in the preparation of our tax provision and related disclosures. The accounting firm is also available to assist in other technical accounting and reporting matters as they arise. Furthermore, we have enhanced the various tax provision calculations and added enhanced levels of review which we believe has addressed the matter that resulted in the above material weakness. As a result of the steps described above, which will be subject to our 2007 annual audit, we feel that we are making significant progress in remediating the material weakness identified at December 31, 2006.

During our most recent fiscal quarter, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

At our annual meeting of stockholders held on August 7, 2007 (the “Annual Meeting”), our shareholders approved, among other things, amendments to the Sixth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Plan”) to (i) increase the number of shares available for issuance thereunder from 2,750,000 to 4,250,000 shares, and (ii) allow non-employee directors to be eligible to receive discretionary grants of restricted stock and other stock-based awards under the Plan.

The Board believes that our growth depends significantly upon the efforts of our officers, directors and key employees and that such individuals are best motivated to put forth maximum effort on our behalf if they own an equity interest in the Company. In accordance with this philosophy, in 1997 the Board adopted and the shareholders approved the Plan. The shareholders previously approved amendments to the Plan increasing the number of shares issuable thereunder to 666,667 in April 1999, 1,000,000 in September 2001, 1,500,000 in September 2003, 2,500,000 in November 2004, 2,750,000 in June 2006 and 4,250,000 in August 2007. Under the Plan, key employees, officers, directors, and consultants and advisors to the Company are eligible to receive (i) incentive and non-qualified stock options; (ii) restricted stock; and (iii) other stock-based awards (collectively, “Incentives”) when designated by the Compensation Committee of the Board. Non-employee directors also receive formula option grants under the Plan without action by the Compensation Committee.

The Compensation Committee administers the Plan and has authority to award Incentives under the Plan, to interpret the Plan, to establish rules or regulations relating to the Plan, to make any other determination that it believes necessary or advisable for the proper administration of the Plan and to delegate its authority as appropriate. With respect to participants not subject to Section 16 of the Exchange Act or Section 162(m) of the Internal Revenue Code, the Compensation Committee may delegate its authority to grant Incentives under the Plan to appropriate personnel of the Company.

The Board may amend or discontinue the Plan at any time, except that any amendment that would materially increase the benefits under the Plan, materially increase the number of securities that may be issued through the Plan or materially modify the eligibility requirements must be approved by the shareholders. Except in limited circumstances no amendment or discontinuance of the Plan may change or impair any previously-granted Incentive without the consent of the recipient thereof.

The foregoing summary of the Plan is qualified in its entirety by reference to the full text of the Plan. A more detailed summary of the Plan and a copy of the entire Plan can be found in our Proxy Statement for the Annual Meeting filed with the SEC on July 5, 2007.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Seventh Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (incorporated by reference to our Proxy Statement filed with the SEC on July 5, 2007).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Accounting Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: August 9, 2007	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2007	/s/ Gregory B. Milton
Gregory B. Milton
Chief Accounting Officer
(Principal Financial Officer)