Form 10-Q/A
period 2007-03-31
OMNI ENERGY SERVICES CORP
filed 2007-08-29
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-Q/A is being filed solely to revise “Item 4. Controls and Procedures” of OMNI Energy Services Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Original Report”). Management’s decision, with the concurrence of the Audit Committee of our Board of Directors, to effect this Amendment No. 2 is in response to comments received from the Staff of the Securities and Exchange Commission resulting from their recent review of the Original Report. This Amendment No. 2 to the Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained in this Amendment No. 2 to reflect any events that occurred at a date subsequent to the filing of the Original Report. The filing of this Amendment No. 2 is not a representation that any statements contained in items of the Original Report, in Amendment No. 1 to the Original Report, or this Amendment No. 2, other than that information being amended, are true or complete as of any date subsequent to the date of the Original Report. The revisions do not affect the remaining information set forth in the Original Report or Amendment No. 1 to the Original Report, the remaining portions of which have not been amended.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described in more detail in our Form 10-K filed on March 16, 2007, we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with the work related to Management’s Annual Report on Internal Control over Financial Reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. Because the control deficiencies leading to such material weaknesses were still present as of March 31, 2007, our Chief Executive Officer and Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate these material weaknesses in 2007.

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

There were changes in our internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as more fully described below.

During the first quarter of 2007, management, with the oversight of the Audit Committee, engaged a reputable third party accounting firm to assist in the preparation of our tax provision and related disclosures in an effort to remediate the material weakness discussed above. The accounting firm is also available to assist in other technical accounting and reporting matters as they arise. Furthermore, we have enhanced the various tax provision calculations and added enhanced levels of review which we believe has addressed the matter that resulted in the above material weakness. As a result of the steps described above, which will be subject to our 2007 annual audit, we feel that we are making significant progress in remediating the material weakness identified at December 31, 2006.

ITEM 6 – EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: August 29, 2007	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 29, 2007	/s/ Gregory B. Milton
Gregory B. Milton
Chief Accounting Officer
(Interim Principal Financial Officer)