Form 10-Q
period 2007-09-30
OMNI ENERGY SERVICES CORP
filed 2007-11-09
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2007

or

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

As of November 6, 2007 there were 18,807,066 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2007
	(Dollars in thousands)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,576	$13,472
Restricted cash	1,114	1,114
Trade receivables, net	16,634	29,110
Other receivables	315	889
Parts and supplies inventory	3,792	5,926
Prepaid expenses and other current assets	4,663	7,825
Deferred tax asset	11,842	5,236
Current assets of discontinued operations	67	67
Assets held for sale	108	108

Total current assets	51,111	63,747

PROPERTY, PLANT AND EQUIPMENT, net	44,827	68,288

OTHER ASSETS:
Goodwill	14,521	12,720
Customer intangible assets, net	1,852	12,449
Licenses, permits and other intangible assets, net	4,308	7,633
Loan closing costs, net	3,356	4,493
Other assets	565	463

	24,602	37,758

TOTAL ASSETS	$120,540	$169,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,435	$12,489
Accrued expenses	3,702	5,392
Current maturities of long-term debt	7,689	16,172
Insurance notes payable	3,275	4,681
Line of credit	12,179	19,135
Current liabilities of discontinued operations	219	—

Total current liabilities	34,499	57,869

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	32,935	38,235
Deferred income taxes	13,680	13,740

Total long-term liabilities	46,615	51,975

Total liabilities	81,114	109,844

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2006 and September 30, 2007 and 5,607 and 5,484 shares of Series C issued and outstanding at December 31, 2006 and September 30, 2007, respectively, liquidation preference of $1,000 per share	1,285	1,162
Common stock, $0.01 par value, 45,000,000 shares authorized; 16,909,949 and 18,629,026 issued and 16,864,949 and 18,584,026 outstanding at December 31, 2006 and September 30, 2007, respectively	169	186
Preferred stock dividends declared	132	3
Additional paid-in capital	82,441	92,200
Accumulated deficit	(44,601)	(33,602)

Total stockholders’ equity	39,426	59,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,540	$169,793

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Operating revenue	$26,639	$44,137	$72,779	$131,147
Operating expenses:
Direct costs	16,374	28,776	44,529	83,523
Depreciation and amortization	1,310	2,749	4,069	7,736
General and administrative expenses	3,808	5,434	9,391	16,311

Total operating expenses	21,492	36,959	57,989	107,570

Operating income	5,147	7,178	14,790	23,577
Interest expense	(1,157)	(1,568)	(3,484)	(4,897)
Gain (loss) on debt extinguishment	15	—	15	(1,004)
Other income	52	234	227	299

Income before income taxes	4,057	5,844	11,548	17,975
Provision for income tax (expense) benefit	2,500	(1,656)	3,500	(6,343)

Net income	6,557	4,188	15,048	11,632
Dividends and accretion of preferred stock	(124)	(124)	(361)	(378)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(121)	—	(335)	(255)

Net income available to common stockholders	$6,312	$4,064	$14,352	$10,999

Basic income per share:
Net income available to common stockholders	$0.38	$0.22	$0.89	$0.62

Diluted income per share:
Net income available to common stockholders	$0.26	$0.16	$0.63	$0.45

Weighted average common shares outstanding:
Basic	16,596	18,509	16,078	17,881
Diluted	25,038	26,359	23,997	26,067

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(in thousands, except share amounts)
BALANCE, December 31, 2006	5,636	$1,285	16,909,949	$169
— Stock based compensation	—	—	—	—
— Stock options and warrants exercised	—	—	859,289	8
— Common stock issued	—	—	665,429	7
— Preferred stock dividends paid in kind	256	256	—	—
— Preferred stock dividends declared	—	—	—	—
— Preferred stock conversion	(379)	(379)	194,359	2
— Beneficial conversion feature associated with preferred stock	—	—	—	—
— Net income	—	—	—	—

BALANCE, September 30, 2007	5,513	$1,162	18,629,026	$186

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
BALANCE, December 31, 2006	$132	$82,441	$(44,601)	$39,426
— Stock based compensation	—	743	—	743
— Stock options and warrants exercised	—	2,034	—	2,042
— Common stock issued	—	6,350	—	6,357
— Preferred stock dividends paid in kind	(256)	—	—	—
— Preferred stock dividends declared	127	—	(378)	(251)
— Preferred stock conversion	—	377	—	—
— Beneficial conversion feature associated with preferred stock	—	255	(255)	—
— Net income	—	—	11,632	11,632

BALANCE, September 30, 2007	$3	$92,200	$(33,602)	$59,949

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,048	$11,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,069	7,736
Amortization of deferred loan issuance costs	615	759
(Gain) loss on fixed asset disposition	(67)	(163)
Stock based compensation expense	451	743
Accretion of discount on convertible notes	—	448
(Gain) loss on debt extinguishment	(15)	1,004
Deferred income taxes	(3,500)	6,343
Changes in operating assets and liabilities:
Trade receivables	(3,100)	(7,195)
Other receivables	(579)	(492)
Parts and supplies inventory	(226)	(1,444)
Prepaid expenses and other current assets	1,291	2,794
Other assets	(877)	90
Accounts payable and accrued expenses	1,206	2,724

Net cash provided by operating activities	14,316	24,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,725)	(11,884)
Proceeds from disposal of property, plant and equipment	157	1,302
Acquisitions, net of cash received	(14,178)	(23,673)
Proceeds from collection of other receivable	3,870	184
Increase in restricted cash	(1,114)	—

Net cash used in investing activities	(14,990)	(34,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	13,000	14,934
Proceeds from issuance of common stock for cash and exercise of stock options and warrants	1,522	8,399
Preferred stock dividends	—	(129)
Principal payments on long-term debt	(6,596)	(19,773)
Loan closing costs	(582)	(2,299)
Borrowings on line of credit, net	7,914	8,856

Net cash provided by financing activities	15,258	9,988

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,584	896
Cash and cash equivalents, at beginning of period	174	12,576

Cash and cash equivalents, at end of period	$14,758	$13,472

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,876	$4,172

NON-CASH TRANSACTIONS:
Equipment under capital lease paid off under sale/leaseback	$596	$—

Equipment financed through capital lease	$427	$58

Equipment note paid off under sale/leaseback	$—	$201

Dividends declared but not paid	$361	$—

Preferred stock issued as dividends paid-in-kind	$356	$256

Beneficial conversion feature of preferred stock	$335	$255

Conversion of preferred stock to common	$—	$377

Premiums financed with insurance carrier	$3,318	$5,256

Notes payable issued to former owners of acquired entities	$4,000	$8,500

Stock issued in acquisition	$3,042	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. All information contained within the footnotes as of and for the periods ended September 30, 2007 and 2006 is unaudited. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 and September 30, 2007 are comprised of eight marsh buggies. At September 30, 2007, no impairment of long-lived assets was necessary.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2006 and September 30, 2007 represents cash held in escrow related to the purchase of an aircraft.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. As of September 30, 2007, the OMNI Energy Services Corp. Stock Incentive Plan, as amended, provides for 4,250,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans are comprised of non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was $0.2 million and $0.7 million of compensation cost related to the vesting of non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and nine months ended September 30, 2007, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2006 and 2007, respectively, was $3.08 and $4.61 per option.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Expected volatility	52.69%	37.69%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.87%	4.61%
Expected option term (years)	6.50	6.50

The following table summarizes information about stock option activity for the three and nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	856,367	$3.59	8.1	$5,309
Granted	—	—
Exercised	(152,357)	2.19
Lapsed or canceled	(2,627)	5.14

Outstanding at March 31, 2007	701,383	$3.88	8.4	$4,416
Granted	386,800	10.04
Exercised	(34,344)	3.35
Lapsed or canceled	(23,010)	3.59

Outstanding at June 30, 2007	1,030,829	$6.22	7.9	$5,149
Granted	20,000	7.38
Exercised	(129,838)	3.02
Lapsed or canceled	(8,589)	8.54

Outstanding at September 30, 2007	912,402	$6.68	8.7	$1,207

Exercisable at September 30, 2007	370,338	$5.10	3.42	$1,074

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently assessing whether we will early adopt SFAS No. 159 as permitted, and are evaluating the impact adoption may have on our financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2006 and September 30, 2007, respectively:

	December 31, 2006	September 30, 2007
	(in thousands)
Land	$697	$793
Construction in progress	1,248	1,274
Building and improvements	6,601	8,162
Drilling, field and support equipment	57,019	83,888
Shop equipment	594	1,149
Office equipment	2,039	2,255
Aircraft	1,010	1,261
Vehicles	4,436	4,446

	73,644	103,228
Less: accumulated depreciation	(28,817)	(34,940)

Total property, plant and equipment, net	$44,827	$68,288

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2006 and September 30, 2007, long-term debt consists of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (9.75% at December 31, 2006 and 9.25 % at September 30, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,297
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	157
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates from February 2008 through February 2010	4,000	8,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates from November 2007 through February 2010, net of beneficial conversion of $582 at December 31, 2006 and $135 at September 30, 2007	3,418	7,865
Promissory notes payable to finance companies secured by vehicles and equipment	1,078	678
Capital leases payable to finance companies secured by an aircraft and equipment	683	609
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	293
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 7.57% to 7.75% at September 30, 2007), maturing March 2012, secured by various equipment	—	35,008

Total	$40,624	$54,407
Less: current maturities	(7,689)	(16,172)

Long-term debt, less current maturities	$32,935	$38,235

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”), with a bank. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR interest rate plus 2% (7.57% at September 30, 2007) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of September 30, 2007, we had $19.1 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause of the Revolver and the Line agreements, the debt under the Revolver and the Line have been classified as a current liability as of September 30, 2007 and December 31, 2006, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.57% at September 30, 2007). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million of outstanding principal under our previous Term A and Term B loans; (ii) closed the acquisition of Charles Holston, Inc.; and (iii) completed the acquisition of certain assets of Cypress Consulting Services, Inc. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Effective April 29, 2007, the loan and security agreement was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants. As of September 30, 2007, we had $32.7 million outstanding under the Term Loan.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.75% at September 30, 2007). As of September 30, 2007, we had $2.3 million outstanding under the Capex Loan.

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

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2006	September 30, 2007
	(in thousands)
Aircraft	$1,010	$1,261
Equipment	—	58
Less: Accumulated depreciation	—	(76)

Capitalized cost, net	$1,010	$1,243

Depreciation expense for the three and nine months ended September 30, 2007 was approximately $0.03 and $0.08 million, respectively, and depreciation expense for the three and nine months ended September 30, 2006 was approximately $0.03 million and $0.03 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum.

In August 2005, we satisfied two of the three holders of the Subordinated Promissory Notes. At December 31, 2006 and September 30, 2007, the remaining Subordinated Promissory Note had a balance of approximately $0.6 million and $0.3 million, respectively.

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, we prepaid the remaining amount of the Stockholder Notes resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2006 and September 30, 2007, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and September 30, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.1 million at December 31, 2006 and September 30, 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired Charles Holston, Inc., pursuant to a Membership Interest Purchase and Sale Agreement (“Holston Purchase Agreement”) to acquire BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc., (collectively “CHI”) (See Note 7). Subject to the terms and conditions of the Holston Purchase Agreement, we issued $5.0 million in 5% promissory notes payable to certain CHI owners (“CHI Notes”). The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At September 30, 2007, the CHI Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. (“Cypress Energy”) (See Note 7) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At September 30, 2007, the Cypress Note had a balance of $3.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) (See Note 7) effective June 7, 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At September 30, 2007, the Bailey Note had a balance of $0.5 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at rates ranging between 5.25% and 6.05%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Preheat, Inc. maintained a partially self-insured program for a portion of its workers’ compensation, liability and auto coverages. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of September 30, 2007, we had no accrued liabilities related to health care and workers’ compensation claims.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of September 30, 2007.

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

EXECUTIVE COMPENSATION AGREEMENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (“RSA”) with certain executive officers. The new RSAs replace prior restricted stock agreements. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse. The intrinsic value of this award at September 30, 2007 is $8.8 million but no compensation expense has been recorded at September 30, 2007 because the award is contingent on future events none of which are considered probable at September 30, 2007.

In addition, we entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

In connection with the Preheat acquisition, we entered into employment contracts with the two former Preheat stockholders effective until December 31, 2007 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2008.

In connection with the Rig Tools acquisition, we entered into an employment contract with one of the former stockholders of Rig Tools effective until October 31, 2008 with an automatic extension, granted at our option, for one additional twelve month period commencing November 1, 2008.

In connection with the CHI acquisition, we entered into a consulting agreement with one of the former stockholders and employment contracts with two of the former stockholders of CHI effective until December 31, 2009 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2010.

In connection with the Cypress Energy acquisition, we entered into an employment contract with one of the former stockholders of Cypress Energy effective until December 31, 2009 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2010.

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserves in our financial statements related thereto where appropriate. It is possible that a change in our estimates of that exposure could occur, but we do not expect such changes in estimated costs will have a material effect on our financial position or results of operations.

NOTE 5. STOCKHOLDERS’ EQUITY

COMMON STOCK

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of September 30, 2007, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million.

PREFERRED STOCK

In May 2001, we issued $4.6 million of the Company’s Series B Preferred. The Series B Preferred was convertible into shares of our common stock at a conversion price of $1.25 per share. The Preferred Stock earned dividends at a rate of 8%. In 2004, we redeemed an aggregate of 4,571 shares of the Series B Preferred for $4.9 million, including accrued dividends of $0.3 million. At December 31, 2006 and September 30, 2007, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

Historically, the Term Loan restricted the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred has been satisfied through the issuance of additional shares of Series C Preferred as payment-in-kind (“PIK”) dividends with similar conversion terms. These additional shares of preferred stock do not have warrants attached to them. During the three and nine months ended September 30, 2007, 0 and 256 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the Series C Preferred stock issued as PIK dividends resulted in a beneficial conversion feature totaling $0.1 million and $0.3 million, respectively for the three and nine months ended September 30, 2007. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital. Effective April 29, 2007, the agreements governing the Term Loan were amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to June 2007 of $0.1 million were paid in cash in July 2007 and the accrued dividends from July 2007 to September 2007 of $0.1 million were paid in cash in October 2007.

At September 30, 2007, 5,484 shares of Series C Preferred remain outstanding and are convertible into 2,812,308 shares of our common stock.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our warrants as of September 30, 2007 and changes during the three and nine months then ended are presented below:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Balance at December 31, 2006	6,860,650	$2.73
Granted	—	—
Exercised	425,750	2.17
Forfeited	—	—

Balance at March 31, 2007	6,434,900	$2.77
Granted	—	—
Exercised	117,000	2.70
Forfeited	—	—

Balance at June 30, 2007	6,317,900	$2.77
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at September 30, 2007	6,317,900	$2.77

Exercisable at September 30, 2007	6,317,900	$2.77

The exercise of warrants during the three and nine months ended September 30, 2007 generated proceeds of $0.0 million and $1.2 million, respectively.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

For the three and nine months ended September 30, 2006, we had 23,000 and 170,166 options, respectively, and 0 and 626,589 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Stockholder Notes convertible into 0 and 80,664 shares, respectively, of common stock were excluded from the calculation for the three and nine months ended September 30, 2006 because they were antidilutive.

For the three and nine months ended September 30, 2007, we had 413,486 and 259,439 options, respectively, and 151,500 and 0 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Stockholder Notes convertible into 500,000 shares of common stock were excluded from the calculation for the three and nine months ended September 30, 2007 because they were antidilutive.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and nine months ended September 30, 2006 and 2007, respectively:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2007
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders	$6,312	16,596	$4,064	18,509
Add: Options, preferred stock, warrants and notes convertible into common stock	245	8,442	175	7,850

Diluted EPS net income available to common stockholders	$6,557	25,038	$4,239	26,359

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2007
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders	$14,352	16,078	$10,999	17,881
Add: Options, preferred stock, warrants and notes convertible into common stock	696	7,919	749	8,186

Diluted EPS net income available to common stockholders	$15,048	23,997	$11,748	26,067

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five operating segments – Seismic Services, Transportation, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Services segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments by management when determining segment profit or loss.

Drilling revenue is derived primarily from drilling and loading of the source points for seismic analysis. Survey revenue is recorded after the customer has determined the placement of source and receiving points, and after survey crews are sent into the field to plot each source and receiving point prior to drilling. Permitting revenue is derived from services provided in conjunction with obtaining permits from landowners. Transportation revenues are billed by the hour, load or barrel. Environmental revenue is earned from tank, vessel and rig pit cleaning. Equipment leasing revenue is derived from the rental of various pieces of oilfield equipment to companies who operate offshore and land-based oil production rigs. Other services revenue is comprised of metal stress relieving, wellhead installation and offshore painting and blasting services.

The following table shows segment information (net of intercompany transactions) for the three and nine months ended September 30, 2007 and 2006:

Three Months Ended September 30,	Seismic Services	Transportation (1)	Environmental	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2007
Operating revenues	$18,910	$3,831	$9,364	$8,406	$3,626	$—	$44,137
Operating income (loss)	3,679	164	2,261	2,034	965	(1,925)	7,178
Interest expense	46	40	7	256	25	1,194	1,568
Depreciation and amortization	622	420	454	1,055	93	105	2,749
Identifiable assets	33,787	19,202	20,816	60,977	4,091	30,920	169,793
Capital expenditures	25	244	159	2,087	41	99	2,655
2006
Operating revenues	$13,958	$—	$7,277	$4,008	$1,396	$—	$26,639
Operating income (loss)	2,953	—	1,696	1,691	398	(1,591)	5,147
Interest expense	—	—	—	50	—	1,107	1,157
Depreciation and amortization	582	—	316	392	14	6	1,310
Identifiable assets	17,275	—	16,995	23,179	1,569	31,085	90,103
Capital expenditures	80	—	663	508	—	965	2,216

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30,	Seismic Services	Transportation (1)	Environmental	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2007
Operating revenues	$61,930	$9,739	$27,384	$23,628	$8,466	$—	$131,147
Operating income (loss)	14,620	627	6,586	5,447	1,878	(5,581)	23,577
Interest expense	109	104	31	765	41	3,847	4,897
Depreciation and amortization	1,865	991	1,302	3,075	209	294	7,736
Identifiable assets	33,787	19,202	20,816	60,977	4,091	30,920	169,793
Capital expenditures	117	1,166	1,015	8,215	419	952	11,884
2006
Operating revenues	$38,274	$—	$21,010	$9,653	$3,842	$—	$72,779
Operating income (loss)	7,900	—	5,541	3,641	1,491	(3,783)	14,790
Interest expense	—	—	26	129	—	3,329	3,484
Depreciation and amortization	2,097	—	884	991	80	17	4,069
Identifiable assets	17,275	—	16,995	23,179	1,569	31,085	90,103
Capital expenditures	203	—	1,444	1,088	10	980	3,725

(1)	The transportation segment began in conjunction with the acquisition of CHI in March 2007.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value (in thousands):

Current assets (includes cash of $1,822)	$8,773
Property and equipment	15,599
Other assets, including customer intangibles	7,767
Current liabilities	(2,008)
Deferred income tax liability	(5,574)
Assumption of debt	(1,515)

Purchase price	$23,042

RIG TOOLS, INC.

Effective November 10, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% promissory notes payable to certain stockholders, and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized to interest expense over the life of the notes. The acquisition was accounted for using purchase accounting. Rig Tools is a leading rental equipment supplier to land-based drilling contractors operating primarily in Louisiana and Texas. The acquisition has increased our revenue and customer base and offers cross-selling and geographic consolidation opportunities with our existing equipment leasing and environmental divisions. The results of Rig Tools’ operations are included in our consolidated financial statements since the date of the acquisition.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets (includes cash of $205)	$3,707
Property and equipment	14,232
Other assets, including customer intangibles	5,438
Current liabilities	(1,264)
Deferred income tax liability	(5,593)
Assumption of debt	(2,520)

Purchase price	$14,000

CHARLES HOLSTON, INC.

On March 2, 2007, we acquired CHI pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of CHI for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain owners and the assumption of approximately $3.4 million in debt and other liabilities. The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The CHI Notes maturing in 2009 and 2010 are convertible into our common stock at $9.24 per share. The acquisition was accounted for using purchase accounting. CHI provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; naturally occurring radioactive material (“NORM”) surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. CHI also operates salt water disposal wells. The addition of CHI expands our Environmental Services operations into the transportation and disposal of non-hazardous oilfield byproducts, and is an extension of that business unit. CHI also offers a wide variety of rental equipment including frac tanks, gas busters, generators, lighting systems and roll-off containers, which complements the equipment currently offered by our oilfield rental equipment units, Preheat and Rig Tools. The results of CHI’s operations are included in our consolidated financial statements since the effective date of the acquisition.

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

Current assets (includes cash of $2,676)	$9,158
Property and equipment	13,362
Other assets, including customer intangibles	7,190
Current liabilities	(3,284)
Assumption of debt	(3,426)

Purchase price	$23,000

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment	$4,289
Other assets, including customer intangibles	5,761

Purchase price	$10,050

BAILEY OPERATING, INC.

Effective June 7, 2007, we acquired certain assets of BOI for an aggregate acquisition price of $1.8 million, including $1.3 million in cash and $0.5 million in a 5% promissory note payable to BOI. The Bailey Note is payable on or before May 31, 2010. The acquisition was accounted for using purchase accounting. The acquisition of the assets of BOI geographically extends our core businesses into the Barnett Shale region in North Texas, currently one of the most prolific onshore regions in the United States for oil and gas exploration. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also establishes a platform for further geographic expansion of our core businesses. We expect to immediately expand our Transportation Services and Equipment Leasing operations into this Barnett Shale region. Thereafter, follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration. The results of BOI’s operations are included in our consolidated financial statements since the effective date of the acquisition.

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

Property and equipment	$1,799

Purchase price	$1,799

The results of BOI prior to acquisition are considered immaterial and are therefore not included below. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if Preheat, Rig Tools, CHI and Cypress Energy were acquired on January 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Operating revenue	$43,617	$44,137	$122,113	$140,415
Operating expenses:
Direct costs	28,222	28,776	79,857	90,747
Depreciation and amortization	2,491	2,749	7,222	8,311
General and administrative expenses	5,721	5,434	14,465	16,950

Total operating expenses	36,434	36,959	101,544	116,008

Operating income	7,183	7,178	20,569	24,407
Interest expense	(2,229)	(1,568)	(6,924)	(5,255)
Gain (loss) on debt extinguishment	15	—	15	(1,004)
Other income, net	646	234	980	270

Income from continuing operations before income taxes	5,615	5,844	14,640	18,418
Provision for income tax (expense) benefit	2,500	(1,656)	3,500	(6,514)

Net income	8,115	4,188	18,140	11,904
Dividends on preferred stock	(124)	(124)	(361)	(378)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(121)	—	(335)	(255)

Net income available to common stockholders	$7,870	$4,064	$17,444	$11,271

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Basic income per share:
Net income available to common stockholders	$0.47	$0.22	$1.08	$0.63

Diluted income per share:
Net income available to common stockholders	$0.32	$0.16	$0.75	$0.46

Weighted average common shares outstanding:
Basic	16,596	18,509	16,078	17,881
Diluted	25,146	26,359	24,322	26,139

NOTE 8. INCOME TAXES

As of September 30, 2007, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $8.4 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to 2006, we had valuation allowances in place against the deferred tax asset arising from the NOLs. In 2006, we reversed the allowances in expectation of generating taxable income in the future. For the first nine months of 2007, we recorded a provision for income taxes of $6.3 million. We had approximately $1.6 million of unrecognized income tax benefits related to the exercise of common stock options. We are unable to recognize any of this benefit until we experience actual cash tax savings attributable to this deduction.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or “FIN 48.” As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005 and 2006 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

NOTE 9. RELATED PARTY TRANSACTIONS

As mentioned in Note 5, the Term Loan previously restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred, which was issued to certain of our affiliates and executive officers, has been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock do not have warrants attached to them. During the three and six months ended June 30, 2007, 128 and 256 shares of Series C Preferred were issued, respectively, as PIK dividends at par. Effective April 29, 2007, the agreements governing the Term Loan were amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our existing credit agreements and were in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to June 2007 of $0.1 million were paid in cash in July 2007 and the accrued dividends from July 2007 to September 2007 of $0.1 million were paid in cash in October 2007.

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc., we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2006 and September 30, 2007, the Preheat Notes had a balance of $4.0 million.

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc., we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and September 30, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.1 million at December 31, 2006 and September 30, 2007, respectively.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 2, 2007, we acquired CHI pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of CHI for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain CHI stockholders and the assumption of approximately $3.6 million in debt and other liabilities. The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At September 30, 2007, the CHI Notes had a balance of $5.0 million.

In connection with the acquisition of certain assets of Cypress Energy effective February 16, 2007 we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At September 30, 2007, the Cypress Note had a balance of $3.0 million.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the Rig Tools, CHI and Cypress Energy acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K, as amended, for the year ended December 31, 2006 and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

We provide dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including drilling rig, tank and vessel cleaning, safe vessel entry, NORM decontamination, platform abandonment services, pipeline flushing, gas dehydration, and hydro blasting. Demand for our dock-side vessel and tank cleaning and non-hazardous waste treatment businesses are primarily driven by drilling and well-site abandonment activity in the shallow waters of the Gulf of Mexico, as reflected by the drilling rig count. Much of the cleaning and waste treatment is from residual waste created in the drilling process.

We completed the acquisition of Preheat, Inc. in February 2006. Preheat is a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. Preheat has a vast fleet of rental equipment including pressure washers, reverse osmosis machines and steam cleaners. In addition to the oilfield rental equipment, Preheat offers wellhead installation, stress relieving services and environmental pit cleaning services to drilling contractors. Preheat operates from locations in Belle Chasse and Broussard, Louisiana, Rock Springs, Wyoming and, beginning in August 2007, Conway, Arkansas. The addition of Preheat further expands our core business segments and provides us with integration opportunities with our Environmental Services segment.

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

In February 2007, we completed the acquisition of certain assets of Cypress Consulting Services, Inc. (“Cypress Energy”). Cypress Energy currently operates in two distinct business areas (both of which are included in our Seismic Services Segment) – seismic services and employee leasing. The acquisition includes the assumption of approximately $20 million of seismic drilling contracts. The acquisition of the seismic drilling assets of Cypress Energy substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress Energy further strengthens the permitting and survey services offered to our customers. With the Cypress Energy acquisition, we also acquired an employee leasing division which employs skilled and unskilled personnel who provide contract labor services to various companies operating in the oil and gas industry. By integrating this workforce into our existing employee intensive business units, we believe we will be able to better manage temporary fluctuations in employee demands within those business units.

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

Effective June 7, 2007, we completed the acquisition of certain assets of Bailey Operating, Inc. (“BOI”). The assets acquired include a salt water disposal well, related permits and well-site equipment located on approximately five acres of land in Bowie, Texas. We currently operate two salt water disposal wells in Louisiana through our acquisition of CHI. The acquisition of the assets of BOI geographically extends our core businesses into the Barnett Shale region, currently one of the most prolific onshore regions in the United States for oil and gas exploration. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also establishes a platform for further geographic expansion of our core businesses. We expect to immediately expand our Transportation Services and Equipment Leasing operations into this Barnett Shale region. Thereafter, follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Operating revenue	$26,639	$44,137	$72,779	$131,147
Operating expenses:
Direct costs	16,374	28,776	44,529	83,523
Depreciation and amortization	1,310	2,749	4,069	7,736
General and administrative expenses	3,808	5,434	9,391	16,311

Total operating expenses	21,492	36,959	57,989	107,570

Operating income	5,147	7,178	14,790	23,577
Interest expense	(1,157)	(1,568)	(3,484)	(4,897)
Gain (loss) on debt extinguishment	15	—	15	(1,004)
Other income	52	234	227	299

Income before income taxes	4,057	5,844	11,548	17,975
Provision for income tax (expense) benefit	2,500	(1,656)	3,500	(6,343)

Net income	6,557	4,188	15,048	11,632
Dividends and accretion of preferred stock	(124)	(124)	(361)	(378)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(121)	—	(335)	(255)

Net income available to common stockholders	$6,312	$4,064	$14,352	$10,999

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Operating revenues increased 66% or $17.5 million, from $26.6 million for the three months ended September 30, 2006 to $44.1 million for the three months ended September 30, 2007. This increase was due partially to our acquisitions of CHI in March 2007 and Rig Tools in November 2006 which contributed $6.7 million and $3.9 million, respectively, in revenue for the third quarter of 2007. Also, our Seismic Services segment, enhanced by the Cypress Energy transaction in February 2007, accounted for $5.0 million of the increase. Our Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition in March 2007, accounted for $1.3 million of the increase. Revenue associated with Preheat increased $0.6 million from the quarter ended September 30, 2006 to the same quarter of 2007.

Direct costs increased 76%, or $12.4 million, from $16.4 million for the three months ended September 30, 2006 to $28.8 million for the three months ended September 30, 2007. Direct costs as a result of the CHI and Rig Tools acquisitions accounted for $4.7 million and $2.0 million, respectively, of the overall increase. Direct costs relating to the Seismic Services segment including the Cypress Energy transaction, the Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition, and Preheat increased $3.6 million, $1.3 million and $0.8 million, respectively. Of the total increase, $6.5 million relates to payroll costs, $1.2 million relates to third-party contract services, and $2.8 million relates to parts and repairs and maintenance.

Depreciation and amortization costs increased $1.4 million from $1.3 million for the three month period ended September 30, 2006 to $2.7 million for the three month period ended September 30, 2007. Depreciation expense increased $1.1 million due primarily to the increase in revenue-producing assets from the acquisitions of Rig Tools in November 2006, Cypress Energy in February 2007 and CHI in March 2007. Amortization expense increased $0.7 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $1.6 million, from $3.8 million during the three month period ended September 30, 2006 to $5.4 million during the same three month period of 2007 primarily as a result of the acquisitions of Rig Tools, CHI and Cypress Energy. Of this increase, $1.2 million relates to increased payroll costs.

Interest expense increased approximately $0.4 million from $1.2 million for the three month period ended September 30, 2006, to $1.6 million for the three month period ended September 30, 2007. The increase in interest expense was attributable to increased levels of debt including financing for the recent acquisitions. Interest expense includes $0.2 million and $0.3 million for the three month periods ended September 30, 2006 and 2007, respectively, related to amortization of deferred loan costs.

Provision for income taxes for the three month period ended September 30, 2006 reflected a benefit of $2.5 million as a result of the recording of a portion of the benefits available from net operating loss carryforwards. All of the benefits related to net operating loss carryforwards were recorded by the end of 2006. For the three month period ended September 30, 2007, the provision for income tax expense was $1.7 million.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Operating revenues increased 80% or $58.3 million, from $72.8 million for the nine months ended September 30, 2006 to $131.1 million for the nine months ended September 30, 2007. This increase was due partially to our acquisitions of CHI in March 2007 and Rig Tools in November 2006 which contributed $16.2 million and $11.3 million, respectively, in revenue for the first nine months of 2007. The Preheat acquisition, in February 2006 accounted for $4.9 million of the increase in revenue for the first nine months of 2007. Our Seismic Services segment, enhanced by the Cypress Energy transaction in February 2007, accounted for $23.7 million of the increase. Our Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition in March 2007, accounted for $2.2 million of the increase.

Direct costs increased 88%, or $39.0 million, from $44.5 million for the nine months ended September 30, 2006 to $83.5 million for the nine months ended September 30, 2007. Direct costs as a result of the CHI, Rig Tools and Preheat acquisitions accounted for $11.5 million, $5.6 million and $3.9 million, respectively, of the overall increase. Direct costs relating to the Seismic Services segment including the Cypress Energy transaction and the Environmental Services segment, enhanced by the offshore and dockside operations of the CHI acquisition increased $15.7 million and $2.3 million, respectively. Approximately $19.3 million of the total increase in direct costs relates to payroll costs, $6.6 million relates to third-party contract services and $7.6 million relates to parts and repairs and maintenance.

Depreciation and amortization costs increased $3.6 million from $4.1 million for the nine month period ended September 30, 2006 to $7.7 million for the nine month period ended September 30, 2007. Depreciation expense increased $2.8 million due primarily to the increase in revenue-producing assets from the acquisitions of Preheat in February 2006, Rig Tools in November 2006, Cypress Energy in February 2007 and CHI in March 2007. Amortization expense increased $0.8 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $6.9 million, from $9.4 million during the nine month period ended September 30, 2006 to $16.3 million during the same nine month period of 2007 primarily as a result of the acquisitions of Preheat, Rig Tools, Cypress Energy and CHI. Of this increase, $4.1 million relates to increased payroll costs.

Interest expense increased approximately $1.4 million from $3.5 million for the nine month period ended September 30, 2006, to $4.9 million for the nine month period ended September 30, 2007. The increase in interest expense was attributable to increased levels of debt including financing for the recent acquisitions. Interest expense includes $0.6 million and $0.8 million, respectively, for the nine months ended September 30, 2006 and 2007, related to amortization of deferred loan costs.

Loss on debt extinguishment increased $1.0 million from the first nine months of 2006 to the first nine months of 2007 as a result of the early payment of our previous revolving line of credit in March 2007.

Provision for income taxes for the nine month period ended September 30, 2006 reflected a benefit of $3.5 million as a result of the recording of a portion of the benefits available from net operating loss carryforwards. All of the benefits related to net operating loss carryforwards were recorded by the end of 2006. For the nine month period ended September 30, 2007, the provision for income tax expense was $6.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Effective March 2, 2007, we completed a new $64.5 million credit facility (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”) with a bank. The Revolver replaced our previous line of credit (the “Line”). With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million of outstanding principal under our existing Term A and Term B loans; (ii) closed the acquisition of CHI; and (iii) completed the acquisition of certain assets of Cypress Energy. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Loan closing costs of $2.3 million were incurred during the nine months ended September 30, 2007 in conjunction with the Senior Credit Facility.

At September 30, 2007, we had approximately $14.6 million in cash and restricted cash compared to $13.7 million at December 31, 2006, and working capital of $5.9 million at September 30, 2007, compared to $16.6 million at December 31, 2006. The decrease in working capital from December 31, 2006 to September 30, 2007 is primarily due to an increase in the amount borrowed on the Revolver to partially fund our recent acquisitions. At December 31, 2006 and September 30, 2007, we borrowed $12.0 million and $13.0 million on the Line and Revolver, respectively, to better illustrate for investors and financial analysts our funds availability at the end of the year. The amounts were repaid on the first business day of the following month. Cash provided by operating activities was $25.0 million for the nine months ended September 30, 2007 compared to $14.3 million for the same period in 2006 primarily due to an increase in income before income taxes of $6.4 million and a $3.7 million increase in depreciation and amortization expense.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and new business acquisitions. Thus far in 2007, we have acquired CHI and certain assets of Cypress Energy and BOI and approximately $3.3 million of vehicles, $6.6 million of equipment and $1.5 million of facility improvements. For the remainder of 2007, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations, increase Preheat’s, Rig Tools’ and CHI’s fleet of oilfield leasing equipment, expand CHI’s fleet of transportation equipment and explore strategic business opportunities.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of September 30, 2007, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million.

LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2006 and September 30, 2007, long-term debt consists of the following (in thousands):

	December 31, 2006	September 30, 2007
	(in thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (9.75% at December 31, 2006 and 9.25% at September 30, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,297
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	157
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates from February 2008 through February 2010	4,000	8,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates from November 2007 through February 2010, net of beneficial conversion of $582 at December 31, 2006 and $135 at September 30, 2007	3,418	7,865
Promissory notes payable to finance companies secured by vehicles and equipment	1,078	678
Capital leases payable to finance companies secured by an aircraft and equipment	683	609
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	293
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 7.57% to 7.75% at September 30, 2007), maturing March 2012, secured by various equipment	—	35,008

Total	$40,624	$54,407
Less: current maturities	(7,689)	(16,172)

Long-term debt, less current maturities	$32,935	$38,235

SENIOR CREDIT FACILITY

Effective March 2, 2007, we completed the $64.5 million Senior Credit Facility, which includes the $37.0 million Term Loan, the $25.0 million Revolver, and a $2.5 million Capex Loan. The Revolver replaced the Line. Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR interest rate plus 2% (7.57% at September 30, 2007) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of September 30, 2007, we had $19.1 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause of the Revolver and the Line agreements, the debt under the Revolver and the Line have been classified as a current liability as of September 30, 2007 and December 31, 2006, as required by EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2% (7.57% at September 30, 2007). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million of outstanding principal under our previous Term A and Term B loans; (ii) closed the acquisition of CHI; and (iii) completed the acquisition of certain assets of Cypress Energy. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Effective April 29, 2007, the agreements governing the Term Loan were amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants. As of September 30, 2007, we had $32.7 million outstanding under the Term Loan.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2.0% (7.75% at September 30, 2007). As of September 30, 2007, we had $2.3 million outstanding under the Capex Loan.

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

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2006	September 30, 2007
	(in thousands)
Aircraft	$1,010	$1,261
Equipment	—	58
Less: Accumulated depreciation	—	(76)

Capitalized cost, net	$1,010	$1,243

Depreciation expense for the three and nine months ended September 30, 2007 was approximately $0.03 and $0.08 million, respectively, and depreciation expense for the three and nine months ended September 30, 2006 was approximately $0.03 million and $0.03 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum.

In August 2005, we satisfied two of the three holders of the Subordinated Promissory Notes. At December 31, 2006 and September 30, 2007, the remaining Subordinated Promissory Note had a balance of approximately $0.6 million and $0.3 million, respectively.

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

In May 2005, in connection with the completion of other financing, we entered into early debt extinguishment agreements with respect to $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4 to our Consolidated Financial Statements. In August 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in cash, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

In July 2006, we prepaid the remaining amount of the Stockholder Notes resulting in a $0.01 million gain from the early extinguishment of the Earnout Note. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At both December 31, 2006 and September 30, 2007, the Preheat Notes had a balance of $4.0 million.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and September 30, 2007, the Rig Tools Notes had a balance of $4.0 million. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.1 million at December 31, 2006 and September 30, 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired CHI pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we issued $5.0 million in 5% promissory notes payable to certain owners (“CHI Notes”). The CHI Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At September 30, 2007, the CHI Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Energy (See Note 7 to our Consolidated Financial Statements) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At September 30, 2007, the Cypress Note had a balance of $3.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of BOI (See Note 7) effective June 7, 2007, we issued $0.5 million in a 5% promissory note payable to Bailey Operating (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At September 30, 2007, the Bailey Note had a balance of $0.5 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at rates ranging between 5.25% and 6.05%.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2006 and September 30, 2007 are comprised of eight marsh buggies. At September 30, 2007, no impairment of long-lived assets was necessary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2006. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described in more detail in our Form 10-K, as amended, for the year ended December 31, 2006, we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with the work related to Management’s Annual Report on Internal Control over Financial Reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. Because the control deficiencies leading to such material weaknesses were still present as of September 30, 2007, our Chief Executive Officer and Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate these material weaknesses in 2007.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders (“Annual Meeting”) was held at our principal executive offices at 4500 NE Evangeline Thruway, Carencro, Louisiana on Tuesday, August 7, 2007. The purpose of the Annual Meeting was to (i) elect three directors for the ensuing year, (ii) approve an amendment to the Sixth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder from 2,750,000 to 4,250,000 shares, and (iii) approve an amendment to the Plan to allow non-employee directors to be eligible to receive discretionary grants of restricted stock and other stock-based awards.

The following table provides the number of votes cast related to each proposal:

(i)	To Elect Directors

	For	Withheld
James C. Eckert	14,840,252	416,470
Barry E. Kaufman	14,616,104	640,618
Richard C. White	14,833,739	422,983

The following directors’ terms of office continued after the meeting:

Dennis R. Sciotto

Edward E. Colson III

(ii)	To approve an amendment to the Plan to increase the number of shares available for issuance thereunder from 2,750,000 to 4,250,000

For	Against	Abstain	Broker non-votes
5,925,986	2,287,100	77,831	9,778,113

(ii)	To approve an amendment to the Plan to allow non-employee directors to be eligible to receive discretionary grants of restricted stock and other stock-based awards

For	Against	Abstain	Broker non-votes
7,776,203	453,753	60,691	9,778,113

No other business was submitted before the meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Accounting Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: November 9, 2007	/s/ James C. Eckert
James C. Eckert President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2007	/s/ Gregory B. Milton
Gregory B. Milton Chief Accounting Officer (Principal Financial Officer)