Form 10-K
period 2007-12-31
OMNI ENERGY SERVICES CORP
filed 2008-03-17
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 0-23383

OMNI ENERGY SERVICES CORP.

(Exact name of registrant as specified in our charter)

LOUISIANA	72-1395273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 NE EVANGELINE THWY CARENCRO, LOUISIANA	70520
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(337) 896-6664

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes    ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007, based on the closing price of common stock on the Nasdaq Global Market for such date, was $180,648,754.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 13, 2008 was 19,145,115.

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

OMNI ENERGY SERVICES CORP.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2007

OMNI ENERGY SERVICES CORP.

Unless otherwise indicated by the context, references herein to the “Company,” “OMNI,” “we,” “our” or “us” mean OMNI Energy Services Corp., a Louisiana corporation, and its subsidiaries. Certain terms used herein relating to our operations and the oil and natural gas services industry are defined in ITEM 1. “BUSINESS” and ITEM 2. “PROPERTIES.”

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

GENERAL

OMNI Energy Services Corp. is an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey services; (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry; (iii) drilling fluid transportation and disposal services; (iv) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain Region and the Barnett Shale region in North Texas; and (v) other specialized services such as metal stress relieving, environmental pit cleaning and wellhead preheating and installation. At December 31, 2007, we operated in five business divisions—Seismic Drilling, Environmental Services, Equipment Leasing, Transportation Services and Other Services.

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

SEISMIC DRILLING. The principal market of our Seismic Drilling division is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are a leading provider of seismic drilling support services. In addition, we have seismic drilling operations in the mountainous regions of the western United States, and have had operations in various Transition Zone regions of Mexico.

We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only company that currently can both provide an integrated range of seismic drilling, permitting, and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. With the acquisition of all of the assets of AirJac Drilling, a division of Veritas Land DGC in 2002, we became the largest domestic provider of seismic drilling support services to geophysical companies.

In March 2007, we completed the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”), thereby expanding our fleet of seismic drilling equipment and allowing us to better serve the needs of our seismic drilling customers. In addition, Cypress operated in two distinct business segments—Seismic Drilling Services and Employee Leasing. The acquisition of the assets of Cypress includes the assumption of approximately $20 million of seismic drilling contracts. The Employee Leasing segment provides both skilled and unskilled contract labor services to various companies working in the oil and gas industry.

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

In March 2007, we completed the acquisition of BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). This acquisition provides us with additional opportunities to expand our environmental services segment with corrosion proofing and offshore cleaning capabilities. In addition, Holston offers: NORM surveys, cleaning and waste disposal; tank degassing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting.

EQUIPMENT LEASING. We completed the acquisition of Preheat, Inc. (“Preheat”) in February 2006. Preheat is a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. Preheat has a vast fleet of rental equipment including pressure washers, reverse osmosis machines and steam cleaners. In addition to the oilfield rental equipment, Preheat operates from locations in Belle Chasse and Broussard, Louisiana; Freer, Texas and Rock Springs, Wyoming.

In November 2006, we completed the acquisition of Rig Tools, Inc. (“Rig Tools”). Rig Tools maintains an extensive fleet of rental equipment for various oilfield and commercial applications including water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and, handling tools. It also offers certain land based environmental cleaning services. Rig Tools has operating facilities in Youngsville, Louisiana; and Navasota, Alice, Timpson and Teague, Texas.

Additionally, the acquisition of Holston in 2007 brings complementary additions to our equipment rental fleet. Holston maintains a fleet of rental equipment including frac tanks, gas buster tanks, generators, lighting systems and roll-off containers.

TRANSPORTATION SERVICES. As mentioned above, we completed the acquisition of Holston in March 2007. Holston offers transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids. Holston also operates two saltwater disposal wells for the disposal of non-hazardous byproducts. In late 2007, Holston received the necessary licensing and permits to go forward with the addition of a third saltwater disposal well, which we expect to be operational in the first quarter of 2008.

In June 2007, we acquired certain assets of Bailey Operating, Inc. (“BOI”). The acquisition of the assets of BOI geographically extends our core businesses into the Barnett Shale region in North Texas, currently one of the most prolific onshore regions in the United States for oil and gas exploration. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also establishes a platform for further geographic expansion of our core businesses. We expect to immediately expand our Transportation Services and Equipment Leasing operations into this Barnett Shale region. Thereafter, follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration.

OTHER SERVICES. The acquisition of Preheat allowed us to offer additional services to our customers including wellhead installation, stress relieving services and environmental pit cleaning.

INDUSTRY OVERVIEW

SEISMIC SERVICES. Seismic data generally consists of computer-generated three-dimensional (“3-D”) images or two-dimensional (“2-D”) cross sections of subsurface geologic formations and is used in the exploration of new hydrocarbon reserves and as a tool for enhancing production from existing reservoirs. Onshore seismic data is acquired by recording subsurface seismic waves produced by an energy source, usually dynamite, at various points (“source points”) at a project site. Historically, 2-D surveys were the primary technique used to acquire seismic data. However, advances in computer technology have made 3-D seismic data, which provides a more comprehensive geophysical image, a practical and capable oil and gas exploration and development tool. 3-D seismic data has proven to be more accurate and effective than 2-D data at identifying potential hydrocarbon-bearing geological formations. The use of 3-D seismic data to identify locations to drill both exploration and development wells has improved the economics of finding and producing oil and gas reserves, which in turn has created increased demand for 3-D seismic surveys and seismic support services.

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

ENVIRONMENTAL SERVICES. The demand for our environmental services is directly impacted by offshore drilling and production activity in the Gulf of Mexico. We provide specialized environmental cleaning and maintenance equipment and trained personnel to oil and gas companies operating in the Gulf Coast region of the United States. We also assist production operators in the maintenance and replacement of anodes, mist extractors, valves, glycol systems, chemical electric units and fire tubes. Our customer list includes more than 350 major and independent oil and gas companies operating in the Gulf of Mexico. Our dock side services are dependent upon the movement of vessels from offshore production platforms or drilling rigs which operate non-stop throughout the year.

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

EQUIPMENT LEASING. With our acquisition of Preheat, Rig Tools and Holston, we have expanded the list of equipment and services that we offer to customers. We now have a vast fleet of rental equipment including pressure washers, reverse osmosis systems, steam cleaners, frac tanks, wireline units, gas buster tanks, roll off containers and generators available for rent to drilling contractors operating in the Gulf of Mexico and Rocky Mountain regions. Additionally, services offered by Preheat include wellhead installation, stress relieving and environmental pit cleaning services. Preheat’s customer list includes approximately 250 major and independent oil and gas companies operating in the Gulf of Mexico and the Rocky Mountains. Rig Tools’ customer list includes approximately 200 major and independent oil and gas companies operating in Louisiana and Texas.

Rental equipment is charged on a daily basis. Wellhead installations, stress relieving and other services are billed on a “per job” basis. Our ability to successfully secure and maintain future rental and service opportunities with Preheat customers is dependent upon our ability to continue to provide high-quality, dependable rental equipment and reliable services to these customers at a competitive price.

TRANSPORTATION SERVICES. With our acquisition of Holston in March 2007, we expanded our transportation services to include vacuum truck, winch truck, roll-off truck and flat bed services supporting both drilling and production. The Company operates a fleet of over 60 owned and leased power units supporting south Louisiana, east Texas and the Barnett Shale and Rocky Mountain regions. The Company also operates four production water treatment and disposal facilities with locations in south Louisiana and the Barnett Shale. Holston’s customer list includes approximately 200 major and independent oil and gas companies operating in Louisiana, Texas and the Rocky Moutains.

DESCRIPTION OF OPERATIONS

We provide an integrated range of services including (i) onshore seismic drilling, operational support, permitting and surveying to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States, and (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating in the Gulf of Mexico. We have available an extensive fleet of oilfield rental equipment for our customers. With the acquisition of certain assets of Cypress in March 2007, we further extended our ability to provided seismic drilling and support services to our customers. Through the acquisition of Holston in March 2007, we expanded our list of services to include the disposal of non-hazardous byproducts, such as saltwater and spent drilling fluids. The acquisition of BOI in June 2007 further expanded our capacity for disposal of non-hazardous byproducts and gave us market presence in the Barnett Shale region of North Texas. Holston also brought an expansion of our market into the Rocky Mountains with an equipment rental outlet in Vernal, Utah and the necessary permitting and licensing to transport oilfield waste in the State of Louisiana.

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

PERMITTING. We maintain a “Geophysical Permit Acquisition Operation Division” within the seismic drilling division. Our staff of contract permit agents first conducts research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

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

OPERATIONAL SUPPORT. We are able to coordinate a variety of related services to customers performing 3-D seismic data acquisition projects that produce significant economies of scale and value. Our substantial base of experience gained from years of work supporting 3-D seismic projects enables us to provide significant pre-job planning information to the customer during job design analysis. Typical 3-D seismic data acquisition projects in the field involve large amounts of equipment, personnel and logistics coordination. Coordination of movements between permitting, drilling, survey and recording crews is of critical importance to timely, safe and cost effective execution of the job. We have a pool of senior field supervisors, who have broad seismic industry experience and are able to coordinate the activities of drill crews, permit agents and survey teams with the recording crews to achieve improved results. These personnel also have the ability to recommend changes to the customer field representatives in the manner of executing the job in the field to improve performance and reduce costs. By having the ability to perform significant field coordination, we are able to streamline field decision making and information flow and reduce customer overhead costs that otherwise would be required to perform these supervisory tasks. We also have one of the industry’s leading Quality, Health, Safety and Environmental (“QHSE”) programs. The involvement of our experienced personnel monitoring QHSE field practices greatly reduces customer involvement in this area. By offering the only integrated combination of seismic drilling, permit acquisition, seismic survey and operational support, in addition to an equipment fleet that is one of the largest in terms of number of units and most diverse in the industry, we provide significant operational advantages to the customer.

We completed the acquisition of certain assets of Cypress in March 2007. Cypress operates in two distinct business segments—Seismic Drilling and Employee Leasing. The Employee Leasing segment provides both skilled and unskilled contract labor services to various companies working in the oil and gas industry.

FABRICATION AND MAINTENANCE. At our Carencro facilities, we perform repairs and maintenance for our Transition Zone and highland drilling equipment. We design and fabricate aluminum marsh all terrain vehicles (ATVs), support boats and pontoon boats, and the drilling units that we use on our Transition Zone equipment. We purchase airboats directly from the manufacturer and then modify the airboats to install the drilling equipment. We have also designed and built a limited number of highland drilling units by installing our drilling equipment on tractors bought directly from the manufacturer. We also fabricate rock-drilling equipment and have the capability of fabricating other key equipment, such as swamp ATVs. Because of our ability to fabricate and maintain much of our equipment, we do not believe that we are dependent on any one supplier for our drilling equipment or parts.

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

In March 2007, we completed the acquisition of Holston. This acquisition provides us with additional opportunities to expand our environmental services segment with corrosion proofing and offshore cleaning capabilities. In addition, Holston offers transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degassing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates two saltwater disposal wells for the disposal of non-hazardous byproducts. Holston operates from three locations including a Rocky Mountain location in Vernal, Utah located in the Rocky Mountain region.

EQUIPMENT LEASING. Through our Preheat subsidiary, we offer a vast fleet of rental equipment including pressure washers, reverse osmosis machines and steam cleaners. In addition to providing rental equipment, Preheat offers wellhead installation, stress relieving and environmental pit cleaning services. Our subsidiary, Rig Tools, maintains an extensive fleet of rental equipment for various oilfield and commercial applications including: water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and, handling tools.

Our acquisition of Holston brings complementary additions to our equipment rental fleet. Holston maintains a fleet of rental equipment including frac tanks, gas buster tanks, generators, lighting systems and roll-off containers.

The rental and services operations are serviced from twelve locations.

DESCRIPTION OF EQUIPMENT

TRANSITION ZONE TRANSPORTATION AND DRILLING EQUIPMENT. Because of the varied terrain throughout the Transition Zone and the prevalence of environmentally sensitive areas, we employ a wide variety of drilling vehicles. We believe that we are the only company currently operating in the Transition Zone that owns and operates all of the following types of equipment:

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2007
Highland Drilling Units	123
Water Buggies	94
Aluminum Marsh ATVs	23
Stainless Steel Marsh ATVs(1)	8
Airboat-Drilling Units	40
Swamp ATVs	30
Pullboats	21
Pontoon Boats	16
Boats	9
Skid-Mounted Drilling Units	20
Heli-portable and Seismic Rock Drilling Equipment	11

(1)	This equipment is currently held for sale (See Note 1 “Property, Plant and Equipment” to the Consolidated Financial Statements).

Because of our extensive fleet of Transition Zone transportation and seismic drilling equipment, much of which we fabricated, we believe that we are the only company that currently can provide an integrated range of seismic drilling and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects.

HIGHLAND DRILLING UNITS AND WATER BUGGIES. We currently own 123 highland drilling units for seismic drilling in dry land areas. These units generally consist of a tractor-like vehicle with a drilling unit mounted on the rear of the vehicle. This highland drilling unit can be driven over land from point to point and is accompanied by a unit referred to as a “water buggy” (of which we own 94) that carries water required for water pressure rotary drills. This type of vehicle is used around the world for this type of terrain.

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

We own and operate 31 marsh ATVs, of which eight are made of stainless steel and 23 are made of aluminum. All of the stainless steel marsh ATVs are currently held for sale. The aluminum ATVs are lighter than steel vehicles and are specifically designed for the environmentally sensitive areas typically found in marsh terrain. Landowner consents will often require the use of aluminum ATVs in an effort to reduce the environmental impact of seismic drilling. The aluminum marsh ATV is the most widely accepted marsh vehicle for drilling operations in all Louisiana’s state and federal refuges. We fabricated our own aluminum marsh ATVs at our facilities in Carencro, Louisiana.

AIRBOAT DRILLING UNITS. We own 40 airboat-drilling units. An airboat-drilling unit consists of a drilling unit fabricated and installed on a large, three-engine airboat. Because of their better mobility, airboat-drilling units are used in shallow waters and all marsh areas where sufficient water is present.

SWAMP ATVs AND PULLBOATS. Wooded lowlands typically covered with water are referred to as the “swamp areas” of the Transition Zone. Our swamp ATVs are used to provide drilling services in these areas. Swamp ATVs are smaller, narrower versions of the marsh ATVs. The smaller unit is needed in swamp areas due to the dense vegetation typical in this terrain. Because of its smaller size, the swamp ATV uses a skid-mounted drilling unit installed in a pullboat, a non-motorized craft towed behind the swamp ATV. We own and 30 swamp ATVs and 21 pullboats. Swamp ATVs are also used in connection with survey operations in swamp areas.

PONTOON BOATS. We own and 16 pontoon boats that are used in shallow or protected inland bays and lakes and shallow coastal waters. Each pontoon boat uses a skid-mounted drilling unit installed on board.

SKID-MOUNTED DRILLING UNITS. A skid-mounted drilling unit is a drilling unit mounted on I-beam supports, which allows the drilling unit to be moved easily between pullboats, pontoon boats, jack-up rigs and other equipment we operate based on customer needs. We manufacture our skid-mounted drilling units at our facilities in Carencro, Louisiana and we currently have 20 of these units.

HELI-PORTABLE AND SEISMIC ROCK DRILLING EQUIPMENT. We have 11 heli-portable and man-portable drilling units dedicated to seismic drilling. We also have the ability to manufacture our own heli-portable and man-portable seismic drilling units, and have exported and provided servicing of heli-portable and man-portable drilling units.

MISCELLANEOUS. We own 87 single engine airboats and 9 outboard powered boats, which we use to ferry personnel and supplies to locations throughout the Transition Zone. We also maintain a fleet of five tractor-trailer trucks and numerous other trucks, trailers and vehicles to move our equipment and personnel to projects throughout the Transition Zone.

ENVIRONMENTAL EQUIPMENT. The following table sets forth the type and quantity of our key equipment operated by our Environmental division.

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2007
Offshore Tool House Cleaning Packages	7
Offshore Skid Cleaning Packages	11
Dockside & Land Tank Cleaning Packages	11
Air Compressors	41
Steam / Degas Generators	6
Liquid Vacuum Truck (60BBL)	2
Wet / Dry Vacuum Truck (80BBL)	3
Trailer Mounted Vacuum Units	2
Water Blasters (10K—40K)	5
15 BBL Cutting Boxes (Disposal)	19
NORM Pipe Decontamination System	3
6’ X 12’ Cargo Baskets	7
4’ X 8’ Cargo Baskets	4
Generators	6

EQUIPMENT LEASING. The following table sets forth the type of and quantity of our key equipment available for rental in our equipment rental division as a result of our acquisitions of Preheat and Rig Tools in 2006:

TYPES OF EQUIPMENT	NUMBER OF UNITS AS OF DECEMBER 31, 2007
PREHEAT
Pressure Washers	383
Wellhead Units	23
Stress Relieving Units	7
Reverse Osmosis Units	22
Water Blasters	12
Vacuum Units	136
Pit Cleaning Units	12
Mud Savers	45
Oilfield Fans	123

RIG TOOLS
Air Compressors	14
Bug Blowers	11
Frac Tanks	201
Generators	20
Light Towers	56
Pumps	387
Pressure Washers	26
Rig Vacuums	16
Tanks	69
Transformers	14
Trip Tanks	8
Wireline Units	55

In March 2007, we completed the acquisition of Holston. The environmental, transportation and rental equipment acquired in that transaction includes the following:

TYPES OF EQUIPMENT	NUMBER OF UNITS
Frac Tanks	154
Vacuum Tractors	25
Vacuum Trailers	43
Vacuum Trucks—Bob-tail	2
Roll-off Boxes	38
Skid Tanks	8
Offshore Packages—Paint and Blast	10
Winch Trucks	7
Light Towers	10
Water Trucks	1
Hot Shot Trucks	1
Air Compressors	9
After Cooler/Tank Combo	3
LEL Meters	3
Confined Space Monitor Kit	10
Gas Buster Tanks	7
Crane Truck	1

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

Equipment included in our rental fleet such as frac tanks, wireline units and pressure washers are readily available from many sources throughout the region. We do not depend upon any single supplier or source for such materials.

SAFETY AND QUALITY ASSURANCE

We maintain a stringent safety assurance program to reduce the possibility of accidents. Our QHSE department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education, including first aid and CPR training through orientations for new employees. Our QHSE manager reports directly to our Chief Executive Officer and supervises six QHSE field advisors and one instructor who provides Occupational Safety and Health Act (“OSHA”) mandated training. In addition, Preheat also employs one QHSE field advisor. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

We have implemented an extensive program that provides training for adverse conditions in remote locations. In addition to our internal requirements, our employee training is conducted in accordance with federal, state, and customer requirements.

CUSTOMERS, MARKETING AND CONTRACTING

CUSTOMERS. Historically, our customers have primarily been geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A few customers have historically generated a large portion of our seismic drilling revenue. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 38% (Quantum Geophysical and Veritas DGC), 32% (Quantum Geophysical and Veritas DGC), and 11% (Veritas DGC) of revenue for fiscal 2005, 2006, and 2007, respectively, all of which relate to the drilling division. While we expect oil and gas companies utilizing our environmental and newly acquired rental equipment services will eventually comprise a greater share of our revenue base, we currently derive a significant amount of our revenue from a small number of large geophysical companies and independent oil and gas operators. The loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

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

MARKETING. Our Seismic Drilling services traditionally have been marketed by our principal executive officers. We believe that this marketing approach helps us preserve long-term relationships established by our executive officers. Even as our geographical and service capabilities expand, we intend to continue implementing these marketing efforts in both the Transition Zone and in the Rocky Mountain region from our principal offices in Carencro, Louisiana. Our Environmental services are marketed from offices in Louisiana and Texas. Preheat’s, Rig Tools’ and Holston’s equipment and services are marketed from offices in Louisiana, Texas, Arkansas, Utah and Wyoming. Our saltwater disposal operations are marketed from offices in Louisiana and Texas.

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

CONTRACTING—TRANSPORTATION SERVICES. We generally bill our customers an hourly rate for transportation services under a master service agreement or a work-specific purchase order. Any disposal charges are billed at a per barrel rate.

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

TRANSPORTATION SERVICES. We have specific permits from various state agencies which allow us to transport and dispose of non-hazardous, spent drilling fluids. Our ability to compete effectively is dependent upon our ability to have personnel available when needed at competitive prices.

EQUIPMENT LEASING. We have several competitors offering similar equipment rental and services to those offered by our subsidiaries Preheat and Rig Tools. Some of the competitors are larger and have more financial resources than we have available. Our ability to effectively compete is dependent upon having the desired rental equipment available to meet the customer’s needs. In addition, it is imperative that the desired services can be performed for customers in a timely fashion at competitive prices. We feel that our recently acquired equipment and services are among the best in the market.

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

Our backlog as of December 31, 2007, was approximately $50.6 million compared to $56.1 million at December 31, 2006, with the decrease due largely to the timing of permitting and contracting processes. Backlog at December 31, 2007, includes seismic drilling and survey projects in the Transition Zone in addition to highland seismic drilling projects.

Our permitting, environmental (with the exception of NORM decontamination) and leasing divisions, historically, have not measured backlog due to the nature of our business and our contracts, which are generally cancelable by either party with thirty days written notice. Backlog for NORM decontamination projects is maintained but is not considered to be material.

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

TRANSPORTATION. Our transportation operations are subject to a wide variety of stringent federal, state and local environmental laws and regulations, including those governing the disposal of saltwater. We have acquired the necessary permits from regulatory agencies to transport oilfield fluids and the necessary licenses and permits to operate saltwater disposal wells at certain sites in Louisiana and Texas.

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

EQUIPMENT LEASING. Our operations involve the inherent risk of loss of equipment. Failure or loss of our equipment could result in property damage, personal injury, environmental pollution and other damage for which we could be liable. We maintain insurance against risk that we believe is consistent with industry standards and required by our customers. Although we believe that our insurance protection is adequate and we have not experienced a loss in excess of our policy limits, we may not be able to maintain adequate insurance rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

TRANSPORTATION SERVICES. Our transportation operations involve risks associated with the transportation of goods and materials on state and federal highways. We maintain insurance against foreseeable risks that we believe is consistent with prevailing standards in our industry and required by our customers and lenders. Although we believe that our insurance protection is adequate and we have not experienced any loss in excess of our policy limits, we may not be able to maintain adequate insurance rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

EMPLOYEES

As of December 31, 2007, we had approximately 800 employees including operating, corporate, administrative and management personnel. In addition, we had approximately 250 people working in our labor leasing operations. Our employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good.

AVAILABLE INFORMATION

Under the Exchange Act, we are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read a copy of any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file electronically with the SEC.

We make available, free of charge through our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC.

Additionally, we have adopted and posted on our web site a Code of Ethics for Officers that applies to our principal executive officer, principal financial and accounting officer and our General Code of Ethics for all other employees. Our web site also includes the charters for our Audit Committee and Corporate Governance and Nominating Committee. The address for our web site is http://www.omnienergy.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein. We will also provide a printed copy of any of these aforementioned documents free of charge upon request.

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

ONE STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR AFFAIRS.

Dennis R. Sciotto beneficially owns approximately 32% of our outstanding common stock. Mr. Sciotto represents and controls The Dennis R. Sciotto Family Trust and was appointed to the Board of Directors by the holders of the Series C Preferred Stock on June 13, 2005 pursuant to the Securities Purchase Agreement dated May 17, 2005. As a result, Mr. Sciotto has the ability to substantially influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets. This may have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation.

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

OUR SEISMIC DRILLING OPERATIONS DEPEND ON A FEW SIGNIFICANT CUSTOMERS.

We derive a significant amount of our revenue from a small number of geophysical companies. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) collectively accounted for 38% (two customers), 32% (two customers), and 11% (one customer) of revenue for fiscal 2005, 2006 and 2007, respectively.

OUR BACKLOG MAY NOT BE TIMELY CONVERTED INTO REVENUE IN ANY PARTICULAR FISCAL PERIOD.

Our backlog represents those seismic drilling and survey projects for which a customer has hired us and has scheduled a start date for the project. Backlog levels vary during the year depending on weather, the timing of the completion of certain contracts and when we are awarded new contracts. Projects currently included in our backlog, at the option of the customer, are subject to termination or delay without penalty, which could substantially reduce the amount of backlog currently reported, and consequently, the conversion of that backlog into revenue.

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

If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure of our internal control over financial reporting may result in errors or omissions in our periodic filings which may require us to amend our prior filings. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common stock.

CERTAIN OF OUR FACILITIES COULD BE DAMAGED BY HURRICANES AND OTHER NATURAL DISASTERS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or weather events.

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

The acquisition of Holston in March 2007 provides us with additional opportunities to expand our environmental services segment. Holston currently operates from its main facility in Jennings, Louisiana and operated satellite facilities in Cameron and Fourchon, Louisiana, which were consolidated with the facilities from which we previously operated. Additionally, Holston operates two saltwater disposal wells located in south Louisiana. In late 2007, we were notified of the approval of a third saltwater disposal well, which is expected to begin operation in the first quarter of 2008. Additionally, the BOI acquisition provides us with a saltwater disposal well in northern Texas.

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

TRANSPORTATION SERVICES FACILITIES. Our primary operations facility for our Transportation Services division is located in a leased facility in Jennings, Louisiana.

EQUIPMENT LEASING FACILITIES. Our primary operations facilities for our Equipment Leasing division are located in leased facilities in Broussard, Youngsville and Belle Chasse, Louisiana; Alice, Teague, and Freer, Texas; Rock Springs, Wyoming; and Wooster, Arkansas. We also own facilities in Timpson and Navasota, Texas.

In March 2007, we completed the acquisition of Holston. This acquisition brings complementary additions to our equipment rental fleet. Holston currently has equipment rental operations located in Jennings, Louisiana and Vernal, Utah.

ITEM 3.	LEGAL PROCEEDINGS

On December 12, 2007, Darcy Klug, an executive vice president of the Company, filed suit in the United States District Court for the Western District of Louisiana against the Company, Dennis Sciotto, Ed Colson, and Richard White, all of whom serve as directors of the Company, as well as Cove Partners, LLC and its principal, Richard Mager, an investment adviser to the Company. Mr. Sciotto was also sued in his capacity as trustee of the Dennis R. Sciotto Family Trust dated December 13, 1994, which is a shareholder of the Company. Mr. Colson was also sued in his capacity as trustee of the Edward E. Colson III Family Trust dated January 12, 1995, which is a shareholder of the Company. The claims against the Company are for breach of contract and Employee Retirement Income Security Act (ERISA) violations relating to Mr. Klug’s restricted stock agreement with the Company. The claims against the other defendants are for securities law violations, intentional interference with contract and (as to the director defendants) ERISA violations, all in connection with Mr. Klug’s restricted stock agreement with the Company. Mr. Klug requests relief that includes the following: (1) a judgment against all defendants, jointly and severally, in the amount of $16.83 million; (2) pre-judgment and post-judgment interest; (3) attorneys’ fees; (4) exemplary, treble, or punitive damages; and (5) expert witness fees and expenses and all litigation support costs.

We are involved in various additional legal and other proceedings that are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE GRAPH

The graph below compares the total shareholder return on the Common Stock from December 31, 2002 until December 31, 2007 with the total return on the S&P 500 Index and the Company’s Peer Group Index for the same period, in each case assuming the investment of $100 on December 31, 2002. The Company’s Current Peer Group Index consists of Dawson Geophysical Co. (NASDAQ:DWSN), CGG Veritas (NYSE:CGV), Ion Geophysical Corp. (NYSE:IO), Mitcham Industries, Inc. (NASDAQ:MIND), Petroleum Geo-Services ASA (OSE:PGS), Seitel, Inc. (OTC:SELA.OB) and the Company.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
OMNI Energy Services Corp.	100.00	848.68	255.26	484.21	1,288.16	642.11
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group	100.00	177.31	324.10	436.12	980.33	1,256.12

Our Common Stock is traded on the Nasdaq Global Market under the symbol “OMNI.” The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq Global Market for the periods indicated.

	HIGH	LOW
2007
First quarter	$10.65	$7.20
Second quarter	$12.74	$9.21
Third quarter	$11.75	$6.37
Fourth quarter	$8.35	$4.03

2006
First quarter	$4.94	$3.23
Second quarter	$11.93	$4.29
Third quarter	$12.60	$6.63
Fourth quarter	$11.81	$7.25

On March 13, 2008, the reported last sales price of our common stock as reported by the Nasdaq Global Market was $4.15. As of March 13, 2008, we had approximately 5,000 stockholders of record.

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

There were no stock repurchases during the year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2007 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. Our selected historical results are not necessarily indicative of results expected in future periods.

We sold our Aviation Transportation Services segment effective June 30, 2005. The financial information related to the results of operations for the years ended December 31, 2003 through December 31, 2005 have been adjusted to present the operations of the Aviation Transportation Services segment as discontinued operations.

SELECTED FINANCIAL DATA

	YEAR ENDED DECEMBER 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
INCOME STATEMENT DATA:
Operating revenue	$31,555	$39,064	$43,350	$98,998	$172,479
Operating expenses
Direct costs	21,586	28,510	27,515	59,830	110,252
Depreciation and amortization	3,355	4,282	4,627	5,660	10,761
General and administrative expense (includes transition incentives of $5,000 in 2007)	3,718	9,464	8,497	13,780	28,117

Total operating expenses	28,659	42,256	40,639	79,270	149,130

Operating income (loss)	2,896	(3,192)	2,711	19,728	23,349
Interest expense	(943)	(3,288)	(2,836)	(4,966)	(6,936)
Gain (loss) on debenture conversion inducement and debt extinguishment	—	(729)	758	15	(1,100)
Other income (expense), net	114	(290)	835	233	360

Income (loss) before income taxes	2,067	(7,499)	1,468	15,010	15,673
Income tax benefit (expense)	1,092	—	508	6,805	(5,504)

Net income (loss) from continuing operations	3,159	(7,499)	1,976	21,815	10,169
Income (loss) from discontinued operations, net of taxes	324	(6,756)	(3,978)	—	—
Loss on disposal of discontinued operations assets, net of taxes	—	—	(2,271)	—	—

Net income (loss)	3,483	(14,255)	(4,273)	21,815	10,169
Dividends and accretion of preferred stock	(484)	(490)	(249)	(488)	(503)
Non-cash charge attributable to beneficial conversion features of preferred stock	—	—	(745)	(458)	(255)

Net income (loss) available to common stockholders	$2,999	$(14,745)	$(5,267)	20,869	9,411

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.30	$(0.73)	$0.07	$1.29	$0.52
Income (loss) from discontinued operations	0.04	(0.62)	(0.30)	—	—
Loss on disposal of discontinued operations assets	—	—	(0.17)	—	—

Net income (loss) available to common stockholders	$0.34	$(1.35)	$(0.40)	$1.29	$0.52

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.28	$(0.73)	$0.07	$0.89	$0.40
Income (loss) from discontinued operations	0.03	(0.62)	(0.29)	—	—
Loss on disposal of discontinued operations assets	—	—	(0.16)	—	—

Net income (loss) available to common stockholders	$0.31	$(1.35)	$(0.38)	$0.89	$0.40

Number of Weighted Average Shares:
Basic	8,772	10,884	13,251	16,190	18,077
Diluted	11,362	10,884	13,683	24,459	25,634

	DECEMBER 31,
	2003	2004	2005	2006	2007
BALANCE SHEET DATA:
Total assets	$50,289	$65,913	$43,758	$120,540	$164,994
Long-term debt, less current maturities	9,624	12,952	15,801	32,935	34,827
Preferred Stock	12,100	29	806	1,285	1,162
Total Equity	24,386	4,864	11,135	39,426	60,159

	YEAR ENDED DECEMBER 31,
	2003	2004	2005	2006	2007
	(In thousands)
STATEMENT OF CASH FLOW DATA: (for continuing and discontinued operations)
Net cash provided by operating activities	$5,664	$5,550	$2,894	$22,363	$34,581
Net cash provided by (used in) investing activities	(4,158)	(12,647)	11,474	(26,120)	(35,523)
Net cash provided by (used in) financing activities	(1,638)	7,568	(15,237)	16,162	1,797

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On January 2, 2008, we announced the appointment of Ronald D. Mogel to the position of Senior Vice President and Chief Financial Officer. Mr. Mogel joined the Company in that capacity on January 14, 2008.

On January 7, 2008, we announced that James C. Eckert, the Company’s President and Chief Executive Officer, has announced his intention to retire during 2008. Mr. Eckert will continue serving as the Chief Executive Officer, will assist the Company with the appointment and transition of the Company’s next Chief Executive Officer, and has agreed to serve as a consultant to the Company after his retirement. Mr. Eckert and the Company have also agreed to a transition plan. See Note 8 to the Consolidated Financial Statements.

On January 18, 2008, we completed the acquisition of B.E.G. Liquid Mud Services Corp. (“B.E.G.”) pursuant to an Asset Purchase Agreement (“B.E.G. Purchase Agreement”). Subject to the terms and conditions of the B.E.G. Purchase Agreement, we purchased certain assets from B.E.G. for the total consideration of approximately $11.75 million, including $7.75 million of cash and the issuance of $4.0 million of three-year, 5% promissory notes.

On January 23, 2008, we announced the appointment of Ronald E. Gerevas to our Board of Directors. Mr. Gerevas will serve as a director until the 2008 annual meeting of shareholders, or until his successor is duly elected and qualified.

RECLASSIFICATION OF FINANCIAL STATEMENTS

Effective June 30, 2005, we sold our Aviation Transportation Services segment. The income statements for the years ended December 31, 2003, 2004, and 2005 have been adjusted to properly present the operations of the Aviation Transportation Services segment as discontinued operations.

GENERAL

DEMAND FOR OUR SERVICES. We receive our seismic services revenues from customers in the energy industry. Demand for our services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data and oil and gas companies operating primarily in the shallow waters of the Gulf of Mexico. The level of activity for our services is primarily influenced by the level of capital expenditures by oil and gas companies.

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

The demand for our environmental, equipment rental, transportation and other services are affected by the level of activity in the exploration and production of oil and gas companies in the Gulf of Mexico, the Rocky Mountains and the Barnett Shale region.

SEASONALITY AND WEATHER RISKS. Our seismic services operations are subject to seasonal variations in weather conditions and daylight hours as our activities take place outdoors. On average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours. Our environmental, equipment rental, transportation and other services are potentially affected by hurricanes in the Gulf of Mexico region. The hurricane season is from June 1 through November 30 each year.

RESULTS OF OPERATIONS

The following discussion provides information related to the results of our operations.

As discussed below in “Discontinued Operations,” we sold our Aviation Transportation Services segment effective June 30, 2005. The financial information related to the results of operations for the year ended December 31, 2005 has been adjusted to present the operations of the Aviation Transportation Services segment as discontinued operations. For more information regarding the discontinued operations of the Aviation Transportation Services segment refer to Note 13 of Consolidated Financial Statements included herein.

Year Ended December 31, 2006 Compared To The Year Ended December 31, 2007:

	YEAR ENDED DECEMBER 31,
	2006	2007
	(In thousands)
Operating revenue	$98,998	$172,479
Operating expenses
Direct costs	59,830	110,252
Depreciation and amortization	5,660	10,761
General and administrative expenses (includes transition incentives of $5,000 in 2007)	13,780	28,117

Total operating expenses	79,270	149,130

Operating income	19,728	23,349
Interest expense	(4,966)	(6,936)
Gain (loss) on debt extinguishment	15	(1,100)
Other income	233	360

Income before income taxes	15,010	15,673
Income tax benefit (expense)	6,805	(5,504)

Net income	21,815	10,169
Preferred stock dividends	(488)	(503)
Non-cash charge attributable to beneficial conversion features of preferred stock	(458)	(255)

Net income available to common stockholders	$20,869	$9,411

Operating revenues increased 74% or $73.5 million, from $99.0 million for the year ended December 31, 2006 to $172.5 million for the year ended December 31, 2007. This increase was due partially to our acquisitions of Holston in March 2007 and Rig Tools in November 2006 which contributed $22.7 million and $12.9 million, respectively, in revenue for 2007. The Preheat acquisition, in February 2006 accounted for $4.5 million of the increase in revenue for 2007. Our Seismic Drilling segment, enhanced by the Cypress transaction in February 2007, accounted for $30.5 million of the increase. Our Environmental Services segment, enhanced by the offshore and dockside operations of the Holston acquisition in March 2007, accounted for $2.9 million of the increase.

Direct costs increased 85%, or $50.5 million, from $59.8 million for the year ended December 31, 2006 to $110.3 million for the year ended December 31, 2007. Direct costs as a result of the Holston, Rig Tools and Preheat acquisitions accounted for $16.4 million, $6.6 million and $4.1 million, respectively, of the overall increase. Direct costs relating to the Seismic Drilling segment including the Cypress transaction and the Environmental Services segment, enhanced by the offshore and dockside operations of the Holston acquisition increased $20.2 million and $3.2 million, respectively. Approximately $23.5 million of the total increase in direct costs relates to payroll costs, $9.3 million relates to third-party contract services, $10.0 million relates to parts and repairs and maintenance, $2.7 million relates to fuel and oil and $1.8 million relates to rentals and leases.

Depreciation and amortization costs increased $5.1 million from $5.7 million for the year ended December 31, 2006 to $10.8 million for year ended December 31, 2007. Depreciation expense increased $3.9 million due primarily to the increase in revenue-producing assets from the acquisitions of Preheat in February 2006, Rig Tools in November 2006, Cypress in February 2007 and Holston in March 2007. Amortization expense increased $1.2 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $14.3 million, from $13.8 million during the year ended December 31, 2006 to $28.1 million for the year ended December 31, 2007 primarily as a result of the acquisitions of Preheat, Rig Tools, Cypress and Holston. Of this increase, $4.6 million relates to increased payroll costs and $1.2 million relates to professional services. Additionally, anticipated and negotiated transition incentive packages for two executives are included in 2007 in the amount of $5.0 million.

Interest expense increased approximately $1.9 million from $5.0 million for the year ended December 31, 2006 to $6.9 million for the year ended December 31, 2007. The increase in interest expense was primarily attributable to increased levels of debt including financing for the recent acquisitions.

Loss on debt extinguishment increased $1.1 million from 2006 to 2007 primarily as a result of the early repayment of our previous revolving line of credit in March 2007. Accordingly, any remaining deferred loan cost attributable to line of credit was expensed at that time in addition to an early payment penalty.

Other income increased from $0.2 million in 2006 to $0.4 million in 2007. This increase was partially attributable to a $0.1 million increase in gain on sale of assets.

Provision for income taxes for the year ended December 31, 2006 reflected a benefit of $6.8 million as a result of reversing our previously recorded valuation allowance on our deferred tax assets. All of the benefits related to net operating loss carryforwards were recorded by the end of 2006. For the year ended December 31, 2007, the provision for income tax expense was $5.5 million.

Preferred stock dividends were $0.5 million each for the years ended December 31, 2006 and 2007. Furthermore, we recorded a non-cash charge (deemed dividend) of $0.5 million attributable to the beneficial conversion feature associated with the Series C 9% Convertible Preferred Stock issued in 2006 and $0.3 million issued in 2007.

Year Ended December 31, 2005 Compared To The Year Ended December 31, 2006:

	YEAR ENDED DECEMBER 31,
	2005	2006
	(In thousands)
Operating revenue	$43,350	$98,998
Operating expenses
Direct costs	27,515	59,830
Depreciation and amortization	4,627	5,660
General and administrative expenses	8,497	13,780

Total operating expenses	40,639	79,270

Operating income	2,711	19,728
Interest expense	(2,836)	(4,966)
Gain on debt extinguishment	—	15
Gain on debenture conversion inducement	758	—
Other income	835	233

Income before taxes	1,468	15,010
Income tax benefit	508	6,805

Net income from continuing operations	1,976	21,815
Loss from discontinued operations	(3,978)	—
Loss on disposal of discontinued operations assets	(2,271)	—

Net income (loss)	(4,273)	21,815
Preferred stock dividends	(249)	(488)
Non-cash charge attributable to beneficial conversion features of preferred stock	(745)	(458)

Net income (loss) available to common stockholders	$(5,267)	$20,869

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

In 2005, we recorded a $0.8 million gain in connection with the early extinguishment of a portion of our debt. An additional loss of $0.7 million is included in loss from discontinued operations for 2005.

Other income (expense) decreased from income of $0.8 million for the year ended December 31, 2005 to income of $0.2 million for the year ended December 31, 2006. This decrease in income was partially attributable to a $0.8 million gain on sale of assets in 2005.

In 2005, an income tax benefit was recognized in the amount of $0.5 million to establish the deferred tax asset balance to its estimated realizable amount compared to a tax benefit of $6.8 million in 2006. This increase reflects the removal of the valuation allowance of our deferred tax assets primarily attributable to our net operating loss carryforwards.

As previously discussed, we sold our Aviation Transportation Services segment effective June 30, 2005. Accordingly, we recorded a loss from discontinued operations of $4.0 million, net of tax benefit, for the year ended December 31, 2005. Additionally, we recorded a loss of $2.3 million on the sale of our Aviation Transportation Services segment assets in 2005.

Preferred stock dividends were $0.2 million and $0.5 million, respectively, for the years ended December 31, 2005 and 2006. Furthermore, we recorded a non-cash charge (deemed dividend) of $0.7 million attributable to the beneficial conversion feature associated with the Series C 9% Convertible Preferred Stock issued in 2005 and $0.5 million in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had approximately $13.4 million in cash on hand and, because we borrowed the full availability under our revolving line of credit to illustrate our availability, we had approximately $0.0 million available for future borrowings on our revolving line of credit. At December 31, 2007, we borrowed $12.2 million on our revolving line of credit to better illustrate for investors and financial analysts our funds availability at the end of the year. The amount was repaid on the first business day of January 2008. This compares to approximately $12.6 million in cash on hand and approximately $0.0 million available for future borrowings on our revolving line of credit at December 31, 2006. At December 31, 2007, we had working capital of approximately $4.4 million as compared to approximately $16.6 million at December 31, 2006. Our decrease in working capital is attributable to the increase in the current portion of long-term debt as a result of acquisitions in 2006 and 2007.

Cash provided by continuing operating activities was $34.6 million, $22.4 million, and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2005, the largest contributing factors were a result of non-cash transactions, an increase in receivables and a decrease in prepaid expenses and other current assets and accounts payable and accrued expenses. In 2006, the largest contributing factor to our increase over 2005 was income from operations. In 2007, the largest contributing factor to our increase over 2006 was income from operations.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment, additions to our aviation fleet and new business acquisitions. For the year ended December 31, 2005, we acquired $0.1 million of new vehicles and approximately $0.1 million in aviation support equipment as well as $0.2 million in equipment and approximately $0.3 million in facility improvements. In 2005, we sold the assets of our Aviation Transportation Services segment. Proceeds from the sale were used to repay capital lease obligations related to that division. In 2006 we acquired Preheat and Rig Tools, purchased approximately $5.1 million in equipment and refinanced our rolling stock of vehicles previously accounted for as capital leases into operating leases. In 2007, we acquired Holston and certain assets of Cypress and BOI, and purchased approximately $13.8 million in equipment. In 2008, we plan to continue to explore strategic business opportunities and expand and upgrade our facilities and equipment to improve efficiency of our operations. (See Recent Developments).

Loan closing costs related to our various credit facilities of $2.4 million were incurred during the year ended December 31, 2007 compared to $1.0 million for the year ended December 31, 2006.

In March 2007, we completed $64.5 million of new senior credit facilities with LaSalle Business Credit, L.L.C (“LaSalle”). This credit facility allowed us additional financing capacity at more favorable interest rates. The funds were used to replace existing debt as well as finance the acquisition of Holston and certain assets of Cypress in March 2007.

LONG-TERM DEBT

At December 31, 2006 and 2007, long-term debt consists of the following:

	DECEMBER 31, 2006	DECEMBER 31, 2007
	(in thousands)
Notes payable to a bank with interest payable at Prime plus 1.50% (9.75% at December 31, 2006 and 9.25 % at December 31, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,288
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	152
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates from February 2008 through February 2010	4,000	8,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates from November 2007 through February 2010, net of beneficial conversion(1) of $582 at December 31, 2006 and $71 at December 31, 2007	3,418	4,929
Promissory notes payable to finance companies secured by vehicles and equipment	1,078	642
Capital leases payable to finance companies secured by an aircraft and equipment	683	549
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	197
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), maturing March 2012, secured by various equipment	—	33,026

Total	$40,624	$49,283
Less: current maturities	(7,689)	(14,456)

Long-term debt, less current maturities	$32,935	$34,827

(1)	See Note 12 to the consolidated financial statements regarding Rig Tools stockholder notes.

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”), with a bank. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR interest rate plus 2% (6.63% at December 31, 2007) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2007, we had $17.3 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Revolver and the Line have been classified as a current liability as of December 31, 2006 and 2007, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2% (6.63% at December 31, 2007). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million of outstanding principal under our previous Term A and Term B loans; (ii) closed the acquisition of Holston; and (iii) completed the acquisition of certain assets of Cypress. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability and were in compliance with all other covenants. As of December 31, 2007, we had $30.8 million outstanding under the Term Loan.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid in arrears and accruing at the annual interest rate of LIBOR plus 2% (6.93% at December 31, 2007). As of December 31, 2007, we had $2.2 million outstanding under the Capex Loan.

During 2007, we exceeded our allowable annual capital expenditures as prescribed by the Senior Credit Facility. As such, on March 5, 2008, we entered into the Waiver and Third Amendment to Loan and Security Agreement which modifies the Senior Credit Facility by increasing the covenant governing the level of allowable annual capital expenditures to $14.0 million in 2007 and $9.0 million for each year thereafter until the loan matures.

CAPITAL LEASES

Prior to February 2006, we leased several vehicles used in our seismic drilling operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008. In December 2006, we acquired for internal use a corporate-configured helicopter under capital lease maturing in 2008. As of December 31, 2007, the lease balance was $0.5 million. In March 2007, we acquired equipment under a capital lease maturing in 2012. As of December 31, 2007 the lease balance was less than $0.1 million.

TRUSSCO NOTES

In connection with the acquisition of Trussco, Inc. in June 2004, we issued $3.0 million in 5% convertible promissory notes payable to certain stockholders (“Stockholder Notes”) maturing in June 2007. The Stockholder

Notes could have been prepaid at any time and were convertible into shares of our common stock at a price of $9.40 per share.

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

PREHEAT NOTES

In connection with the purchase of Preheat in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2006 and 2007, the Preheat Notes had a balance of $4.0 million. The amounts due in February 2008 were not paid pending negotiations with the former Preheat stockholders to restructure the Preheat Notes.

RIG TOOLS NOTES

In connection with the purchase of Rig Tools in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and 2007, the Rig Tools Notes had a balance of $4.0 million and $1.0 million, respectively. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.1 million at December 31, 2006 and 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired Holston (See Note 12). Subject to the terms and conditions of the purchase agreement, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007, the Holston Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress (See Note 12) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007, the Cypress Note had a balance of $3.0 million.

BAILEY NOTE

In connection with the acquisition of BOI (See Note 12) effective June 7, 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007, the Bailey Note had a balance of $0.5 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at 5.25%

SUBORDINATED PROMISSORY NOTES

On May 18, 2005, we entered into settlement agreements (“Debenture Settlement Agreements”) with each of the holders of our 6.5% convertible debentures and other third parties (the “Debenture Holders”) in exchange for our dismissal of our lawsuit filed against the Debenture Holders in which we alleged the Debenture Holders violated Section 16(b) of the Securities Exchange Act of 1934, as amended (see Note 4 to the Consolidated Financial Statements). Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain of $0.2 million at the close of these transactions. The Subordinated Debenture Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2006 and 2007, the remaining Subordinated Debenture Note had a balance of approximately $0.6 million and $0.2 million, respectively.

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

The prior term loan agreements and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred were satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the years ended December 31, 2006 and 2007, 479 shares and 256 shares of Series C Preferred were issued, respectively, as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we have sufficient availability and are in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to December 2007 of $0.1 million were paid in cash.

RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 2006 and 2007, 479 shares and 256 shares of Series C Preferred were issued, respectively, as PIK dividends at par. The accrued dividends from April 2007 to December 2007 were paid in cash.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in 5% promissory notes payable to certain stockholders (“Preheat Notes”) and the assumption of approximately $1.5 million in debt and other liabilities. The Preheat Notes consist of three separate notes issued to the former owners who became employees of the Company with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006 and 2007, the Preheat Notes had a balance of $4.0 million.

Effective November 1, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% convertible promissory notes payable to certain stockholders (“Rig Tools Notes”), and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes issued to the former owners who are now employees of the Company with $3.0 million that matured in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and 2007, the Rig Tools Notes had a balance of $4.0 million less unamortized beneficial conversion of $0.6 million and $1.0 million less unamortized beneficial conversion of $0.1 million, respectively.

On March 2, 2007, we acquired Holston pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain Holston stockholders and the assumption of approximately $3.6 million in debt and other liabilities. The Holston Notes consist of three separate notes issued to the former owners who are now employees of the Company with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007, the Holston Notes had a balance of $5.0 million. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now employees of the Company. This receivable had a balance at December 31, 2007 in the amount of $0.3 million.

In connection with the acquisition of certain assets of Cypress effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder who is now an employee of the Company. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007, the Cypress Note had a balance of $3.0 million.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of our assets and liabilities. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations change, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of our net deferred tax assets and liabilities may be required. In making this determination, we have considered future taxable income in assessing the ultimate recoverability of the recognized net deferred tax asset.

OTHER CONTINGENCIES

We record liabilities for environmental obligations when remedial efforts are probable and the costs can be reasonably estimated. Our estimates are based on currently enacted laws and regulations. As more information becomes available or environmental laws and regulations change, such liabilities may be required to be adjusted. Additionally, in connection with acquisitions, we obtain indemnifications from the seller related to environmental matters. If the indemnifying parties do not fulfill their obligations, adjustments to recorded amounts may be required.

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

STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

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

Assets held for sale are recorded at the lower of their net book value or their net realizable value, which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2007 and 2006 are comprised of eight marsh buggies. Three helicopters held for sale at December 31, 2004 totaling $3.5 million were disposed of during the three months ended March 31, 2005 generating proceeds of $0.6 million and the extinguishment of lease obligations of approximately $2.9 million.

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

COMMITMENTS AND CONTINGENCIES

On June 30, 2004, we amended our Restricted Stock Incentive Agreements with James Eckert, our Chief Executive Officer, and Darcy Klug, our Executive Vice President, into Amended and Restated Incentive Agreements (collectively referred to hereinafter as the “Incentive Agreements”) that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. Tax equalization payments were also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were fair valued at a per share price of $5.05 at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

The Incentive Agreements also granted these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was increased after approval by the stockholders. From June 30, 2004 until November 30, 2004, the awards were accounted for under FASB Interpretation (FIN) No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock and put into escrow the number of shares of common stock to settle the award. Accordingly the previous unvested portion of the award was charged to expense which totaled $0.8 million and was recorded as compensation expense as of December 31, 2004.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with Mr. Eckert and Mr. Klug on June 30, 2004. Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (collectively “RSA”) with Mr. Eckert and Mr. Klug. The new RSAs replaced the prior SBAs. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

On December 31, 2007, we entered into a new Restricted Stock Agreement (“NRSA”) with Mr. Eckert. Under the NRSA, we awarded Mr. Eckert 400,000 restricted shares of our common stock on January 1, 2008. The restricted shares vest one year after the date of grant, but the shares will remain subject to transfer restrictions which lapse at a rate of 33,333 quarterly after the initial lapse of transfer restrictions on 100,000 shares on January 1, 2009. The RSA for Mr. Eckert was terminated in connection with his execution of the NRSA.

The intrinsic value of the remaining RSA to Mr. Klug at December 31, 2007 is $1.2 million but no compensation expense has been recorded at December 31, 2007 because the award is contingent on future events none of which are considered probable at December 31, 2007.

In conjunction with the NSRA, we entered into an Amended and Restated Employment Agreement (“Amended Agreement”) with Mr. Eckert. The Amended Agreement is effective until June 30, 2008 unless otherwise terminated in accordance with the Amended Agreement. Additionally, we entered into a Consulting Agreement (“Consulting Agreement”) with Mr. Eckert effective December 31, 2007. Under the terms of the Consulting Agreement, upon the termination of the Amended Agreement on June 30, 2008 or the earlier termination by us without cause, we will, for a period of one year, retain Mr. Eckert as an independent contractor to perform consulting services for us.

In addition, we have entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

On December 12, 2008, we entered into an employment agreement with one of our divisional vice presidents. The contract is effective until December 2010 and has provisions for automatic renewals unless either party gives notice of non-renewal as provided under the terms of the employment contract.

In connection with the Preheat acquisition, we entered into employment contracts with the two former Preheat stockholders effective until December 31, 2007 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2008. Subsequently, one contract has been renewed and one contract has been terminated.

In connection with the Rig Tools acquisition, we entered into an employment contract with one of the former stockholders of Rig Tools effective until October 31, 2008 with an automatic extension, granted at our option, for one additional twelve month period commencing November 1, 2008.

In connection with the Holston acquisition, we entered into a consulting agreement with one of the former stockholders and employment contracts with two of the former stockholders of Holston effective until December 31, 2009 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2010.

In connection with the Cypress acquisition, we entered into an employment contract with one of the former stockholders of Cypress effective until December 31, 2009 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2010.

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

On May 18, 2005, we entered into early Debt Extinguishment Agreements on $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note more fully described in Note 4 of our Consolidated Financial Statements contained herein. Under the terms of the Debt Extinguishment Agreements, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note, we agreed to (i) immediately issue 0.2 million shares of our common stock; and, (ii) pay certain holders of the Stockholder Notes $1.0 million on or before August 16, 2005, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

At December 31, 2005, we had $1.0 million of Stockholder Notes outstanding bearing interest at 5% and maturing in June 2007. In July 2006, we prepaid this indebtedness resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

CONTRACTUAL DEBT OBLIGATIONS

We have the following contractual debt obligations as of December 31, 2007:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	AFTER 4 YEARS
	(In thousands)
Long-term debt	$48,805	$14,017	$32,320	$2,468
Capital lease obligations	549	510	37	2
Line of credit	17,349	17,349	—	—
Insurance notes	4,808	4,808	—	—

Total Contractual Cash	$71,511	$36,684	$32,357	$2,470

We have the following operating lease commitments as of December 31, 2007:

	PAYMENTS DUE BY PERIOD
	2008	2009	2010	2011	2012
	(In thousands)
Operating leases	$2,870	$2,106	$1,315	$484	$332

We believe that cash flow generated from operations in 2008 will be sufficient to fund our working capital needs, satisfy our debt service requirements and contractual commitments, and fulfill our un-financed capital expenditure needs for at least the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As mentioned above, we have various vehicle and facilities leases which are classified as operating leases for reporting purposes. The total future commitments under these leases total $7.1 million.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact this statement adoption may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. At January 1, 2008, we did not elect the fair value option under the FASB No. 159 and, therefore, there was no impact to our consolidated financials statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (SFAS No. 141”). This Statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No 141 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In December 2007, Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123R. The SEC staff indicated in SAB No. 107 that it would accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term, for options granted prior to December 31, 2007. In SAB 110, the SEC staff states that it will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We are currently evaluating the impact of SAB 110 on our consolidated financial statements.

SUBSEQUENT EVENTS

On January 18, 2008, we completed the acquisition of B.E.G. Liquid Mud Services Corp. (“B.E.G.”) pursuant to an Asset Purchase Agreement (“B.E.G. Purchase Agreement”). Subject to the terms and conditions of the B.E.G. Purchase Agreement, we purchased certain assets from B.E.G. for the total consideration of approximately $11.75 million, including $7.75 million of cash and the issuance of $4.0 million of three-year, 5% promissory notes.

On January 24, 2008, we entered into a settlement agreement whereby our restricted cash ($1.1 million) was released from restrictions. As a result of the agreement, we fully satisfied the capital lease payable related to the aviation equipment in the amount of $0.6 million and we took clear title to the aircraft.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2007 subject to interest rate risk. All instruments described are non-traded instruments and approximate fair value.

	DECEMBER 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Long-term debt
Fixed Rate	$6,548	$4,534	$3,688	$177	$92
Average interest rate	5.5%	5.1%	5.2%	8.4%	8.7%
Variable Rate	$7,979	$7,983	$7,986	$7,989	$2,378
Average interest rate	6.7%	6.7%	6.7%	6.7%	8.0%
Short-term debt
Fixed Rate	$4,808	—	—	—	—
Average interest rate	5.3%	—	—	—	—
Variable Rate	$17,349	—	—	—	—
Average interest rate	6.6%	—	—	—	—

INTEREST RATE EXPOSURE

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements at December 31, 2007 with fixed interest rates totals $19.8 million. At December 31, 2007, 72% of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to decrease net income before provision for income taxes by approximately $0.4 million for the year ended December 31, 2007.

FOREIGN CURRENCY RISKS

We transact 100% of our business in U.S. dollars, thus we are not subject to foreign currency exchange risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*	All financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OMNI Energy Services Corp:

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Energy Services Corp as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNI Energy Service Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 1, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” on January 1, 2007.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 17, 2008

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2006	2007
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,576	$13,431
Restricted cash	1,114	1,114
Trade receivables, net	16,634	26,566
Other receivables	315	627
Parts and supplies inventory	3,792	5,950
Prepaid expenses and other current assets	4,663	7,412
Deferred tax assets	11,842	5,818
Current assets of discontinued operations	67	67
Due from related party	—	262
Assets held for sale	108	108

Total current assets	51,111	61,355

PROPERTY, PLANT AND EQUIPMENT, net	44,827	61,037

OTHER ASSETS:
Goodwill	14,521	15,038
Customer intangible assets, net	1,852	13,780
Licenses, permits and other intangible assets, net	4,308	9,082
Loan closing costs, net	3,356	4,359
Other assets	565	343

Total other assets, net	24,602	42,602

TOTAL ASSETS	$120,540	$164,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,435	$15,706
Accrued expenses	3,702	4,645
Current maturities of long-term debt	7,689	14,456
Insurance notes payable	3,275	4,808
Line of credit	12,179	17,349
Current liabilities of discontinued operations	219	—

Total current liabilities	34,499	56,964

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	32,935	34,827
Other long-term liabilities	—	1,060
Deferred tax liability	13,680	11,984

Total long-term liabilities	46,615	47,871

Total liabilities	81,114	104,835

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2006 and 2007 and 5,607 and 5,484 shares of Series C issued and outstanding at December 31, 2006 and 2007, respectively, liquidation preference of $1,000 per share	1,285	1,162
Common stock, $0.01 par value, 45,000,000 shares authorized; 16,909,949 and 18,727,615 issued and 16,864,949 and 18,682,615 outstanding at December 31, 2006 and 2007, respectively	169	187
Preferred stock dividends declared	132	3
Additional paid-in capital	82,441	93,997
Accumulated deficit	(44,601)	(35,190)

Total stockholders’ equity	39,426	60,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,540	$164,994

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
	(In thousands, except per share data)
Operating revenue	$43,350	$98,998	$172,479
Operating expenses:
Direct costs	27,515	59,830	110,252
Depreciation and amortization	4,627	5,660	10,761
General and administrative expenses (includes transition incentives of $5,000 in 2007)	8,497	13,780	28,117

Total operating expenses	40,639	79,270	149,130

Operating income	2,711	19,728	23,349
Interest expense	(2,836)	(4,966)	(6,936)
Gain (loss) on debt extinguishment	—	15	(1,100)
Gain on debenture conversion inducement	758	—	—
Other income	835	233	360

Income before income taxes	1,468	15,010	15,673
Income tax benefit (expense)	508	6,805	(5,504)

Net income from continuing operations	1,976	21,815	10,169
Loss from discontinued operations, net of taxes	(3,978)	—	—
Loss on disposal of discontinued operations assets, net of taxes	(2,271)	—	—

Net income (loss)	(4,273)	21,815	10,169
Dividends on preferred stock	(249)	(488)	(503)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(745)	(458)	(255)

Net income (loss) available to common stockholders	$(5,267)	$20,869	$9,411

Basic income (loss) per common share:
Income from continuing operations	$0.07	$1.29	$0.52
Loss from discontinued operations	(0.30)	—	—
Loss on disposal of discontinued operations assets, net of taxes	(0.17)	—	—

Net income (loss) available to common stockholders	$(0.40)	$1.29	$0.52

Diluted income (loss) per common share:
Income from continuing operations	$0.07	$0.89	$0.40
Loss from discontinued operations	(0.29)	—	—
Loss on disposal of discontinued operations assets, net of taxes	(0.16)	—	—

Net income (loss) available to common stockholders	$(0.38)	$0.89	$0.40

Number of weighted average shares:
Basic	13,251	16,190	18,077
Diluted	13,683	24,459	25,634

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT
	(Dollars in thousands)
BALANCE, December 31, 2004	29	$29	11,679,565	$117	$(529)
—Issuance of common stock for services	—	—	284,000	3	—
—Stock based compensation	—	—	30,000	—	—
—Stock options and warrants exercised for cash	—	—	283,556	3	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid in kind	128	128	—	—	—
—Issuance of preferred stock and warrants, net of offering costs	5,000	649	—	—	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	265
—Issuance of common stock in payment of debt	—	—	995,000	10	—
—Issuance of common stock in payment of convertible debentures	—	—	2,000,000	20	—
—Net loss	—	—	—	—	—

BALANCE, December 31, 2005	5,157	806	15,272,121	153	(264)
—Stock based compensation	—	—	—	—	—
—Stock based compensation forfeited	—	—	(24,000)	—	—
—Stock options and warrants exercised for cash and other	—	—	761,828	7	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid in kind	479	479	—	—	—
—Common stock issued in acquisition	—	—	900,000	9	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	264
—Beneficial conversion feature associated with convertible notes issued in acquisition, net of accretion	—	—	—	—	—
—Net income	—	—	—	—	—

BALANCE, December 31, 2006	5,636	1,285	16,909,949	169	—
—Stock based compensation	—	—	—	—	—
—Restricted stock awards, net of forfeitures	—	—	12,500	—	—
—Stock options and warrants exercised for cash and other	—	—	945,378	9	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid in kind	256	256	—	—	—
—Common stock issued for cash, net of offering costs	—	—	665,429	7	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Preferred stock conversion	(379)	(379)	194,359	2	—
—Net income	—	—	—	—	—

BALANCE, December 31, 2007	5,513	$1,162	18,727,615	$187	$—

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	PREFERRED STOCK DIVIDEND DECLARED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	(Dollars in thousands)
BALANCE, December 31, 2004	$2	$65,448	$(60,203)	$4,864
—Issuance of common stock for services	—	267	—	270
—Stock based compensation	—	9	—	9
—Stock options and warrants exercised for cash	—	526	—	529
—Preferred stock dividends declared	249	—	(249)	—
—Preferred stock dividends paid in kind	(128)	—	—	—
—Issuance of preferred stock and warrants, net of offering costs	—	3,788	—	4,437
—Beneficial conversion feature associated with preferred stock	—	745	(745)	—
—Issuance of treasury shares for stock based compensation	—	(265)	—	—
—Issuance of common stock in payment of debt	—	2,089	—	2,099
—Issuance of common stock in payment of convertible debentures	—	3,180	—	3,200
—Net loss	—	—	(4,273)	(4,273)

BALANCE, December 31, 2005	123	75,787	(65,470)	11,135
—Stock based compensation	—	617	—	617
—Stock based compensation forfeited	—	3	—	3
—Stock options and warrants exercised for cash and other	—	2,127	—	2,134
—Preferred stock dividends declared	488	—	(488)	—
—Preferred stock dividends paid in kind	(479)	—	—	—
—Common stock issued in acquisition	—	3,033	—	3,042
—Beneficial conversion feature associated with preferred stock	—	458	(458)	—
—Issuance of treasury shares for stock based compensation	—	(264)	—	—
—Beneficial conversion feature associated with convertible notes issued in acquisition, net of accretion	—	680	—	680
—Net income	—	—	21,815	21,815

BALANCE, December 31, 2006	132	82,441	(44,601)	39,426
—Stock based compensation	—	2,487	—	2,487
—Restricted stock, net of forfeitures	—	—	—	—
—Stock options and warrants exercised for cash and other	—	2,216	—	2,225
—Preferred stock dividends declared	127	—	(503)	(376)
—Preferred stock dividends paid in kind	(256)	—	—	—
—Common stock issued for cash, net of offering costs	—	6,221	—	6,228
—Beneficial conversion feature associated with preferred stock	—	255	(255)	—
—Preferred stock conversion	—	377	—	—
—Net income	—	—	10,169	10,169

BALANCE, December 31, 2007	$3	$93,997	$(35,190)	$60,159

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$1,976	$21,815	$10,169
Loss from discontinued operations	(6,249)	—	—

	(4,273)	21,815	10,169

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	4,627	5,660	10,761
Gain on property, plant and equipment disposals	(826)	(48)	(173)
Stock based compensation expense	8	620	2,487
Accretion of discount on convertible notes	—	100	511
Amortization of loan closing costs	417	850	1,013
(Gain) loss extinguishment of debt	—	(15)	1,100
(Gain) loss on debenture conversion inducement	(758)	—	—
Common stock and common stock warrants issued for services	270	—	—
Deferred taxes	(508)	(6,805)	4,328
Changes in operating assets and liabilities:
Trade receivables	(270)	(448)	(4,651)
Other receivables	(782)	(314)	(729)
Parts and supplies inventory	306	(345)	(1,583)
Prepaid expenses and other current assets	2,685	2,239	4,615
Other assets	(301)	(1,191)	(334)
Accounts payable and accrued expenses	(3,589)	242	7,067
Other long term liabilities	(97)	—	—

Net cash provided by operating activities of continuing operations	3,158	22,360	34,581

Net cash used in operating activities of discontinued operations	(264)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	—	(23,976)	(23,673)
Increase in restricted cash	—	(1,114)	—
Proceeds from collection of other receivables	—	3,870	420
Proceeds from disposal of property, plant and equipment	685	224	1,578
Purchase of property, plant and equipment	(591)	(5,124)	(13,848)

Net cash provided by (used in) investing activities of continuing operations	94	(26,120)	(35,523)

Net cash provided by investing activities of discontinued operations	11,380	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	26,956	18,970	14,934
Principal payments on long-term debt	(27,254)	(10,835)	(26,240)
Borrowings (payments) on line of credit, net	(4,411)	6,904	7,070
Preferred stock dividends paid in cash	—	—	(129)
Proceeds from issuance of preferred stock and associated warrants	4,677	—	—
Repayment of convertible debentures	(3,404)	—	—
Loan closing costs	(3,229)	(1,011)	(2,420)
Deferred organizational costs	(240)	—	—
Proceeds from stock options and warrants exercised	529	2,134	2,225
Proceeds from issuance of common stock	—	—	6,357

Net cash provided by (used in) financing activities of continuing operations	(6,376)	16,162	1,797

Net cash provided by (used in) financing activities of discontinued operations	(8,861)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(869)	12,402	855
CASH, at beginning of year	1,043	174	12,576

CASH, at end of year	$174	$12,576	$13,431

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
	(In thousands)
Supplemental cash flow disclosures:
Cash paid for interest	$3,589	$3,954	$5,329

Cash paid for income taxes	$—	$—	$236

Supplemental non-cash disclosures:
Equipment acquired under capital lease	$56	$—	$58

Premium financed with insurance carrier	$2,405	$4,196	$6,663

Transfer of inventory and property and equipment to assets held for sale	$51	$—	$—

Equipment note paid off in sale/leaseback	$—	$—	$201

Transfer of discontinued operations assets to assets held for sale	$11,000	$—	$—

Common stock issuance for extinguishment of convertible debentures	$3,200	$—	$—

Issuance of long-term debt for extinguishment of convertible debentures	$4,293	$—	$—

Common stock issuance for extinguishment of long-term debt	$2,099	$—	$—

Issuance of short-term debt for extinguishment of long-term debt	$1,000	$—	$—

Beneficial conversion feature associated with issuance of preferred stock	$745	$458	$255

Exchange of assets held for sale for extinguishment of capital leases	$2,891	$—	$—

Transfer of inventory to prepaid aviation repairs	$328	$—	$—

Dividends declared but not paid	$249	$488	$—

Equipment under capital lease exchanged in sale/leaseback	$—	$596	$—

Equipment financed	$—	$715	$—

Shareholder notes issued in acquisition	$—	$8,000	$8,500

Conversion of preferred stock to common	$—	$—	$377

Common stock issued in acquisition	$—	$3,042	$—

Beneficial conversion feature associated with issuance of shareholder notes	$—	$680	$—

Preferred stock issued as dividends paid-in-kind	$128	$479	$256

Assets transferred from assets held for sale to other receivables	$116	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

We are a leading, integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey, (ii) transportation, (iii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry, for oil and gas companies operating primarily in the Gulf of Mexico, and (iv) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico.

At December 31, 2007, we operated in five business divisions—Seismic Drilling, Transportation Services, Environmental Services, Equipment Rental and Other Services.

The principal market of our Seismic Drilling division is the marsh, swamps, shallow water and contiguous dry areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services.

Our Transportation Services division provides the transportation of drilling, completion and production fluids.

Our Environmental Services division provides dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico and the disposal of oilfield waste at our company-operated disposal facilities.

Our Equipment Leasing division provides various pieces of oilfield equipment to offshore and land-based oil production rigs and drilling contractors operating primarily in Louisiana, Texas, Arkansas and Wyoming.

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

In February 2006, we acquired Preheat, Inc. (“Preheat”), a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. (See Note 12 for additional information).

In November 2006, we acquired Rig Tools, Inc. (“Rig Tools”), a leading rental equipment supplier to land-based drilling contractors operating primarily in Louisiana and Texas. (See Note 12 for additional information).

In February 2007, we acquired certain seismic drilling assets of Cypress Consulting Services, Inc. (“Cypress”), a provider of seismic services and employee leasing. Cypress serves many of the same customers as our core seismic drilling operations (See Note 12 for additional information).

In March 2007, we acquired Charles Holston, Inc. pursuant to a Membership Interest Purchase and Sale Agreement to acquire BMJ Industrial Investment, L.L.C., and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, cleaning and waste disposal, dockside and offshore cleaning; and offshore sandblasting and painting operating primarily, in Louisiana and Texas (See Note 12 for additional information).

Effective June 7, 2007, we completed the acquisition of certain assets of Bailey Operating, Inc. (“BOI”). The assets acquired include a salt water disposal well, related permits and well-site equipment located on approximately five acres of land in Bowie, Texas (See Note 12 for additional information).

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

As a result of the second quarter 2005 change in the amortization periods of the Trussco intangibles, amortization expense for 2005 decreased. The pro forma effect of this change in estimate is shown in the table below and reflects what net loss would have been had the changes in estimate not occurred (in thousands of dollars, except per share amounts):

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
	(In thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$(5,267)	$20,869	$9,411
Effect of change in estimate	(600)	(797)	(797)

Net income (loss) available to common stockholders, pro forma	$(5,867)	$20,072	$8,614

Net income (loss) per common share—as reported:
Basic	$(0.40)	$1.29	$0.52
Diluted	$(0.38)	$0.89	$0.40
Net income (loss) per common share—pro forma:
Basic	$(0.44)	$1.24	$0.48
Diluted	$(0.43)	$0.86	$0.34

REVENUE RECOGNITION

We recognize revenue as service is rendered. Revenue from our drilling operations is recognized on a per hole basis. Once we have drilled and loaded a source point, revenue from the drilling of such source point is recognized. Similarly, revenue is recognized from our seismic survey operations either on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Permitting is recognized on a per day basis as services are rendered. Our aircraft, which were usually either chartered with a monthly guaranteed rate or for a guaranteed minimum number of hours per day, generated revenue pursuant to a fixed hourly rate. See Note 13 for information related to the disposal of our discontinued Aviation Transportation Services segment operations. Environmental revenue is recognized upon completion of each cleaning project. Equipment rental revenue is recognized on a daily basis. Revenues for wellhead installations, stress relieving and other services are recognized upon completion of each project. Transportation revenues are billed by the hour, load or barrel. From time to time, we may offer discounts from our standard service rates for volume and competitive reasons. These discounts are recorded as a reduction of revenues.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2007 represents cash held in escrow related to the purchase of the aircraft acquired in December 2006. The cash in escrow was released from restriction in January 2008 (See Note 15).

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. We provide for depreciation expense on a straight line basis over each asset’s estimated useful life depreciated to their estimated salvage values as follows:

ASSET CLASSIFICATION	USEFUL LIFE	SALVAGE VALUE
Buildings and improvements	15-25 years	—
Drilling, field and support equipment	5-10 years	10%
Aviation equipment (over five years of age)	10 years	30%
Aviation equipment (five years of age or less)	10 years	40%
Shop equipment	10 years	—
Saltwater disposal wells	20 years	—
Office equipment	5 years	—
Vehicles	4-5 years	—
Environmental	5 years	—
Rental Equipment	3-10 years	—

Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are charged to expense as incurred. Capitalized equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period. There was no interest capitalized for the years ended December 31, 2005, 2006 and 2007. Included in property and equipment at December 31, 2007 is approximately $1.4 million for equipment and aircraft held under capital lease obligations, net of accumulated depreciation of approximately $0.1 million.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2007 are eight marsh buggies.

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. During 2005, the aviation-related improvements at the Mouton Cove facility were deemed to be impaired as a result of the sale of our Aviation Transportation Services segment. A charge was recorded against operations in the amount of $0.5 million reflecting the impairment of the value of that facility. Such charge is included in loss from discontinued operations. The facility was not included in the sale of our Aviation Transportation Service segment. There were no impairment charges for 2006 or 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2006 and 2007, we have goodwill of $14.5 million and $15.0 million, respectively. We periodically assess the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. In conjunction with the acquisition of AirJac during 2002, we recorded a customer intangible of $1.9 million which is being amortized over a period of 20 years; with the acquisition of AHI in 2003, we recorded intangibles of $0.3 million which was being amortized over a period of 5 years subsequently charged against discontinued operations; with the acquisition of Trussco in 2004, we recorded intangibles of $3.9 million which are being amortized over various time periods ranging from three to 20 years and goodwill of $3.0 million; with the acquisition of Preheat in 2006, we recorded goodwill of $4.2 million and intangibles of $3.5 million which are being amortized over various time periods ranging from three to 10 years; with the acquisition of Rig Tools in 2006, we recorded intangibles of $2.9 million which are being amortized over various time periods ranging from four to 13 years and goodwill of $5.6 million; with the acquisition of Cypress in 2007, we recorded intangibles of $5.8 million which are being amortized over ten years; with the acquisition of Holston in 2007, we recorded intangibles of $6.4 million which are being amortized over various time periods ranging from three to 20 years and goodwill of $0.8 million. We recorded $0.7 million, $0.5 million and $1.7 million, respectively, in amortization expense related to the intangible assets for the years ended December 31, 2005, 2006 and 2007.

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

STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the years ended December 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth the 2005 pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123R.

YEAR ENDED DECEMBER 31, 2005
(In thousands except per share data)
Net loss available to common stockholders—as reported	$(5,267)
Add: stock-based employee compensation expense included in net loss, net of tax	8
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(785)

Net loss available to common stockholders—pro forma	$(6,044)

Net loss available to common stockholders—as reported:
Basic	$(0.40)
Diluted	$(0.38)
Net loss available to common and stockholders—pro forma:
Basic	$(0.46)
Diluted	$(0.44)

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 became effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Our consolidated financial statements have not been materially impacted by the adoption of FIN 48 as of January 1, 2007.

In May 2007, the FASB issued FIN 48-1 “Definition of ‘Settlement’ in FASB Interpretation No. 48” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Our adoption of FIN 48, effective January 1, 2007, was consistent with FIN 48-1.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact this statement adoption may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. At January 1, 2008, we did not elect the fair value option under SFAS No. 159 and, therefore, there was no impact to our consolidated financials statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (SFAS No. 141R”). This Statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). This Statement changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of this statement on our consolidated financial statements.

In December 2007, Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The SEC staff indicated in SAB No. 107 that it would accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term, for options granted prior to December 31, 2007. In SAB No. 110, the SEC staff states that it will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We are currently evaluating the impact of SAB No. 110 on our consolidated financial statements.

2.	VALUATION ALLOWANCE ACCOUNTS

The allowance for uncollectible accounts consists of the following:

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO EXPENSE	OTHER ADDITIONS	WRITE-OFF OF UNCOLLECTIBLE AMOUNTS	BALANCE AT END OF PERIOD
	(In thousands)
December 31, 2007 Allowance for uncollectible accounts	$128	$60	$—	$58	$130

December 31, 2006 Allowance for uncollectible accounts	$—	$—	$128	$—	$128

3.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following at December 31:

	DECEMBER 31,
	2006	2007
	(In thousands)
Land	$697	$793
Building and improvements	6,601	8,200
Drilling, field and support equipment	57,019	79,382
Aviation equipment	1,010	1,438
Shop equipment	594	1,153
Office equipment	2,039	2,261
Vehicles	4,436	4,291
Construction in progress	1,248	734

	73,644	98,252
Less: accumulated depreciation	(28,817)	(37,215)

Total property, plant and equipment, net	$44,827	$61,037

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

4.	LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2006 and 2007, long-term debt consists of the following:

	DECEMBER 31,
	2006	2007
	(in thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.75% at December 31, 2006 and 9.25 % at December 31, 2007) maturing July 31, 2023, secured by real estate	$1,321	$1,288
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	174	152
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates from February 2008 through February 2010	4,000	8,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates from November 2007 through February 2010, net of beneficial conversion (1) of $582 at December 31, 2006 and $71 at December 31, 2007	3,418	4,929
Promissory notes payable to finance companies secured by vehicles and equipment	1,078	642
Capital leases payable to finance companies secured by an aircraft and equipment	683	549
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	569	197
Term B notes payable to a finance company, variable interest rate at LIBOR plus 8% (13.37% at December 31, 2006) maturing August 29, 2010, secured by various property and equipment, paid in full	15,000	—
Term A notes payable to a finance company, variable interest rate at LIBOR plus 4% (9.37% at December 31, 2006), maturing May 18, 2010, secured by various equipment, paid in full	14,381	—
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), maturing March 2012, secured by various equipment	—	33,026

Total	$40,624	$49,283
Less: current maturities	(7,689)	(14,456)

Long-term debt, less current maturities	$32,935	$34,827

(1)	See Note 12 regarding Rig Tools stockholder notes.

Annual maturities of long-term debt plus beneficial conversion during each of the years ended December 31, are as follows:

YEAR ENDED DECEMBER 31,
(In thousands)
2008	$14,527
2009	12,517
2010	11,674
2011	8,166
2012 and thereafter	2,470

$49,354

The estimated fair value of long-term debt is determined based on borrowing rates currently available to the Company for notes with similar terms and average maturities and approximates the carrying value as of December 31, 2006 and 2007.

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”), with a bank. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR plus 2% (6.63% at December 31, 2007) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2007, we had $17.3 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Revolver and the Line have been classified as a current liability as of December 31, 2006 and 2007, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits will be limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2% (6.63% at December 31, 2007). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds received from the Senior Credit Facility, we (i) repaid approximately $22.0 million of outstanding principal under our previous Term A and Term B loans; (ii) closed the acquisition of Charles Holston, Inc.; and (iii) completed the acquisition of certain assets of Cypress Consulting Services, Inc. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. As of December 31, 2007, we had $30.8 million outstanding under the Term Loan.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2% (6.93% at December 31, 2007). As of December 31, 2007, we had $2.2 million outstanding under the Capex Loan.

During 2007, we exceeded our allowable annual capital expenditures as prescribed by the Senior Credit Facility. As such, on March 5, 2008, we entered into the Waiver and Third Amendment to Loan and Security Agreement which modifies the Senior Credit Facility by increasing the covenant governing the level of allowable annual capital expenditures to $14.0 million in 2007 and $9.0 million for each year thereafter until the loan matures.

CAPITAL LEASES

Prior to December 31, 2005, we had several capital leases for aircraft which generally had lease terms of 60 months at inception of the lease. Aircraft leases either contained a bargain purchase option at the end of the lease or a balloon amount due that can be refinanced over 36 months. From time to time, we acquired an aircraft through cash flows from operations or through the Line which was then sold to a financing company and leased back to us. These sales and lease back transactions were recorded as a capital lease and gains and losses incurred on the sale were deferred and amortized over the life of the lease term or the asset, whichever is shorter. These leases were paid in full with proceeds from the Term A Loan (see above). As set forth in Note 13, we sold the equipment and related assets of our Aviation Transportation Services segment for a cash price of $11.0 million effective June 30, 2005. During May 2005, proceeds from the borrowings under the Term A Loan were used to repay certain aviation leases outstanding at that time.

We also leased several vehicles used in our seismic drilling and environmental operations under 40-month capital leases. In February 2006, the capital leases on vehicles were paid off through a sale/leaseback transaction with a third party leasing company. The capital leases were replaced with twenty-four (24) month operating leases expiring in the first quarter of 2008.

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease matures in 2008. In March 2007, we acquired a forklift under capital lease. The capital lease matures in February 2012. As mentioned in Note 15, the capital lease for the helicopter was paid in full in January 2008.

Total cost and accumulated depreciation of aircraft and vehicles held under capital leases is as follows:

	DECEMBER 31,
	2006	2007
	(In thousands)
Aircraft	$1,010	$1,437
Vehicles	—	58

	1,010	1,495
Less: Accumulated amortization	—	(101)

Capitalized cost, net	$1,010	$1,394

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was approximately $0.6 million, $0.1 million and $0.1 million, respectively, for all assets held under capital lease.

The following schedule shows future minimum lease payments for capital leases as of December 31, 2007:

YEAR ENDING DECEMBER 31,
(In thousands)
2008	$545
2009	14
2010	14
2011	14
2012	2

Total minimum lease payments	589
Less: Amount representing interest	(40)

Present value of net minimum lease payments	$549

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

In May 2005, in connection with the completion of other financing, we entered into early debt extinguishment agreements with respect to $2.0 million of the Stockholder Notes and $1.0 million of the notes issued to certain former stockholders of Trussco that earned interest at a rate of 5% per annum of the amount owed (“Earnout Note”). We agreed to pay these stockholders on or before June 30, 2007, the lesser of (i) the amount of $3.0 million, or (ii) the sum of the product of 3.12 times Trussco’s average annual EBITDA for the 36 month period ending December 31, 2006 less the sum of $9.0 million of Trussco’s long-term and former shareholder debt existing as of June 30, 2004 that we assumed. In August 2005, we (i) issued 0.2 million shares of our common stock; and (ii) paid certain holders of the Stockholder Notes $1.0 million in cash, in full and complete satisfaction of $2.0 million of the Stockholder Notes and $1.0 million of the Earnout Note.

In July 2006, we prepaid the remaining amount of the Stockholder Notes resulting in a $0.01 million gain from the early extinguishment of this debt. This transaction also resulted in the termination of the Earnout Note.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2006 and 2007, the Preheat Notes had a balance of $4.0 million. The amounts due in February 2008 were not paid pending negotiations with the former Preheat stockholders to restructure the Preheat Notes.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools in November 2006, we issued $4.0 million in 5% convertible promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is recorded as a debt discount and is being amortized over the life of the notes. At December 31, 2006 and 2007, the Rig Tools Notes had a balance of $4.0 million and $1.0 million, respectively. The beneficial conversion feature had an unamortized balance of $0.6 million and $0.1 million at December 31, 2006 and 2007, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired Holston pursuant to the Holston Purchase Agreement to acquire BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc. (See Note 12). Subject to the terms and conditions of the Holston Purchase Agreement, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007, the Holston Notes had a balance of $5.0 million.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress pursuant to an Asset Purchase Agreement (See Note 12) effective February 16, 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007, the Cypress Note had a balance of $3.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of BOI (See Note 12) effective June 7, 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007, the Bailey Note had a balance of $0.5 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at 5.25%

SUBORDINATED PROMISSORY NOTES

On May 18, 2005, we entered into settlement agreements (“Debenture Settlement Agreements”) with each of the holders of our 6.5% convertible debentures and other third parties (the “Debenture Holders”) in exchange for our dismissal of the lawsuit filed against the Debenture Holders in which we alleged that the Debenture Holders violated Section 16(b) of the Securities Exchange Act of 1934, as amended. We sought the disgorgement of profits realized by the Debenture Holders from their purchases and sales of our common stock. Under the terms of the Debenture Settlement Agreements, we agreed to (i) pay the Debenture Holders approximately $4.0 million cash; (ii) immediately issue the Debenture Holders 2.0 million shares of our common stock at an agreed upon value of $3.4 million; and, (iii) issue the Debenture Holders approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Debenture Notes”). The Company recorded a gain of $0.2 million at the close of these transactions. The Subordinated Debenture Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. Execution of the Debenture Settlement Agreements extinguished the terms of the original Debentures and released all parties from any future claims.

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. At December 31, 2006 and 2007, the remaining Subordinated Debenture Note had a balance of approximately $0.6 million and $0.2 million, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2006		2007
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION
	(In thousands)
Customer lists	$2,359	$507	$15,303	$1,523
Trademark/tradename	2,900	1,172	4,132	1,450
Non-compete agreements	240	120	1,157	292
Favorable lease	—	—	196	—
Licenses and permits	800	200	3,700	438

Total amortizable intangible assets	$6,299	$1,999	$24,488	$3,703

Goodwill	$14,645	$124	$15,162	$124
Acquisition costs	1,860	—	2,077	—

Total unamortizable intangible assets	$16,505	$124	$17,239	$124

YEAR ENDED DECEMBER 31,	AGGREGATE AMORTIZATION EXPENSE	ESTIMATED AGGREGATE AMORTIZATION EXPENSE
	(In thousands)
2004	$730	$—
2005	663	—
2006	465	—
2007	1,703	—
2008	—	2,295
2009	—	2,271
2010	—	2,150
2011	—	2,082
Thereafter	—	11,986

Goodwill, net of amortization, of $2.0 million is attributable to our previous acquisition of Gulf Coast Resources, $2.2 million is attributable to our acquisition of Trussco, $2.3 million is attributable to our acquisition of Preheat, $3.6 million is attributable to our acquisition of Rig Tools, and $0.8 million is attributable to our acquisition of Holston at December 31, 2007.

6.	RELATED PARTY TRANSACTIONS

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion a Term A Loan. Our Series C Preferred is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, the closing date of the first tranche, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.5 million. The second tranche closed on August 29, 2005, at which time the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

Historically, the Term Loans restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred were satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the years ended December 31, 2006 and 2007, 479 shares and 256 shares of Series C Preferred were issued, respectively, as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to December 2007 of $0.1 million were paid in cash.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, 900,000 shares of our common stock, $4.0 million in the Preheat Notes and the assumption of approximately $1.5 million in debt and other liabilities. The Preheat Notes consist of three separate notes issued to the former owners who became employees with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2006 and 2007, the Preheat Notes had a balance of $4.0 million.

Effective November 1, 2006, we purchased all of the issued and outstanding stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in the Rig Tools Notes, and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes issued to the former owners who are now employees with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2006 and 2007, the Rig Tools Notes had a balance of $4.0 million less unamortized beneficial conversion of $0.6 million and $1.0 million less unamortized beneficial conversion of $0.1 million, respectively.

On March 2, 2007, we acquired Holston pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in the Holston Notes and the assumption of approximately $3.4 million in debt and other liabilities. The Holston Notes consist of three separate notes issued to the former owners who are now employees with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007, the Holston Notes had a balance of $5.0 million. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now employees of the Company. This receivable had a balance at December 31, 2007 in the amount of $0.3 million.

In connection with the acquisition of certain assets of Cypress effective February 16, 2007 we issued $3.0 million in Cypress Notes to the former owners who are now employees. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007, the Cypress Note had a balance of $3.0 million

7.	VENDOR, CUSTOMER AND CREDIT CONCENTRATION

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

During the year ended December 31, 2007, one customer associated with the drilling division, accounted for 11% of our total revenues. Included in accounts receivable as of December 31, 2007, are amounts receivable from this customers totaling approximately 7% of total accounts receivable

8.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Total rental expense inclusive of equipment leased on a short-term basis, was $1.6 million, $3.5 million and $4.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

We have the following operating lease commitments under non-cancelable lease terms, as of December 31, 2007:

	PAYMENTS DUE BY PERIOD
	2008	2009	2010	2011	2012	Total
	(In thousands)
Operating leases	$2,870	$2,106	$1,315	$484	$332	$7,107

DEBENTURE LITIGATION

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of our 6.5% subordinated debentures. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable approximately $4.3 million of unsecured subordinated promissory notes (“Subordinate Debenture Notes”). At December 31, 2007, the remaining Subordinated Debenture Note had a balance of approximately $0.2 million.

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

EMPLOYMENT AGREEMENTS

On June 30, 2004, we amended our Restricted Stock Incentive Agreements with James Eckert, our Chief Executive Officer, and Darcy Klug, our Executive Vice President, into Amended and Restated Incentive Agreements (collectively referred to hereinafter as the “Incentive Agreements”) that award stock and/or cash on various vesting dates. Under the terms and conditions of the Incentive Agreements, two executive officers received 40,454 shares and 50,000 shares. The stock was held in escrow, registered in the name of the executive officers, until it vested 100% on November 4, 2004. Tax equalization payments were also paid to the two executive officers totaling $0.1 million at June 30, 2004. The awards were fair valued at a per share price of $5.05 at June 30, 2004 and recorded, in full, as compensation expense of $0.5 million.

The Incentive Agreements also granted these executive officers the right to receive two cash payments each equal to the fair market value of 60,673 shares and 75,000 shares of our common stock, respectively, on the first business day following our annual stockholders’ meeting in 2005 and in 2006. The amounts of such stock-based awards to the executive officers on each vesting date may be paid in cash or, at the sole option of the Compensation Committee, in additional common stock, provided such shares are available for issuance pursuant to the terms of the Fourth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (hereinafter the “Plan”). Such shares were not available until November 30, 2004, when the number of shares available under the Plan was increased after approval by the stockholders. From June 30, 2004 until November 30, 2004, the awards were accounted for under FASB Interpretation (FIN) No. 28 “Accounting for Stock Appreciation Right and Other Variable Stock Option or Award Plans” as a variable plan, which requires that compensation will be measured at the end of each period at the quoted market price of a share of our common stock and the change in the value of the incentive awards be charged to expense. As such, the awards were revalued at the end of each reporting period at the quoted market price of a share of our common stock. At November 30, 2004, the market value of a share of our common stock was $2.93 resulting in compensation expense under variable accounting of $0.5 million recognized through that date. Effective November 30, 2004, the Company amended these incentive agreements to provide for 100% vesting of the restricted stock and put into escrow the number of shares of common stock to settle the award. Accordingly the previous unvested portion of the award was charged to expense which totaled $0.8 million and was recorded as compensation expense as of December 31, 2004.

We also entered into Stock-Based Award Incentive Agreements (hereinafter “SBA”) with Mr. Eckert and Mr. Klug on June 30, 2004. Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (collectively “RSA”) with Mr. Eckert and Mr. Klug. The new RSAs replaced the prior SBAs. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The revised RSAs will terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

On December 31, 2007, we entered into a new Restricted Stock Agreement (“NRSA”) with Mr. Eckert. Under the NRSA, effective January 1, 2008, we awarded the executive 400,000 restricted shares of our common stock. The restricted shares vest one year after the date of grant (December 31, 2007), but the shares will remain subject to transfer restrictions which lapse quarterly as to 33,333 shares after the initial lapse of transfer restrictions as to 100,000 shares on January 1, 2009. The RSA for Mr. Eckert was terminated in connection with his execution of the NRSA.

The intrinsic value of the remaining RSA to Mr. Klug at December 31, 2007 is $1.2 million but no compensation expense has been recorded at December 31, 2007 because the award is contingent on future events none of which are considered probable at December 31, 2007.

In conjunction with the NSRA, we entered into an Amended and Restated Employment Agreement (“Amended Agreement”) with Mr. Eckert. The Amended Agreement is effective until June 30, 2008 unless otherwise terminated in accordance with the Amended Agreement. Additionally, we entered into a Consulting Agreement (“Consulting Agreement”) with Mr. Eckert effective December 31, 2007. Under the terms of the Consulting Agreement, upon the termination of the Amended Agreement on June 30, 2008 or the earlier termination by us without cause, we will, for a period of one year, retain Mr. Eckert as an independent contractor to perform consulting services for us.

In addition, we entered into employment contracts with certain existing key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009 and with former executive management of companies we acquired, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

On December 12, 2008, we entered into an employment agreement with one of our divisional vice presidents. The contract is effective until December 2010 and has provisions for automatic renewals unless either party gives notice of non-renewal as provided under the terms of the employment contract.

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

We maintain insurance coverage for various aspects of our business and operations. We retain a portion of losses that occur through the use of deductibles and, to a limited extent, self-funded insurance programs. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. As of December 31, 2007, no liability related to remediation efforts were recorded, since none were deemed necessary.

On December 12, 2007, Darcy Klug, an executive vice president of the Company, filed suit in the United States District Court for the Western District of Louisiana against the Company, Dennis Sciotto, Ed Colson, and Richard White, all of whom serve as directors of the Company, as well as Cove Partners, LLC and its principal, Richard Mager, an investment adviser to the Company. The claims against the Company are for breach of contract and Employee Retirement Income Security Act (ERISA) violations relating to Mr. Klug’s restricted stock agreement with the Company. The claims against the other defendants are for securities law violations, intentional interference with contract and ERISA violations, all in connection with Mr. Klug’s restricted stock agreement with the Company. The lawsuit is seeking damages of approximately $17 million. The Company intends to vigorously defend itself against these claims. The other defendants have informed the Company that they strongly deny these claims and intend to vigorously defend themselves against them as well.

9.	STOCKHOLDERS’ EQUITY

COMMON STOCK

We currently have 45,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 16,909,949 and 18,727,615 issued at December 31, 2006 and 2007, respectively.

During 2007, we issued 665,429 shares of our common stock pursuant to a Common Stock Purchase agreement between the Company and Fusion Capital Fund II, LLC (“Fusion Agreement”). In accordance with terms of the Fusion Agreement, we issued 628,300 common shares in exchange for proceeds of $6.4 million and we issued 37,129 common shares as commitment shares to Fusion Capital Fund II, LLC.

PREFERRED STOCK

In May 2001, we agreed to pay an affiliate $3.0 million cash plus issue to an affiliate $4.6 million of our Series B Preferred in satisfaction of all of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred are convertible into our common stock at a conversion price of $3.75 per share. This transaction resulted in the affiliate agreeing to forgive $1.0 million of indebtedness, which has been reflected as a capital contribution from the affiliate rather than as income in the accompanying financial statements. During 2004, we redeemed an aggregate of 4,571 shares of the Series B Preferred for $4.9 million, including accrued dividends of $0.3 million. At December 31, 2007, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion of the Senior Credit Facility more fully described in Note 4. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C Preferred and the warrant exercise prices were supported by a fairness opinion issued by a third party. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.3 million, net of offering costs of $0.2 million. The proceeds of the issuance were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the remaining allocated value to the preferred stock. In addition, the conversion terms of the preferred stock result in a beneficial conversion feature valued at approximately $0.7 million. As a result of the terms of conversion, we recorded a one time charge to retained earnings for this amount representing a deemed dividend to the preferred stockholders with the offset recorded in additional paid in capital.

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

The prior Term Loan agreements and the Senior Credit Facility restricted the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred had been satisfied through the issuance of PIK dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the years ended December 31, 2005, 2006 and 2007, 128, 479 and 256 shares of Series C Preferred were issued, respectively, as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in a beneficial conversion feature resulting in a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

As mentioned in Note 4 above, the Senior Credit Facility originally restricted the payment of cash dividends. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other loan covenants. We paid cash dividends on the preferred equity shares during 2007 in the amount of $0.1 million.

During 2007, a total of 379 shares of our Series C Preferred were converted into 194,359 shares of our common stock. Additionally, a total of 618,000 Series C Preferred warrants were exercised during 2007 resulting in proceeds to the Company of approximately $1.4 million.

At December 31, 2007, 5,484 shares of Series C Preferred remain outstanding and are convertible into 2,812,308 shares of our common stock at a conversion rate of $1.95 per share.

EARNINGS PER SHARE

Basic EPS is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. We had 683,208, 174,703, and 298,840 options outstanding at December 31, 2005, 2006 and 2007, respectively, which were excluded from the calculation of diluted EPS as they were antidilutive. In addition, warrants to purchase up to 2,021,363, 541,500, and 151,500 shares of common stock were also excluded at December 31, 2005, 2006, and 2007, respectively, as they were antidilutive. Additionally, debentures convertible into 585,552, 0, and 0 shares of common stock, Stockholder Notes convertible into 186,826, 0, and 0 shares of common stock, Rig Tools Notes convertible into 0, 83,562 and 437,329 shares of common stock, and Holston Notes convertible into 0, 0, and 362,925 shares of common stock were excluded from the calculation of Diluted EPS for 2005, 2006, and 2007, respectively, as they were antidilutive. Preferred stock convertible into 2,637,477, 0 and 0 shares of common stock were excluded from the calculation of diluted EPS for 2005, 2006 and 2007 respectively, as they were antidilutive.

The following table sets forth the computation of basic and diluted weighted average shares outstanding used to compute earnings (loss) per share for each year, respectively:

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
	(In thousands)
Shares:
Basic shares outstanding	13,251	16,190	18,077
Effect of dilutive securities:
Stock options	62	712	298
Warrants	370	4,661	4,337
Contingently issuable shares	—	45	45
Preferred stock	—	2,790	2,877
Shareholder notes	—	61	—

Dilutive shares outstanding	13,683	24,459	25,634

STOCK BASED COMPENSATION

We have stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The OMNI Energy Services Corp. Stock Incentive Plan, as amended, provides for 4,250,000 shares of our common stock, of which 1,586,149 shares were available for issuance at December 31, 2007. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares, of which 56,591 shares were available for issuance at December 31, 2007.

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

There was $0.6 million and $1.0 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the year ended December 31, 2006 and 2007, respectively. In addition, restricted stock awarded and options vested in 2007 amounted to $2.7 million.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2007 and 2006 was approximately $1.9 million and $3.3 million (employee share), respectively. During the years ended December 31, 2007 and 2006, the amount of cash we received from the exercise of stock options was approximately $0.9 million and $1.2 million (Company share), respectively. The following table summarizes information about non-vested stock option awards as of December 31, 2006 and changes for the year ended December 31, 2007:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-vested at December 31,2006	382,157	$2.69
Granted	431,800	4.49
Vested	(281,799)	3.45
Forfeited	(57,270)	6.27

Non-vested at December 31, 2007	474,888	$3.80

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

At December 31, 2007 and 2006, there was $1.8 million and $1.0 million, respectively, of total unrecognized compensation cost related to non-vested non-qualified stock option awards that is expected to be recognized over a weighted-average period of 1.85 years. The total fair value of options vested during the year ended December 31, 2007 and 2006 was $1.0 million and $0.6 million, respectively.

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

The weighted average fair value at date of grant for options granted during 2007 was $4.49 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 38%; (c) average risk-free interest rate of 4.53%; and (d) expected life of 6.5 years.

A summary of our employee stock options as of December 31, 2005, 2006 and 2007, and changes during the years then ended, are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	INCENTIVE PLAN OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (Years)	AGGREGATE INTRINSIC VALUE (In Thousands)
Balance at December 31, 2004	2.63	1,069,292	6.2	$—

Exercisable	2.51	741,135	7.2	$—

Granted	2.16	477,900
Exercised	1.92	(283,556)
Forfeited	2.37	(325,809)

Balance at December 31, 2005	2.69	937,827	7.6	$928

Exercisable	2.77	592,011	6.6	$539

Granted	5.38	344,250
Exercised	3.00	(399,029)
Forfeited	4.14	(26,681)

Balance at December 31, 2006	3.59	856,367	8.1	$5,309

Exercisable	2.85	474,210	6.1	$3,291

Granted	9.67	431,800
Exercised	2.68	(327,378)
Forfeited	6.27	(59,259)

Balance at December 31, 2007	$6.65	901,530	8.4	$—

Exercisable	$5.38	426,642	8.0	$—

During 2004, we entered into Incentive Agreements with our executive officers that provides for, among other things, the issuance of restricted common stock. Additionally, we entered into an SBA with certain executive officers that provides for payments, based on the market value of our outstanding common stock, in the event of death or change of control, for a period beginning on June 30, 2004 and expires on December 31, 2008. As mentioned in Note 8, the SBA was replaced by the RSAs which were entered into on January 3, 2007. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock becomes fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer will receive the right to a cash payment of $1.2 million. The RSAs are scheduled to terminate on December 31, 2008, and any unvested restricted common stock or stock-based awards will terminate and lapse.

RESTRICTED STOCK

On December 12, 2007, we issued 12,500 shares of restricted stock under our Seventh Amended and Restated Stock Incentive Plan in accordance with an employment agreement entered into with one of our executives.

The following table summarizes activity of unvested restricted stock awards for the year ended December 31, 2007:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2006	—	$—
Granted	12,500	$5.43
Vested	—	$—

Unvested at December 31, 2007	12,500	$5.43	$67

At December 31, 2007, $0.1 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 3 years.

WARRANTS

A summary of our warrants as of December 31, 2005, 2006 and 2007, and changes during the years then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2004	7.62	1,373,449

Exercisable	7.65	1,273,449

Granted	2.17	6,550,000
Exercised	—	—
Forfeited	7.15	(700,000)

Balance at December 31, 2005	2.73	7,223,449

Exercisable	2.73	7,223,449

Granted	—	—
Exercised	2.57	362,799
Forfeited	—	—

Balance at December 31, 2006	2.73	6,860,650

Exercisable	2.73	6,860,650

Granted	—	—
Exercised	2.25	618,000
Forfeited	—	—

Balance at December 31, 2007	$2.78	6,242,650

Exercisable	$2.78	6,242,650

10.	INCOME TAXES

The components of deferred tax assets and liabilities as of December 31, are as follows:

	DECEMBER 31,
	2006	2007
Deferred Tax Assets:
Allowance for doubtful accounts	$341	$341
Net operating loss carryforward	10,723	1,789
Alternative minimum tax credit	342	851
Accrued transition incentives	—	1,915
Accrued expenses and other	436	922

Total deferred tax assets	11,842	5,818

Deferred Tax Liabilities:
Property and equipment	12,024	10,727
Intangibles	1,656	1,257

Total deferred tax liabilities	$13,680	$11,984

The income tax benefit (expense) for the years ended December 31, consisted of the following:

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
	(In thousands)
Current benefit (expense)	$—	$(342)	$(683)
Deferred benefit (expense)	(238)	(5,437)	(4,821)
Less: change in valuation allowance	238	12,584	—

Total tax benefit (expense)	$—	$6,805	$(5,504)

Federal	$—	$6,010	$(4,706)
State	—	795	(798)

Total tax benefit (expense)	$—	$6,805	$(5,504)

Continuing operations	$508	$6,805	$(5,504)
Discontinued operations	(508)	—	—

Total tax benefit (expense)	$—	$6,805	$(5,504)

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, is shown below:

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
Statutory federal rate	34%	34%	34%
Non-deductible expense and other	—	3	(2)
State taxes	3	3	3
Valuation allowance	(37)	(85)	—

Total	0%	(45)%	35%

As of December 31, 2007, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $5.8 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of future tax benefits

(NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to 2006, we had valuation allowances in place against the deferred tax asset arising from the NOLs. In 2006, we reversed the allowances in expectation of generating taxable income in the future.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the stock over the exercise price of the options. This excess windfall tax deduction is recorded as a tax asset when it is a cash tax savings to us with a corresponding amount recorded as additional paid in capital. For each of the years ended December 31, 2005, 2006 and 2007, we had net operating losses available for carryforward. Consequently, we were not in a position requiring us to make cash payments for income taxes. The income tax benefit of the option exercises was $0.2 million, $1.1 million and $0.5 million for 2005, 2006 and 2007, respectively. These amounts are not recorded until we have cash taxes to pay and they are available for carryforward to future periods. At the time that we are required to pay cash taxes, the amount of the tax benefit will be recorded as a reduction of current taxes paid and an increase in additional paid in capital. The total aggregate value of deferred tax benefit not recorded as a deferred tax asset at December 31, 2007 is approximately $0.8 million.

On January 1, 2007, we adopted FASB Interpretation No. 48, (Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“SFAS 109”). As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, as necessary. The 2005, 2006 and 2007 tax years remain subject to examination by various federal and state tax jurisdictions.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five operating segments—Seismic Drilling, Transportation Services, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Drilling segment is comprised of three divisions—Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments by management when determining segment profit or loss.

The following table shows segment information (net of intercompany transactions) as adjusted for discontinued operations for the years ended December 31, 2005, 2006 and 2007:

	SEISMIC DRILLING	TRANSPORTATION SERVICES	ENVIRONMENTAL SERVICES	EQUIPMENT LEASING	OTHER SERVICES	CORPORATE	AVIATION	TOTAL
	(In thousands, except per share data)
2007
Operating revenues	$81,021	$13,322	$34,230	$31,784	$12,122	$—	$—	$172,479
Operating income (loss)	19,176	664	7,585	6,839	2,746	(13,661)	—	23,349
Interest expense	153	142	39	911	66	5,625	—	6,936
Depreciation and amortization	2,422	1,431	1,714	4,469	329	396	—	10,761
Identifiable assets	33,191	21,027	17,748	57,870	3,796	31,362	—	164,994
Capital expenditures(1)	151	1,457	1,222	9,401	484	1,133	—	13,848

2006
Operating revenues	$50,587	$—	$27,003	$16,180	$5,228	$—	$—	$98,998
Operating income (loss)	10,636	—	6,720	5,646	2,010	(5,284)	—	19,728
Interest expense	—	—	31	313	—	4,622	—	4,966
Depreciation and amortization	2,656	—	1,167	1,763	51	23	—	5,660
Identifiable assets	14,496	—	17,410	49,785	1,691	37,091	67	120,540
Capital expenditures(1)	282	—	2,462	852	587	1,085	—	5,268

2005
Operating revenues	$25,909	$—	$17,441	$—	$—	$—	$—	$43,350
Operating income (loss)	3,781	—	2,179	—	—	(3,249)	—	2,711
Interest expense	—	—	—	—	—	2,836	—	2,836
Depreciation and amortization	3,295	—	1,332	—	—	—	—	4,627
Loss from discontinued operations	—	—	—	—	—	—	(3,978)	(3,978)
Loss on disposal of discontinued segment	—	—	—	—	—	—	(2,271)	(2,271)
Identifiable assets	16,671	—	13,540	—	—	13,252	295	43,758
Capital expenditures	106	—	539	—	—	—	140	785

(1)	Net of assets obtained in acquisitions (See Note 12).

12.	ACQUISITIONS

PREHEAT, INC.

Effective February 10, 2006, we purchased all of the issued and outstanding stock of Preheat, Inc. for an aggregate acquisition price of $23.0 million, including $16.0 million in cash, $3.0 million (900,000 common shares) of our common stock and $4.0 million in 5% promissory notes payable to certain stockholders, and the assumption of approximately $1.5 million in debt and other liabilities. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. The acquisition was accounted for using purchase accounting. Preheat is a leading provider of oilfield rental equipment services principally to major and independent oil and gas companies operating in the Gulf of Mexico. The acquisition has increased our revenue and customer base and offers cross-selling opportunities to customers of our existing environmental division. The results of Preheat’s operations are included in our consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value (in thousands):

Current assets (includes cash of $1,822)	$10,770
Property and equipment	12,320
Other assets, including customer intangibles	7,688
Current liabilities	(2,008)
Deferred income tax liability	(4,213)
Assumption of debt	(1,515)

Purchase price	$23,042

RIG TOOLS, INC.

Effective November 10, 2006, we purchased all of the issued and outstanding common stock of Rig Tools for an aggregate acquisition price of $14.0 million, including $10.0 million in cash and $4.0 million in 5% convertible promissory notes payable to certain stockholders, and the assumption of approximately $2.5 million in debt and other liabilities. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is recorded as a debt discount and is being amortized to interest expense over the life of the notes. The acquisition was accounted for using purchase accounting. Rig Tools is a leading rental equipment supplier to land-based drilling contractors operating primarily in Louisiana and Texas. The acquisition has increased our revenue and customer base and offers cross-selling and geographic consolidation opportunities with our existing equipment leasing and environmental divisions. The results of Rig Tools’ operations are included in our consolidated financial statements since the date of the acquisition.

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

Current assets (includes cash of $205)	$3,591
Property and equipment	11,264
Other assets, including customer intangibles	8,522
Current liabilities	(1,264)
Deferred income tax liability	(5,593)
Assumption of debt	(2,520)

Purchase price	$14,000

CHARLES HOLSTON, INC.

On March 2, 2007, we acquired Holston pursuant to the Holston Purchase Agreement. Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain owners and the assumption of approximately $3.4 million in debt and other liabilities. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The

Holston Notes maturing in 2009 and 2010 are convertible into our common stock at $9.24 per share. The acquisition was accounted for using purchase accounting. Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; naturally occurring radioactive material (“NORM”) surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates salt water disposal wells. The addition of Holston expands our Environmental Services operations into the transportation and disposal of non-hazardous oilfield byproducts, and is an extension of that business unit. Holston also offers a wide variety of rental equipment including frac tanks, gas busters, generators, lighting systems and roll-off containers, which complements the equipment currently offered by our oilfield rental equipment units, Preheat and Rig Tools. The results of Holston’s operations are included in our consolidated financial statements since the date of the acquisition.

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

CYPRESS ENERGY SERVICES

Effective February 16, 2007, we acquired certain assets of Cypress for an aggregate acquisition price of $10.1 million, including $7.1 million in cash and $3.0 million in a 5% promissory note payable to certain stockholders. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009, and $1.0 million maturing in February 2010. The acquisition was accounted for using purchase accounting. The acquisition of the seismic drilling assets of Cypress substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress further strengthens the permitting and survey services offered to our customers. The results of Cypress’ operations are included in our consolidated financial statements since the date of the acquisition.

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

Property and equipment	$4,255
Other assets, including customer intangibles	5,795

Purchase price	$10,050

BAILEY OPERATING, INC.

Effective June 7, 2007, we acquired certain assets of BOI for an aggregate acquisition price of $1.8 million, including $1.3 million in cash and $0.5 million in a 5% promissory note payable to BOI. The Bailey Note is payable on or before May 31, 2010. The acquisition was accounted for using purchase accounting. The acquisition of the assets of BOI geographically extends our core businesses into the Barnett Shale region in North Texas, currently one of the most prolific onshore regions in the United States for oil and gas exploration. Through the acquisition, we acquired a facility for the disposal of non-hazardous oilfield waste by-products and established a platform for further geographic expansion of our core businesses. We expect to immediately expand our Transportation Services and Equipment Leasing operations into this Barnett Shale region. Thereafter, follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration. The results of BOI’s operations are included in our consolidated financial statements since the date of the acquisition.

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

The results of BOI prior to acquisition are considered immaterial and are therefore not included below. The pro forma unaudited results summarized below reflects our consolidated pro forma results of operations as if Preheat, Rig Tools, Holston and Cypress were acquired on January 1, 2005, with the entire results of the Aviation Transportation Segment presented as discontinued operations (See Note 13):

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
	(In thousands, except per share data)
INCOME STATEMENT DATA
Operating revenue	$101,429	$166,461	$181,747
Operating expenses	93,398	138,422	157,569
Net income (loss) from continuing operations available to common stockholders	(279)	25,917	9,682
Discontinued operations	(6,249)	—	—

Net income (loss) available to common stockholders	$(6,528)	$25,917	$9,682

Basic income (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$(0.02)	$1.60	$0.54
Income (loss) from discontinued operations	(0.44)	—	—

Net Income (loss) available to common stockholders	$(0.46)	$1.60	$0.54

Diluted income (loss) per common share:
Income (loss) from continuing operations available to common stockholders	$0.05	$1.09	$0.41
Income (loss) from discontinued operations	(0.43)	—	—

Net income (loss) available to common stockholders	$(0.38)	$1.09	$0.41

13.	DISCONTINUED OPERATIONS

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

Interest expense was allocated to the discontinued operations (Aviation Transportation Services segment) in accordance with the provisions of the EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” The total amounts of interest expense included in loss from discontinued operations is $0.9 million for the year ended December 31, 2005.

Accordingly, the table below presents all revenues and expenses of the Aviation Transportation Services segment as loss from discontinued operations:

YEAR ENDED DECEMBER 31, 2005
(In thousands)
Revenue	$4,900
Operating expenses:
Direct operating costs	4,629
Depreciation and amortization	521
General and administrative expenses	987

Total operating expenses	6,137
Asset impairment	505
Interest expense	1,029
Loss on debt extinguishment	733
Other income	(34)

Total expenses	8,370

Loss from discontinued operations	(3,470)
Income taxes	(508)

Net loss from discontinued operations	$(3,978)

LOSS ON DISPOSAL OF AVIATION TRANSPORTATION SERVICES SEGMENT

As a result of the sale of the Aviation Transportation Services segment, we incurred a loss in the amount of $2.3 million. The table below presents the assets of the Aviation Transportation Services segment as of June 30, 2005 which were removed from the balance sheet as a result of the sale:

	(In thousands)
Inventory		$1,567
Other receivable		411
Prepaid expenses		411
Aircraft held for sale		370
Property, plant and equipment		11,079
Less: accumulated depreciation		(1,708)
Other assets, net of accumulated amortization
Acquisition costs	$13
Intangible assets	207
Loan closing costs	921

		1,141

Total book value of assets sold		$13,271

The loss on the disposal of the Aviation Transportation Services segment is calculated as follows (in thousands):

Proceeds from the sale	$11,000
Less: book value of assets sold	(13,271)

Loss on sale of aviation division	$(2,271)

14.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	QUARTER ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
	(In thousands except per share data)
2007
Operating revenues	$38,889	$48,121	$44,137	$41,332
Operating expenses	30,756	39,856	36,959	41,559

Operating income	8,133	8,265	7,178	(227)
Other expense	(2,564)	(1,705)	(1,334)	(2,073)

Income before income taxes	5,569	6,560	5,844	(2,300)
Income tax (expense ) benefit	(2,144)	(2,543)	(1,656)	839

Net income	3,425	4,017	4,188	(1,461)
Dividends and accretion of preferred stock	(127)	(127)	(124)	(125)
Non-cash charge attributable to beneficial conversion feature of preferred stock dividends and accretion of preferred stock	(128)	(127)	—	—

Net income (loss) available to common stockholders	$3,170	$3,763	$4,064	$(1,586)

Basic income per common share:
Net income (loss) available to common stockholders	$0.18	$0.21	$0.22	$(0.08)

Diluted income per common share:
Net income (loss) available to common stockholders	$0.14	$0.15	$0.16	$(0.08)

2006
Operating revenues	$18,455	$27,684	$26,639	$26,220
Operating expenses	15,121	21,376	21,492	21,281

Operating income	3,334	6,308	5,147	4,939
Other expense	(1,032)	(1,119)	(1,090)	(1,477)

Income before income taxes	2,302	5,189	4,057	3,462
Income tax benefit	—	1,000	2,500	3,305

Net income	2,302	6,189	6,557	6,767
Dividends and accretion of preferred stock	(116)	(121)	(124)	(127)
Non-cash charge attributable to beneficial conversion feature of preferred stock dividends and accretion of preferred stock	(96)	(117)	(121)	(124)

Net income available to common stockholders	$2,090	$5,951	$6,312	$6,516

Basic income per common share:
Net income available to common stockholders	$0.13	$0.37	$0.38	$0.40

Diluted income per common share:
Net income available to common stockholders	$0.10	$0.26	$0.26	$0.27

The decrease in the operating results for the fourth quarter of 2007 is primarily due to the early retirement incentive compensation for certain executives which totaled approximately $5.0 million ($3.1 million after tax). Additionally, the fourth quarter of the year is generally lower in revenue volume due to weather conditions and shorter daylight hours.

The sum of the individual quarterly basic and diluted earnings per share amounts may not agree with year-to-date basic and diluted earnings per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

15.	SUBSEQUENT EVENTS

On January 18, 2008, we completed the acquisition of B.E.G. Liquid Mud Services Corp. (“B.E.G.”) pursuant to an Asset Purchase Agreement (“B.E.G. Purchase Agreement). Subject to the terms and conditions of the B.E.G. Purchase Agreement, we purchased certain assets from B.E.G. for the total consideration of approximately $11.75 million, including $7.75 million of cash and the issuance of $4.0 million of three-year, 5% promissory notes.

On January 24, 2008, we entered into a settlement agreement whereby our restricted cash ($1.1 million) was released from restrictions. As a result of the agreement, we fully satisfied the capital lease payable related to an aircraft in the amount of $0.6 million and we took clear title to the aircraft.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Pannell Kerr Forster of Texas, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued its own attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Omni Energy Services Corp.

Carencro, Louisiana

We have audited the internal control over financial reporting of Omni Energy Services Corp. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of FASB Interpretation No. 48 on January 1, 2007.

/S/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 17, 2008

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because we will file a definitive proxy statement involving the election of directors with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Reference is made to the sections of such proxy statement entitled “ Information About the Company’s Directors”, “Board Committees,” “Director Independence,” “Executive Officers and Key Managers,” “Compensation,” “Principal Stockholders,” “Certain Relationships and Related Transactions” and “Principal Accountant Fees and Services,” which sections of such proxy statement are incorporated herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to Item 8 hereof.
(2)	Financial Statement Schedules: None.
(3)	Exhibits. See Index to Exhibits. We will furnish to any eligible shareholder, upon written request of such shareholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

OMNI ENERGY SERVICES CORP. (REGISTRANT)

By:	/s/ JAMES C. ECKERT
James C. Eckert President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES C. ECKERT James C. Eckert	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2008

/s/ RONALD D. MOGEL Ronald D. Mogel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ GREGORY B. MILTON Gregory B. Milton	Chief Accounting Officer	March 17, 2008

/s/ EDWARD E. COLSON, III Edward E. Colson III	Director	March 17, 2008

/s/ RONALD E. GEREVAS Ronald E. Gerevas	Director	March 17, 2008

/s/ BARRY E. KAUFMAN Barry E. Kaufman	Director	March 17, 2008

/s/ DENNIS R. SCIOTTO Dennis R. Sciotto	Director	March 17, 2008

/s/ RICHARD C. WHITE Richard C. White	Director	March 17, 2008

OMNI ENERGY SERVICES CORP.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Stock Purchase and Sale Agreement dated December 29, 2005, by and between OMNI Energy Services Corp. and the stockholders of Preheat, Inc., a Louisiana corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on January 5, 2006).

2.2	Stock Purchase and Sale Agreement, dated November 1, 2006, by and between OMNI Energy Services Corp., Rig Tools, Inc., and James V. King, Sr. and Paulette B. King (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on November 7, 2006).

2.3	Membership Interest Purchase and Sale Agreement dated January 16, 2007 by and between OMNI Energy Services Corp., BMJ Industrial Investments, L.L.C., a Texas limited liability company, Charles Holston, Inc., a Louisiana corporation, and Brian J. Recatto, Lawrence J. Shaw, III, and Matthew E. Miller (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on January 22, 2007).

2.4	Asset Purchase Agreement dated January 24, 2007 by and between OMNI Energy Services Corp. and Cypress Consulting Services, Inc., d/b/a Cypress Energy Services, a Texas corporation and Dennis Gray (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on January 30, 2007).

2.5	Asset Purchase Agreement dated January 18, 2008 by and between OMNI Energy Services Corp. and B.E.G. Liquid Mud Services Corp., a Texas limited liability company, B.E.G. Acquisition Corp., a Texas corporation, Dan S. Keen, Mike Schooler and Kurt Chew (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K originally filed with the Commission on January 25, 2008).

3.1	Composite Articles of Incorporation of OMNI Energy Services Corp. (as of November 7, 2000) (filed as Exhibit 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein).

3.2	Form of Articles of Amendment—Articles of Incorporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein).

3.3	Form of Articles of Amendment—Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

3.4	Bylaws of OMNI, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed with the Commission on December 12, 2007).

4.1	See Exhibit 3.1, 3.2, 3.3 and 3.4 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

4.2	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

EXHIBIT NUMBER

4.5	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.6	Registration Rights Agreement, dated May 17, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.3 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.7	Amendment No. 1 to Registration Rights Agreement, dated July 16, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, as amended, (Registration Statement No. 333-129138)).

4.8	Registration Rights Agreement dated as of February 12, 2004, by and among the Company and certain accredited investors listed therein (filed as Exhibit 10.2 to our Form 8-K, originally filed with the Commission on April 19, 2004 and incorporated herein by reference).

*10.1	Form of Indemnity Agreement by and between us and each of our directors and executive officers (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.2	Seventh Amended And Restated OMNI Energy Services Corp. Stock Incentive Plan (incorporated by reference to our Proxy Statement for our August 7, 2007 stockholders meeting originally filed with the Commission on July 5, 2007).

*10.3	Form of Stock Option Agreements under our Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.4	Amended and Restated Employment Agreement of James C. Eckert dated December 31, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K, originally filed with the Commission on January 7, 2008 and incorporated herein by reference).

*10.5	James C. Eckert Amended & Restated Incentive Agreement dated August 12, 2004 (filed as Exhibit 10.6 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.6	Employment Agreement of G. Darcy Klug dated July 1, 2004 (filed as Exhibit 10.7 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

*10.7	G. Darcy Klug Amended & Restated Incentive Agreement dated August 12, 2004 (filed as Exhibit 10.4 to our Form 10-Q, originally filed with the Commission on August 25, 2004 and incorporated herein by reference).

10.8	Common Stock Purchase Agreement, dated as of November 11, 2005, between OMNI Energy Services Corp. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on November 15, 2005).

*10.9	Employment Agreement effective September 23, 2006, by and between OMNI Energy Services Corp. and Nolan Vice (incorporated by reference to Exhibit 10.2 to our From 8-K, originally filed with the Commission on September 29, 2006).

*10.10	Employment Agreement effective September 23, 2006 by and between OMNI Energy Services Corp. and John Harris (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on September 29, 2006).

*10.11	Restricted Stock and Stock-Based Award Incentive Agreement effective January 5, 2007, by and between OMNI Energy Services Corp. and G. Darcy Klug (incorporated by reference to Exhibit 10.2 to our From 8-K, originally filed with the Commission on January 11, 2007).

EXHIBIT NUMBER

10.12	Loan and Security Agreement, dated February 28, 2007, by and among LaSalle Business Credit, LLC, the lenders identified therein, OMNI, the subsidiaries of OMNI identified therein and the other Credit Parties identified therein (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on March 8, 2007).

*10.13	Consulting Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of December 31, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K originally filed with the Commission on January 7, 2008).

*10.14	Restricted Stock Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K originally filed with the Commission on January 7, 2008).

*10.15	Termination and Mutual Release Agreement by and between OMNI Energy Services Corp. and James C. Eckert effective as of December 31, 2007 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K originally filed with the Commission on January 7, 2008).

*10.16	Employment Agreement effective January 2, 2008 by and between OMNI Energy Services Corp. and Ronald Mogel.

21.1	Subsidiaries of OMNI Energy Services Corp.

23.1	Consent of Pannell Kerr Forster of Texas, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensation plan or arrangement