Form 10-Q
period 2008-03-31
OMNI ENERGY SERVICES CORP
filed 2008-05-12
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008 there were 19,591,229 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2008
	(Dollars in thousands, except per share amounts)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,431	$6,956
Restricted cash	1,114	—
Trade receivables, net	26,566	29,707
Other receivables	627	649
Parts and supplies inventory	5,950	7,087
Prepaid expenses and other current assets	7,587	6,353
Deferred tax assets	5,818	6,276
Due from related party	262	263

Total current assets	61,355	57,291

PROPERTY, PLANT AND EQUIPMENT, net	61,037	65,494

OTHER ASSETS:
Goodwill	15,038	15,140
Customer intangible assets, net	13,780	13,300
Licenses, permits and other intangible assets, net	9,082	14,072
Loan closing costs, net	4,359	4,200
Other assets	343	457

Total other assets	42,602	47,169

TOTAL ASSETS	$164,994	$169,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,706	$17,582
Accrued expenses	4,645	7,732
Current maturities of long-term debt	14,456	17,552
Insurance notes payable	4,808	3,025
Line of credit	17,349	19,288

Total current liabilities	56,964	65,179

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	34,827	30,843
Other long-term liabilities	1,060	2,197
Deferred income taxes	11,984	11,685

Total long-term liabilities	47,871	44,725

Total liabilities	104,835	109,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2007 and March 31, 2008 and 5,484 shares of Series C issued and outstanding at December 31, 2007 and March 31, 2008, respectively, liquidation preference of $1,000 per share	1,162	1,162
Common stock, $0.01 par value, 45,000,000 shares authorized; 18,727,615 and 19,190,115 issued and 18,682,615 and 19,145,115 outstanding at December 31, 2007 and March 31, 2008, respectively	187	192
Preferred stock dividends declared	3	3
Additional paid-in capital	93,997	95,410
Accumulated deficit	(35,190)	(36,717)

Total stockholders’ equity	60,159	60,050

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,994	$169,954

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2007	2008
	(in thousands, except per share amounts)
Operating revenue	$38,889	$40,961
Operating expenses:
Direct costs	23,575	29,099
Depreciation and amortization	2,065	2,814
General and administrative expenses (includes litigation settlement of $2,400 in 2008)	5,116	8,778

Total operating expenses	30,756	40,691

Operating income	8,133	270
Interest expense	(1,570)	(1,990)
Loss on debt extinguishment	(1,004)	—
Other income (expense), net	10	(246)

Income (loss) before income tax expense	5,569	(1,966)
Provision for income tax (expense) benefit	(2,144)	562

Net income (loss)	3,425	(1,404)
Dividends and accretion of preferred stock	(127)	(123)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(128)	—

Net income (loss) available to common stockholders	$3,170	$(1,527)

Basic income (loss) per share:
Net income (loss) available to common stockholders	$0.18	$(0.08)

Diluted income (loss) per share:
Net income (loss) available to common stockholders	$0.14	$(0.08)

Weighted average common shares outstanding:
Basic	17,206	19,070
Diluted	25,323	19,070

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2007	5,513	$1,162	18,727,615	$187
— Stock based compensation	—	—	—	—
— Restricted stock awards, net of forfeitures	—	—	462,500	5
— Preferred stock dividends declared	—	—	—	—
— Net loss	—	—	—	—

BALANCE, March 31, 2008	5,513	$1,162	19,190,115	$192

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, December 31, 2007	$3	$93,997	$(35,190)	$60,159
— Stock based compensation	—	195	—	195
— Restricted stock awards, net of forfeitures	—	1,218	—	1,223
— Preferred stock dividends declared	—	—	(123)	(123)
— Net loss	—	—	(1,404)	(1,404)

BALANCE, March 31, 2008	$3	$95,410	$(36,717)	$60,050

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2007	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,425	$(1,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,065	2,814
Amortization of deferred loan issuance costs	257	259
Loss on fixed asset disposition	22	292
Stock based compensation expense	106	195
Accretion of discount on convertible notes and other	149	38
Provision for doubtful accounts	—	66
Loss on debt extinguishment	1,004	—
Deferred income taxes	2,144	(756)
Changes in operating assets and liabilities:
Trade receivables	(9,425)	(1,585)
Other receivables	(1)	13
Parts and supplies inventory	(1,111)	(657)
Prepaid expenses and other current assets	1,092	1,306
Other assets	100	(242)
Accounts payable and accrued expenses	5,998	7,119

Net cash provided by operating activities	5,825	7,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,730)	(2,850)
Proceeds from disposal of property, plant and equipment	53	15
Acquisitions, net of cash received	(22,374)	(7,109)
Proceeds from collection of other receivable	95	—
Decrease in restricted cash	—	489

Net cash used in investing activities	(25,956)	(9,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	14,934	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	1,939	—
Principal payments on long-term debt	(12,164)	(6,193)
Loan closing costs	(2,273)	(100)
Preferred stock dividends paid in cash	—	(124)
Borrowings on line of credit, net	7,362	1,939

Net cash provided by (used in) financing activities	9,798	(4,478)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,333)	(6,475)
Cash and cash equivalents, at beginning of period	12,576	13,431

Cash and cash equivalents, at end of period	$2,243	$6,956

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Three Months Ended March 31,
	2007	2008
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,288	$1,739

Cash paid for taxes	$—	$175

NON-CASH TRANSACTIONS:
Application of restricted cash to capital lease payable and other	$—	$625

Equipment financed through capital lease	$58	$—

Dividends declared but not paid	$127	$—

Preferred stock issued as dividends paid-in-kind	$128	$—

Beneficial conversion feature of preferred stock	$128	$—

Notes payable issued to former owners of acquired entities	$8,000	$4,000

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

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

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2007 represented cash held in escrow related to the purchase of an aircraft was released from restriction during the first quarter of 2008. The proceeds were used to settle the outstanding balance of a capital lease payable with the remaining proceeds remitted to us.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our financial statements have not been impacted by the adoption of SFAS No. 157.

In May 2007, the FASB issued FIN48-1 “Definition of ‘Settlement’ in FASB Interpretation No. 48” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Our adoption of FIN 48, effective January 1, 2007, was consistent with FIN 48-1.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. At January 1, 2008, we did not elect the fair value option under the SFAS No. 159 and, therefore, there was no impact to our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). This Statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). This Statement changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. At this time we have no minority interest therefore we expect no impact from the adoption of this standard.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The SEC staff indicated in SAB No. 107 that it would accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term, for options granted prior to December 31, 2007. In SAB No. 110, the SEC staff states that it will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We are currently evaluating the impact of SAB No. 110 on our consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our results of operations and financial position.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2007 and March 31, 2008, respectively:

	December 31, 2007	March 31, 2008
	(In thousands)
Land	$793	$793
Construction in progress	734	1,986
Building and improvements	8,200	8,248
Drilling, field and support equipment	79,382	81,817
Shop equipment	1,153	987
Office equipment	2,261	2,287
Aircraft	1,438	1,438
Vehicles	4,291	3,891

	98,252	101,447
Less: accumulated depreciation	(37,215)	(35,953)

Total property, plant and equipment, net	$61,037	$65,494

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2007 and March 31, 2008, long-term debt consists of the following:

	December 31, 2007	March 31, 2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 8.75 % at March 31, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,278
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	152	146
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through February 2010	8,500	6,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through February 2010, net of beneficial conversion of $71 at December 31, 2007 and $50 at March 31, 2008	4,929	8,950
Promissory notes payable to finance companies secured by vehicles and equipment	642	605
Capital leases payable to finance companies secured by an aircraft and equipment	549	48
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	197	100
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007 and from 4.61% to 4.70% at March 31, 2008), maturing March 2012, secured by various equipment	33,026	30,768

Total	$49,283	$48,395
Less: current maturities	(14,456)	(17,552)

Long-term debt, less current maturities	$34,827	$30,843

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25.0 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”), with a bank. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR plus 2% (4.70% at March 31, 2008) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of March 31, 2008, we had $19.3 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Revolver and the Line have been classified as a current liability as of December 31, 2007 and March 31, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits are limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2% (4.70% at March 31, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds received from the Senior Credit Facility, we (i) repaid approximately $22.0 million of outstanding principal under our previous Term A and Term B loans; (ii) closed the acquisition of Charles Holston, Inc.; and (iii) completed the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services during the three months ended March 31, 2007. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. As of March 31, 2008, we had $28.7 million outstanding under the Term Loan.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2% (4.61% at March 31, 2008). As of March 31, 2008, we had $2.1 million outstanding under the Capex Loan.

During 2007, we exceeded our allowable annual capital expenditures as prescribed by the Senior Credit Facility. As such, on March 5, 2008, we entered into the Waiver and Third Amendment to Loan and Security Agreement which modified the Senior Credit Facility by increasing the covenant governing the level of allowable annual capital expenditures to $14.0 million in 2007 and $9.0 million for each calendar year thereafter until the loan matures.

CAPITAL LEASES

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease was paid off in the first quarter of 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2007	March 31, 2008
	(In thousands)
Aircraft	$1,437	$—
Equipment	58	58
Less: Accumulated depreciation	(101)	(6)

Capitalized cost, net	$1,394	$52

Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $0.03 and $0.03 million for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. At December 31, 2007 and March 31, 2008, the Subordinated Promissory Notes had a balance of approximately $0.2 million and $0.1 million, respectively.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and March 31, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders because we concluded that he violated his employment agreement by actions that included becoming involved with another company during his employment. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the promissory notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company (see Note 4). Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. in November 2006, we issued $4.0 million in 5% convertible promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is recorded as a debt discount and is being amortized over the life of the notes. At December 31, 2007 and March 31, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 million at December 31, 2007 and March 31, 2008, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc. (collectively “Holston”). Subject to the terms and conditions of the purchase agreement, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and March 31, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”) pursuant to an Asset Purchase Agreement (See Note 7) effective February 16, 2007, we issued a $3.0 million promissory note accruing interest at an annual rate of 5% payable to a Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and March 31, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) (See Note 7) effective June 7, 2007, we issued a $0.5 million promissory note accruing interest at an annual rate of 5% payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and March 31, 2008, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services Corp. (“BEG”) pursuant to an asset purchase agreement (See Note 7) effective January 16, 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. At March 31, 2008, the BEG Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at 5.25%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE

Trussco, Inc. maintained a self-insurance program for a portion of its health care and workers’ compensation costs. Preheat, Inc. maintained a partially self-insured program for a portion of its workers’ compensation, liability and auto coverages. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of March 31, 2008, the amount of accrued liabilities related to health care and workers’ compensation claims were not material.

Management is not aware of any significant workers’ compensation claims or any significant claims incurred but not reported as of March 31, 2008.

EXECUTIVE COMPENSATION AGREEMENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (collectively “RSA”) with Mr. Eckert and Mr. Klug. The RSAs provided for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock became fixed and payable in the event of (i) a change in control or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer would have received the right to a cash payment of $1.2 million. The revised RSAs would have terminated on December 31, 2008, and any unvested restricted common stock or stock-based awards would have terminated and lapsed.

The RSA for Mr. Klug was mutually terminated pursuant to a Termination and Mutual Release Agreement effective April 28, 2008, in connection with the termination of his employment and the settlement of litigation between Mr. Klug and us, among others.

On December 31, 2007, we entered into a new Restricted Stock Agreement (“NRSA”) with Mr. Eckert. Under the NRSA, we awarded Mr. Eckert 400,000 restricted shares of our common stock on January 1, 2008. The restricted shares vested immediately, but the shares will remain subject to transfer restrictions which lapse at a rate of 33,333 quarterly after the initial lapse of transfer restrictions on 100,000 shares on January 1, 2009.

In conjunction with the NSRA, we mutually terminated the RSA with Mr. Eckert and entered into an Amended and Restated Employment Agreement (“Amended Agreement”) with Mr. Eckert. The Amended Agreement is effective until June 30, 2008 unless otherwise terminated in accordance with the Amended Agreement. Additionally, we entered into a Consulting Agreement (“Consulting Agreement”) with Mr. Eckert effective December 31, 2007. Under the terms of the Consulting Agreement, upon the termination of the Amended Agreement on June 30, 2008 or the earlier termination by us without cause, we will, for a period of one year, retain Mr. Eckert as an independent contractor to perform consulting services for us.

In addition, we have entered into employment contracts with certain key executive management effective until December 31, 2008 with automatic extensions for additional, successive one year periods commencing January 1, 2009, unless either party gives notice of non-renewal as provided for under the terms of the employment contracts.

On December 12, 2007, we entered into an employment agreement with one of our divisional vice presidents. The contract is effective until December 2010 and has provisions for automatic renewals unless either party gives notice of non-renewal as provided under the terms of the employment contract.

In connection with the Preheat acquisition, we entered into employment agreements with the two former Preheat stockholders effective until December 31, 2007 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2008. Both contracts were renewed but have been subsequently terminated.

In connection with the Rig Tools acquisition, we entered into an employment agreement with one of the former stockholders of Rig Tools effective until October 31, 2008 with an automatic extension, granted at our option, for one additional twelve month period commencing November 1, 2008.

In connection with the Holston acquisition, we entered into a consulting agreement with one of the former stockholders and employment contracts with two of the former stockholders of Holston effective until December 31, 2009 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2010.

In connection with the Cypress acquisition, we entered into an employment agreement with one of the former stockholders of Cypress effective until December 31, 2009 with an automatic extension, granted at our option, for one additional twelve month period commencing January 1, 2010.

We have entered into employment agreements with two of our divisional vice presidents. Each of the agreements is effective until December 2008 and has provisions for automatic annual renewals unless either party gives notice of non-renewal as provided under the terms of the employment agreements.

We have entered into an employment agreement with our Senior Vice President and Chief Financial Officer. The contract is effective until January 2012 and has a provision for automatic annual renewals unless either party gives notice of non-renewal as provided under the terms of the employment agreement.

On May 1, 2008, Robert H. Rhyne and Brent Trauth, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our Chief Operating Officer, our Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that Mr. Rhyne’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. We believe the claims against us are without merit and will vigorously contest any legal action.

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

NOTE 5. STOCKHOLDERS’ EQUITY

COMMON STOCK

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of March 31, 2008, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million. No shares were issued during the first quarter of 2008. The Stock Purchase Agreement expires in September 2008.

PREFERRED STOCK

In May 2001, we agreed to pay an affiliate $3.0 million cash plus issue $4.6 million of our Series B Preferred Stock in satisfaction of the remaining outstanding subordinated debentures including accrued interest of $1.8 million. The Series B Preferred was convertible into shares of our common stock at a conversion price of $1.25 per share. The Preferred Stock earned dividends at a rate of 8%. During 2004, we redeemed an aggregate of 4,571 shares of the Series B Preferred for $4.9 million, including aggregate accrued dividends of $0.3 million. At December 31, 2007 and March 31, 2008, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

The prior Term Loan agreements and the Senior Credit Facility restricted the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred had been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the three months ended March 31, 2007, 128 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the Series C Preferred stock issued as PIK dividends resulted in a beneficial conversion feature totaling $0.1 million. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

As mentioned in Note 3 above, the Senior Credit Facility originally restricted the payment of cash dividends. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the Series C Preferred, provided we had sufficient availability under our Revolver and were in compliance with all other loan covenants. We paid cash dividends on the Series C Preferred during the first quarter of 2008 in the amount of $0.1 million.

At March 31, 2008, 5,484 shares of Series C Preferred remain outstanding and are convertible into 2,812,308 shares of our common stock. Subsequent to March 31, 2008, 87 shares of Series C Preferred were converted into 44,615 shares of our common stock.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The Seventh Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Stock Plan”), provides for 4,250,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

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

There was $0.2 million and $0.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three months ended March 31, 2008 and March 31, 2007, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. There were no options granted during the three months ended March 31, 2007. The weighted average fair value at date of grant for options granted during the first quarter of 2008 was $2.35 per option.

Three Months Ended March 31, 2008
Expected volatility	50.65%
Expected annual dividend yield	0.00%
Risk free rate of return	2.53%
Expected option term (years)	6.50

The following table summarizes information about stock option activity for the three months ended March 31, 2008 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	901,530	$6.65
Granted	350,000	4.49
Exercised	—	—
Lapsed or canceled	(38,083)	8.91

Outstanding at March 31, 2008	1,213,447	$5.95	8.5	$—

Exercisable at March 31, 2008	506,794	$5.45	8.0	$—

WARRANTS

A summary of our warrants as of March 31, 2008 and changes during the three months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2007	$2.78	6,242,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2008	$2.78	6,242,650

Exercisable	$2.78	6,242,650

RESTRICTED STOCK

During the three month period ended March 31, 2008, we issued 400,000 shares of restricted stock under our Stock Plan in accordance with the NSRA described in Note 4 above. We also issued 62,500 shares of our restricted stock under the Stock Plan in accordance with two employment agreements entered into with our executives.

The following table summarizes activity of unvested restricted stock awards for the three months ended March 31, 2008:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2007	12,500	$5.43
Granted	462,500	$4.82
Vested	(400,000)	$4.88

Unvested at March 31, 2008	75,000	$4.58	$278

At March 31, 2008, $0.3 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 3 years.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

As of March 31, 2008 and 2007, we had 1,232,097 and 23,000 options and restricted shares, respectively, and 6,242,650 and 0 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Rig Tools Notes convertible into 125,000 and 500,000 shares of common stock and Holston Notes convertible into 432,900 and 0 shares of common stock and BEG Notes convertible into 867,241 and 0 shares of common stock were excluded from the calculation for the three months ended March 31, 2008 and 2007, respectively. Also, preferred stock convertible into 2,820,041 and 0 shares of common stock were excluded from the calculation of diluted EPS at March 31, 2008 and 2007, respectively, because they were antidilutive.

The following table reconciles net income (loss) available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income (loss) available to common stockholders	$3,170	17,206	$(1,527)	19,070
Add: Options, preferred stock, warrants and notes convertible into common stock	271	8,117	—	—

Diluted EPS net income (loss) available to common stockholders and common equivalent shares	$3,441	25,323	$(1,527)	19,070

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

The following table shows segment information (net of intercompany transactions) for the three months ended March 31, 2008 and 2007 (in thousands):

Three Months Ended March 31,	Seismic	Fluid and Transportation Services(1)	Environmental	Equipment Leasing(2)	Other Services	Corporate	Total
2008
Operating revenues	$15,516	$7,475	$6,987	$8,371	$2,612	$—	$40,961
Operating income (loss)	1,386	705	1,050	(795)	500	(2,576)	270
Interest expense	40	99	7	829	4	1,011	1,990
Depreciation and amortization	532	727	462	877	105	111	2,814
Identifiable assets	33,206	33,978	16,969	56,579	4,723	24,499	169,954
Capital expenditures	6	1,295	361	1,167	8	13	2,850
2007
Operating revenues	$20,376	$1,444	$7,658	$7,938	$1,473	$—	$38,889
Operating income (loss)	5,656	134	1,752	2,331	(46)	(1,694)	8,133
Interest expense	20	17	17	256	4	1,256	1,570
Depreciation and amortization	514	120	396	917	28	90	2,065
Identifiable assets	35,606	18,762	20,548	56,450	3,083	22,871	157,320
Capital expenditures	56	180	471	2,689	74	260	3,730

(1)	The transportation segment began in conjunction with the acquisition of Holston in March 2007. The fluid services began with the acquisition of BEG in January 2008.
(2)	The operating loss in the Equipment Leasing segment includes the provision for the settlement of the Siemens litigation in the amount of $2.4 million in 2008. Additionally, interest expense in that segment includes approximately $0.7 million of judicial interest related to the Siemens Litigation in the same period.

NOTE 7. ACQUISITIONS

CHARLES HOLSTON, INC.

On March 2, 2007, we acquired Holston pursuant to a Membership Interest Purchase and Sale Agreement (the “Holston Purchase Agreement”). Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain owners and the assumption of approximately $3.4 million in debt and other liabilities. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at $9.24 per share. The acquisition was accounted for using purchase accounting. Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates salt water disposal wells. The addition of CHI expands our Environmental Services operations into the transportation and disposal of non-hazardous oilfield byproducts, and is an extension of that business unit. Holston also offers a wide variety of rental equipment including frac tanks, gas busters, generators, lighting systems and roll-off containers, which will complement the equipment currently offered by our oilfield rental equipment units, Preheat and Rig Tools. The results of Holston’s operations are included in our consolidated financial statements since the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands):

Current assets (includes cash of $2,676)	$9,158
Property and equipment	13,362
Other assets, including customer intangibles	7,190
Current liabilities	(3,284)
Assumption of debt	(3,426)

Purchase price	$23,000

CYPRESS ENERGY SERVICES

Effective February 16, 2007, we acquired certain assets of Cypress for an aggregate acquisition price of $10.1 million, including $7.1 million in cash and $3.0 million in a 5% promissory note payable to certain stockholders. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009, and $1.0 million maturing in February 2010. The acquisition was accounted for using purchase accounting. The acquisition of the seismic drilling assets of Cypress Energy substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress Energy further strengthens the permitting and survey services offered to our customers. The results of Cypress’ operations are included in our consolidated financial statements since the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands):

Property and equipment	$4,255
Other assets	5,795

Purchase price	$10,050

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

BEG

On January 18, 2008, we completed the acquisition of B.E.G. Liquid Mud Services Corp. (“BEG”) pursuant to an Asset Purchase Agreement (the “BEG Purchase Agreement”). Subject to the terms and conditions of the BEG Purchase Agreement, we purchased certain assets from BEG for the total consideration of approximately $11.95 million, including $7.45 million of cash, a payable of $0.5 million held in escrow pending final reconciliation of purchase matters and the issuance of $4.0 million of three-year, 5% promissory notes.

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

Current assets (includes cash of $341)	$2,514
Property and equipment	4,540
Other assets, including customer intangibles	5,424
Current liabilities	(528)

Purchase price	$11,950

The results of BOI prior to acquisition are considered immaterial and are therefore not included below. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if CHI, Cypress and BEG were acquired on January 1, 2007:

	Three Months Ended March 31,
	2007	2008
	(in thousands except per share amounts)
Operating revenue	$50,504	$41,352
Operating expenses:
Direct costs	32,453	29,374
Depreciation and amortization	2,916	2,831
General and administrative expenses	5,891	8,830

Total operating expenses	41,260	41,035

Operating income	9,244	317
Interest expense	(2,105)	(2,019)
Loss on debt extinguishment	(1,004)	—
Other income (expense), net	(17)	(246)

Income (loss) from continuing operations before income taxes	6,118	(1,948)
Provision for income tax expense	(2,356)	555

Net income (loss)	3,762	(1,393)
Dividends on preferred stock	(127)	(123)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(128)	—

Net income (loss) available to common stockholders	$3,507	$(1,516)

Basic income (loss) per share:
Net income (loss) available to common stockholders	$0.20	$(0.07)

Diluted income (loss) per share:
Net income (loss) available to common stockholders	$0.14	$(0.07)

Weighted average common shares outstanding:
Basic	17,206	19,070
Diluted	26,688	19,070

NOTE 8. INCOME TAXES

As of March 31, 2008, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $4.4 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. For the first quarter of 2008, we recorded an income tax benefit from net operating losses of $0.5 million. We had approximately $0.8 million of unrecognized income tax benefits related to the exercise of common stock options. We are unable to recognize any of this benefit until we experience actual cash tax savings attributable to this deduction.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48. As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005, 2006 and 2007 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

NOTE 9. RELATED PARTY TRANSACTIONS

As mentioned in Note 3, the Term Loan had previously restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred, which was issued to certain of our affiliates and executive officers, had been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock did not have warrants attached to them. During the three months ended March 31, 2007, 128 shares of Series C Preferred were issued as PIK dividends at par. In addition, PIK dividends representing 127 shares of Series C Preferred were declared during that same period. Since the Term Loan was amended in April 2007 to allow dividend payments to be made in cash, dividends accrued for the last quarter of 2007 were paid in cash during the first quarter of 2008 in the amount of $0.1 million and another $0.1 million were accrued for the first quarter of 2008.

In connection with the purchase of all of the issued and outstanding stock of Preheat, we issued the Preheat Notes payable to certain Preheat stockholders. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2007 and March 31, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders because we concluded that he had violated his employment agreement by actions that included becoming involved with another company during his employment. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the promissory notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. See “ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, we issued the Rig Tools Notes payable to certain Rig Tools stockholders. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2007 and March 31, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 million and $0.1 million at December 31, 2007 and March 31, 2008, respectively.

In connection with the acquisition of Holston, we issued the Holston Notes payable to certain Holston stockholders. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and March 31, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now employees of the Company. This receivable had a balance at December 31, 2007 and March 31, 2008 of $0.3 million.

In connection with the acquisition of certain assets of Cypress, we issued the Cypress Note payable to a Cypress stockholder. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and March 31, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

In connection with the acquisition of certain assets of BEG, we issued the BEG Notes payable to certain shareholders of BEG The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. At March 31, 2008, the BEG Notes had a balance of $4.0 million.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the recent acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2007 filed on March 17, 2008 and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

RECENT DEVELOPMENTS

Effective as of April 23, 2008, we completed a new $90.0 million credit facility (“New Senior Credit Facility”), including a $50.0 million term loan, a $25.0 million working capital revolving line of credit, and a $15.0 million delayed draw term loan available to fund future acquisitions. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous Term Loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous Capex Loan; (iii) repaid the balance on the previous revolving line of credit; and (iv) closed the acquisition of Industrial Lift Truck & Equipment Co., Inc. (“ILT”) (discussed below). The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and to provide additional working capital.

Effective as of April 23, 2008, we completed the acquisition of ILT pursuant to a Stock Purchase and Sale Agreement (the “ILT Agreement”). Under terms of the ILT Agreement, we acquired 100% of the outstanding shares of common stock of ILT for total consideration of approximately $20.25 million, including $16.25 million of cash and $4.0 million of promissory notes. The promissory notes will accrue interest at the rate of 5% per annum and mature at various dates over a three-year period. Headquartered in Lafayette, Louisiana, ILT employs a workforce of approximately 30 employees and operates from an additional rental and service facility located in Lincoln, Texas. ILT owns over 300 specialized lifting units which are available for rent to customers primarily in the oil and gas industry.

Effective April 28, 2008, we settled the claims under a lawsuit filed by our former executive vice president (“Klug”) against us and certain directors, among others. Pursuant to the settlement agreement, we and Klug mutually agreed to terminate his employment. In connection with the termination, we entered into a Termination and Mutual Release Agreement pursuant to which the RSA dated January 5, 2007 was terminated and both the Company and Klug released and discharged each other from all claims, liabilities, demands, and causes of action to which each party may have or claim to have against the other party, except for breaches of any of the agreements executed as part of the settlement. As part of the settlement, we paid Klug $0.125 million immediately and will pay an aggregate additional amount of $1.1 million, which we have placed in trust for future payout dates. In addition, Klug executed a Non-competition Agreement which contains a non-compete provision for a period of two years and a non-solicitation agreement for one year. Pursuant to the Non-competition Agreement, we issued 400,000 shares of restricted common stock to Klug under a restricted stock agreement and will pay an aggregate of $0.2 million over the next three calendar quarters.

We have agreed in principle to settle the judgment against us as a result of the Siemens Water Technologies (“Siemens”) lawsuit. Under the anticipated settlement, we will pay approximately $3.1 million (“Settlement Amount”) to Siemens. In partial satisfaction of this amount, we will transfer twenty-two reverse osmosis units from our rental fleet to Siemens in exchange for $0.8 million applied against the Settlement Amount. The remainder of the Settlement Amount will be satisfied through the payment of a lump sum amount of $0.5 million and the issuance of a promissory note for the remaining amount payable in equal monthly installments plus interest on the unpaid principal at the prime rate as published by the Wall Street Journal plus 2% payable over thirty months. The entire amount of the anticipated settlement was accrued as of March 31, 2008.

On May 1, 2008, Robert H. Rhyne and Brent Trauth, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our Chief Operating Officer, our Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that Mr. Rhyne’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. We have not been officially served with the complaint. Nonetheless, we believe the claims against us are without merit and will vigorously contest any legal action, if served.

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

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, operational support, permitting, and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) dockside and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating primarily in the Gulf of Mexico, (iii) drilling fluid transportation and disposal services, (iv) a large fleet of oilfield equipment available for leasing on a daily basis for oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain region and the Barnett Shale region in North Texas, and (v) other specialized services such as metal stress relieving, offshore cleaning, and wellhead reheating and installation. We operate in five business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services), Environmental Services, Equipment Leasing, Transportation and Other Services (which includes metal stress relieving, offshore cleaning and blasting and wellhead installations).

Seismic Drilling.

The principal market of our Seismic Drilling division is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In addition, we have seismic drilling operations in the mountainous regions of the Western United States, and in various Transition Zone regions of Mexico.

We own and operate a fleet of specialized seismic drilling and transportation equipment for use in the Transition Zone. We believe we are the only domestic company that currently can both provide an integrated range of seismic drilling, permitting, and survey services in all of the varied terrain of the Transition Zone and simultaneously support operations for multiple, large-scale seismic projects. With the acquisition of all of the assets of AirJac Drilling, a division of Veritas Land DGC, we became the largest domestic provider of seismic drilling services to geophysical companies.

Effective February 16, 2007, we completed the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”). Cypress currently operates in two distinct business areas (both of which are included in our Seismic Services Segment) – Seismic Services and Employee Leasing. The acquisition includes the assumption of approximately $20 million of seismic drilling contracts. The acquisition of the seismic drilling assets of Cypress substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress further strengthens the permitting and survey services offered to our customers. With the Cypress acquisition, we also acquired their employee leasing division which employs skilled and unskilled personnel who provide contract labor services to various companies operating in the oil and gas industry. By integrating this workforce into our existing employee intensive business units, we believe we will be able to better manage temporary fluctuations in employee demands within those business units.

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

In March 2007, we completed the acquisition of BMJ Industrial Investments L.L.C. and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates salt water disposal wells in Richard and Gueydan, Louisiana. During early 2007, Holston expanded its equipment rental operations into the Rocky Mountain region of the United States. CHI maintains corporate offices in Jennings, Louisiana and dockside facilities in Cameron and Fourchon, Louisiana. Holston’s rental operations are located in Vernal, Utah.

Equipment Leasing.

We provide rental equipment for various oilfield and commercial applications including pressure washers, reverse osmosis machines, steam cleaners, water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and, handling tools. We also offer certain land based environmental cleaning services wellhead installation, stress relieving services and environmental pit cleaning services to drilling contractors.

Fluid and Transportation Services.

As mentioned above, we completed the acquisition of Holston in March 2007. Holston offers transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids. Holston also operates two saltwater disposal wells for the disposal of non-hazardous byproducts. In late 2007, Holston received the necessary licensing and permits to go forward with the addition of a third saltwater disposal well, which became operational in the first quarter of 2008.

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

In January 2008, we completed the acquisition of the assets of B.E.G. Liquid Mud Services Corp. (“BEG”). The acquisition of BEG is an extension of our fluid transportation services and our land-based equipment leasing operations. It allows us to better serve our customers by offering a drilling support package including the supply of drilling fluids, chemicals, storage, mixing and fluid pumping services as well as fluid trucking, recycling, tank cleaning and disposal services. Through Charles Holston, we currently handle the transportation of oilfield drilling and production fluids in Louisiana. Our land-based equipment leasing operation through Rig Tools, Inc. has been primarily focused on drilling equipment rental in Louisiana and Central Texas. With the acquisition of the assets of BOI, we have expanded our transportation service and our land-based equipment leasing operations into the northern regions of the Barnett Shale. The acquisition of BEG strategically positions us for further geographic expansion of these services and also extends these services into the southern regions of the Barnett

Shale and into East Texas. Additionally, we believe we will be able to capitalize on our existing customer relationships to geographically expand BEG’s fluid service distribution facilities into other prolific onshore regions of the United States.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Operating revenue	$38,889	$40,961
Operating expenses:
Direct costs	23,575	29,099
Depreciation and amortization	2,065	2,814
General and administrative expenses (includes litigation settlement of $2,400 in 2008)	5,116	8,778

Total operating expenses	30,756	40,691

Operating income	8,133	270
Interest expense	(1,570)	(1,990)
Loss on debt extinguishment	(1,004)	—
Other income (expense), net	10	(246)

Income (loss) before income taxes	5,569	(1,966)
Provision for income taxes	(2,144)	562

Net income (loss)	3,425	(1,404)
Dividends and accretion of preferred stock	(127)	(123)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(128)	—

Net income (loss) available to common stockholders	$3,170	$(1,527)

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Operating revenues increased $2.1 million, from $38.9 million for the three months ended March 31, 2007 to $41.0 million for the three months ended March 31, 2008. This increase was due primarily to our acquisitions of Holston, BEG, and BOI which contributed $6.8 million in revenue for the first quarter of 2008. Also, our employee leasing division and Rig Tools equipment rental division accounted for $1.5 million and $0.4 million of the increase, respectively. These increases were offset by decreases in revenues related to our seismic services division in the amount of approximately $6.4 million and reductions in our Preheat equipment rental division revenue of approximately $1.1 million.

Direct costs increased $5.5 million, from $23.6 million for the three months ended March 31, 2007 to $29.1 million for the three months ended March 31, 2008. Direct costs as a result of the Holston, BEG and BOI acquisitions accounted for $5.4 million of the overall increase.

Depreciation and amortization costs increased $0.7 million from $2.1 million for the three month period ended March 31, 2007 to $2.8 million for the three month period ended March 31, 2008. Depreciation expense decreased $0.5 million and amortization expense increased $1.2 million due primarily to the reallocation of the purchase price of the Preheat and Rig Tools assets which was finalized after March 31, 2007.

General and administrative costs increased $3.6 million, from $5.2 million during the three month period ended March 31, 2007 to $8.8 million during the same three month period of 2008 primarily as a result of the $2.4 million Siemens litigation settlement (See “Recent Developments” above) and an increase in legal and professional fees.

Interest expense increased approximately $0.4 million from $1.6 million for the three month period ended March 31, 2007, to $2.0 million for the three month period ended March 31, 2008. The increase in interest expense was attributable to the interest charge of $0.7 million taken in 2008 related to the settlement of the Siemens litigation. The offsetting reduction in expense was due to lower debt levels compared to the prior period. Interest expense for the quarters ended March 31, 2007 and 2008 includes $0.3 million each related to the amortization of deferred loan costs.

Loss on debt extinguishment decreased $1.0 million from the first quarter of 2007 to the first quarter of 2008 as a result of the early payment of our previous revolving line of credit in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had approximately $7.0 million in cash compared to $13.4 million at December 31, 2007, and a working capital deficit of $7.9 million at March 31, 2008, compared to a surplus of $4.4 million at December 31, 2007. The decreases in cash and working capital from December 31, 2007 to March 31, 2008 are primarily due to an increase in the amount borrowed on our line of credit due to our recent acquisitions. At December 31, 2007 and March 31, 2008, we borrowed $12.2 million and $6.3 million, respectively, on our Line of Credit to better illustrate for investors and financial analysts our funds availability at the end of the period. The amount was repaid on the first business day of the following month. Cash provided by operating activities was $7.5 million for the three months ended March 31, 2008 compared to $5.8 million for the same period in 2007.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment and related support equipment and new business acquisitions. Thus far in 2008, we have acquired from BEG, approximately $0.4 million of vehicles and $1.1 million of equipment. For the remainder of 2008, we expect to continue renewing our rolling stock, upgrade Trussco’s facilities and equipment to improve the efficiency of their operations, increase Preheat’s, Rig Tools’ and Holston’s fleet of oilfield leasing equipment and explore strategic business opportunities.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of March 31, 2008, 665,429 shares had been purchased under this agreement generating proceeds of $6.4 million. No shares were issued during the first quarter of 2008. The Stock Purchase Agreement expires in September 2008.

In March 2007, we increased our credit facility to $64.5 million (“Senior Credit Facility”), including a $37.0 million term loan (“Term Loan”), a $25 million working capital revolving line of credit (“Revolver”), and a $2.5 million capital expenditure loan (“Capex Loan”) with a bank. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $22.0 million outstanding principal balance under our existing Term A and Term B loans; (ii) closed the acquisition of Holston; and (iii) completed the acquisition of certain assets of Cypress Energy. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and provide additional working capital. Loan closing costs of $1.4 million were incurred during the three months ended March 31, 2007 in conjunction with the Senior Credit Facility.

Effective as of April 23, 2008, we completed a new $90.0 million credit facility (“New Senior Credit Facility”), including a $50.0 million term loan, a $25.0 million working capital revolving line of credit, and a $15.0 million delayed draw term loan available to fund future acquisitions. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous Term Loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous Capex Loan; and (iii) repaid the balance on the Revolver; and (iv) closed the acquisition of ILT. The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital.

LONG-TERM DEBT

At December 31, 2007 and March 31, 2008, long-term debt consists of the following:

	December 31, 2007	March 31, 2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 8.75 % at March 31, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,278
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	152	146
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through February 2010	8,500	6,500
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through February 2010, net of beneficial conversion of $71 at December 31, 2007 and $50 at March 31, 2008	4,929	8,950
Promissory notes payable to finance companies secured by vehicles and equipment	642	605
Capital leases payable to finance companies secured by an aircraft and equipment	549	48
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, maturing May 13, 2008, unsecured	197	100
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007 and from 4.61% to 4.70% at March 31, 2008), maturing March 2012, secured by various equipment	33,026	30,768

Total	$49,283	$48,395
Less: current maturities	(14,456)	(17,552)

Long-term debt, less current maturities	$34,827	$30,843

SENIOR CREDIT FACILITY

Effective March 2, 2007, we increased our Senior Credit Facility to $64.5 million, including a $37.0 million Term Loan, a $25.0 million Revolver, and a $2.5 million Capex Loan, with a bank. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR plus 2% (4.70% at March 31, 2008) and matures in March 2012. The Revolver is collateralized by accounts receivable and inventory. As of March 31, 2008, we had $19.3 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Revolver and the Line have been classified as a current liability as of December 31, 2007 and March 31, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits are limited to the lesser of $37.0 million and 70% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in March 2012 and will be repaid monthly in equal payments of $0.6 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2% (4.70% at March 31, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds received from the Senior Credit Facility, we (i) repaid approximately $22.0 million of outstanding principal under our previous Term A and Term B loans; (ii) closed the acquisition of Holston; and (iii) completed the acquisition of certain assets of Cypress during the three months ended March 31, 2007. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transactions and to provide additional working capital. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. As of March 31, 2008, we had $28.7 million outstanding under the Term Loan.

Under the terms of the Capex Loan, the funding will be limited to 75% of the purchase price of equipment to be purchased with the proceeds of the Capex Loan. On June 8, 2007, we drew $2.5 million on the Capex Loan. The Capex Loan matures in March 2012 and will be repaid monthly in equal payments of $0.04 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2% (4.61% at March 31, 2008). As of March 31, 2008, we had $2.1 million outstanding under the Capex Loan.

During 2007, we exceeded our allowable annual capital expenditures as prescribed by the Senior Credit Facility. As such, on March 5, 2008, we entered into the Waiver and Third Amendment to Loan and Security Agreement which modified the Senior Credit Facility by increasing the covenant governing the level of allowable annual capital expenditures to $14.0 million in 2007 and $9.0 million for each year thereafter until the loan matures.

As discussed above in Recent Developments, we entered into a new senior credit facility as of April 23, 2008.

CAPITAL LEASES

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease was paid off in the first quarter of 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2007	March 31, 2008
	(In thousands)
Aircraft	$1,437	$—
Equipment	58	58
Less: Accumulated depreciation	(101)	(6)

Capitalized cost, net	$1,394	$52

Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $0.03 and $0.03 million for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. At December 31, 2007 and March 31, 2008, the Subordinated Promissory Notes had a balance of approximately $0.2 million and $0.1 million, respectively.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and March 31, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders because we concluded that he violated his employment agreement by actions that included becoming involved with another company during his employment. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the promissory notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against us. See “Recent Developments” above. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools in November 2006, we issued $4.0 million in 5% convertible promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is recorded as a debt discount and is being amortized over the life of the notes. At December 31, 2007 and March 31, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 million at December 31, 2007 and March 31, 2008, respectively.

CHARLES HOLSTON NOTES

In connection with the acquisition of Holston, we issued 5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and March 31, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress, we issued a $3.0 million promissory note accruing interest at an annual rate of 5% payable to a Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and March 31, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of certain assets of BOI, we issued a $0.5 million promissory note accruing interest at an annual rate of 5% payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and March 31, 2008, the Bailey Note had a balance of $0.5 million.

BEG

In connection with the acquisition of certain assets of BEG, we issued a $4.0 million promissory note accruing interest at an annual rate of 5% payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. At March 31, 2008, the BEG Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at 5.25%.

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

There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

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

In accordance with Exchange Act Rules 13a-13 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During our most recent fiscal quarter, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Effective April 28, 2008, we settled the claims under the lawsuit filed by our former executive vice president, Darcy Klug, against the Company and certain directors, among others, on December 12, 2007. Pursuant to the settlement agreement, we and Mr. Klug mutually agreed to terminate his employment agreement with the Company. Pursuant to the settlement agreement, we entered into a Termination and Mutual Release Agreement with Mr. Klug (the “Release Agreement”), pursuant to which the Restricted Stock and Stock-Based Award Incentive Agreement dated January 5, 2007 was terminated and both we and Mr. Klug waived, released and discharged each other from all claims, liabilities, demands, and causes of action to which each party may have or claim to have against the other party, except for breaches of any of the agreements executed as a part of the settlement. As part of the settlement, we paid Mr. Klug $125,000 immediately and will pay an aggregate additional amount of $1.13 million, which amount has been placed in trust for payout of $200,000 on October 29, 2008 and the remainder of the trust amount on January 2, 2009. In addition, Mr. Klug entered into a Noncompetition Agreement effective April 29, 2008 with us (the “Noncompetition Agreement”), which contains a non-compete for a period of two years and a non-solicitation provision for a period of one year from the date of the agreement. Pursuant to the Noncompetition Agreement, we issued 400,000 shares of restricted stock to Mr. Klug under a restricted stock agreement (“RSA”), and will pay an aggregate of $168,000 over the next three calendar quarters. Under the RSA, the restricted shares vest on January 1, 2009, but the shares will remain subject to transfer restrictions that lapse quarterly as to 33,333 shares after an initial lapse of transfer restrictions as to 100,000 shares on January 1, 2009. The settlement agreement provides for the dismissal of the lawsuit with prejudice against all defendants named therein.

On May 1, 2008, Robert H. Rhyne and Brent Trauth, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our Chief Operating Officer, our Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that Mr. Rhyne’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. We believe the claims against us are without merit and will vigorously contest any legal action.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
2.1	Asset Purchase Agreement dated January 18, 2008 by and between OMNI Energy Services Corp. and B.E.G. Liquid Mud Services Corp., a Texas limited liability company, B.E.G. Acquisition Corp., a Texas corporation, Dan S. Keen, Mike Schooler and Kurt Chew (Incorporated by reference to Exhibit 2.1 to OMNI’s Current Report on Form 8-K filed with the SEC on January 25, 2008).

10.1	Amended and Restated Employment Agreement between OMNI Energy Services Corp. and James C. Eckert dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

10.2	Consulting Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of December 31, 2007 (Incorporated by reference to Exhibit 10.2 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

10.3	Restricted Stock Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of January 1, 2008 (Incorporated by reference to Exhibit 10.3 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

10.4	Termination and Mutual Release Agreement by and between OMNI Energy Services Corp. and James C. Eckert effective as of December 31, 2007 (Incorporated by reference to Exhibit 10.4 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: May 12, 2008	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2008	/s/ Ronald D. Mogel
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibits
2.1	Asset Purchase Agreement dated January 18, 2008 by and between OMNI Energy Services Corp. and B.E.G. Liquid Mud Services Corp., a Texas limited liability company, B.E.G. Acquisition Corp., a Texas corporation, Dan S. Keen, Mike Schooler and Kurt Chew (Incorporated by reference to Exhibit 2.1 to OMNI’s Current Report on Form 8-K filed with the SEC on January 25, 2008).

10.1	Amended and Restated Employment Agreement between OMNI Energy Services Corp. and James C. Eckert dated December 31, 2007 (Incorporated by reference to Exhibit 10.1 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

10.2	Consulting Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of December 31, 2007 (Incorporated by reference to Exhibit 10.2 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

10.3	Restricted Stock Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of January 1, 2008 (Incorporated by reference to Exhibit 10.3 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

10.4	Termination and Mutual Release Agreement by and between OMNI Energy Services Corp. and James C. Eckert effective as of December 31, 2007 (Incorporated by reference to Exhibit 10.4 to OMNI’s Current Report on Form 8-K filed with the SEC on January 7, 2008).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer