Form 10-Q/A
period 2008-03-31
OMNI ENERGY SERVICES CORP
filed 2008-06-18
CIK 1046212

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2007 there were 17,646,859 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE:

This amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008 (the “Amendment”) is filed solely to include in Exhibits 31.1 and 31.2 a reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting. This reference was inadvertently omitted from Exhibits 31.1 and 31.2 as filed on May 12, 2008 with the Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (the “Original Filing”). Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing. No modification or update is otherwise made to any other disclosures or exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

ITEM 6 – EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: June 18, 2008	/s/ James C. Eckert
James C. Eckert
President and Chief Executive Officer (Principal Executive Officer)

Dated: June 18, 2008	/s/ Ronald D. Mogel
Ronald D. Mogel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)