Form 10-Q
period 2008-06-30
OMNI ENERGY SERVICES CORP
filed 2008-08-08
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2008, there were 19,594,994 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2008
	(Dollars in thousands)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,431	$1,920
Restricted cash	1,114	1,130
Trade receivables, net	26,566	29,656
Other receivables	627	601
Due from related party	262	262
Parts and supplies inventory	5,950	8,050
Prepaid expenses and other current assets	7,587	4,178
Deferred tax assets	5,818	4,339

Total current assets	61,355	50,136

PROPERTY, PLANT AND EQUIPMENT, net	61,037	82,716

OTHER ASSETS:
Goodwill	15,038	19,571
Customer intangible assets, net	13,780	14,465
Licenses, permits and other intangible assets, net	9,082	13,401
Loan closing costs, net	4,359	5,662
Other assets	343	444

	42,602	53,543

TOTAL ASSETS	$164,994	$186,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,706	$13,930
Accrued expenses	4,645	9,376
Current maturities of long-term debt	14,456	18,695
Insurance notes payable	4,808	1,218
Line of credit	17,349	12,401

Total current liabilities	56,964	55,620

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	34,827	50,796
Other long-term liabilities	1,060	1,092
Deferred income taxes	11,984	15,857

Total long-term liabilities	47,871	67,745

Total liabilities	104,835	123,365

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2007 and June 30, 2008 and 5,484 and 5,396 shares of Series C issued and outstanding at December 31, 2007 and June 30, 2008, respectively, liquidation preference of $1,000 per share	1,162	1,074
Common stock, $0.01 par value, 45,000,000 shares authorized; 18,727,615 and 19,639,328 issued and 18,682,615 and 19,594,328 outstanding at December 31, 2007 and June 30, 2008, respectively	187	196
Preferred stock dividends declared	3	3
Additional paid-in capital	93,997	95,853
Accumulated deficit	(35,190)	(34,096)

Total stockholders’ equity	60,159	63,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,994	$186,395

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Operating revenue	$48,121	$48,920	$87,010	$89,881
Operating expenses:
Direct costs	31,172	32,122	54,747	61,220
Depreciation and amortization	2,922	3,342	4,987	6,156
General and administrative expenses (includes litigation settlement of $2,400 in the first quarter of 2008)	5,762	7,357	10,877	16,135

Total operating expenses	39,856	42,821	70,611	83,511

Operating income	8,265	6,099	16,399	6,370
Interest expense	(1,759)	(1,723)	(3,329)	(3,713)
Loss on debt extinguishment	—	—	(1,004)	—
Other income (expense), net	54	44	65	(203)

Income before income tax expense	6,560	4,420	12,131	2,454
Provision for income tax expense	(2,543)	(1,678)	(4,687)	(1,116)

Net income	4,017	2,742	7,444	1,338
Dividends and accretion of preferred stock	(127)	(121)	(254)	(244)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(127)	—	(255)	—

Net income available to common stockholders	$3,763	$2,621	$6,935	$1,094

Basic income per share:
Net income available to common stockholders	$0.21	$0.14	$0.39	$0.06

Diluted income per share:
Net income available to common stockholders	$0.15	$0.10	$0.29	$0.05

Weighted average common shares outstanding:
Basic	17,914	19,384	17,562	19,227
Diluted	26,412	27,544	25,802	22,521

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(in thousands, except share amounts)
BALANCE, December 31, 2007	5,513	$1,162	18,727,615	$187
— Stock based compensation	—	—	—	—
— Stock options and warrants exercised	—	—	4,598	—
— Restricted stock awards, net of forfeitures	—	—	462,500	5
— Common stock issued in legal settlement	—	—	400,000	4
— Preferred stock dividends declared	—	—	—	—
— Preferred stock conversion	(88)	(88)	44,615	—
— Net income	—	—	—	—

BALANCE, June 30, 2008	5,425	$1,074	19,639,328	$196

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
BALANCE, December 31, 2007	$3	$93,997	$(35,190)	$60,159
— Stock based compensation	—	541	—	541
— Stock options and warrants exercised	—	13	—	13
— Restricted stock awards, net of forfeitures	—	1,218	—	1,223
— Common stock issued	—	(4)	—	—
— Preferred stock dividends declared	—	—	(244)	(244)
— Preferred stock conversion	—	88	—	—
— Net income	—	—	1,338	1,338

BALANCE, June 30, 2008	$3	$95,853	$(34,096)	$63,030

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,444	$1,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,987	6,156
Amortization of deferred loan issuance costs	507	556
Loss on fixed asset disposition	13	294
Provision for doubtful accounts	—	136
Stock based compensation expense	497	541
Accretion of discount on convertible notes	298	77
Loss on debt extinguishment	1,004	—
Deferred income taxes	4,687	922
Changes in operating assets and liabilities:
Trade receivables	(7,734)	(128)
Other receivables	(3)	62
Parts and supplies inventory	(1,022)	(410)
Prepaid expenses and other current assets	1,743	3,893
Other assets	138	42
Accounts payable and accrued expenses	4,042	1,528

Net cash provided by operating activities	16,601	15,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,229)	(6,606)
Proceeds from disposal of property, plant and equipment	190	369
Acquisitions, net of cash received	(23,673)	(20,836)
Proceeds from collection of other receivable	184	—
Increase in restricted cash	—	(641)

Net cash used in investing activities	(32,528)	(27,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	14,934	19,232
Proceeds from issuance of common stock for cash and exercise of stock options and warrants	8,043	13
Preferred stock dividends paid in cash	(6)	(248)
Principal payments on long-term debt	(16,057)	(10,994)
Loan closing costs	(2,289)	(1,859)
Borrowings (payments) on line of credit, net	11,268	(4,948)

Net cash provided by financing activities	15,893	1,196

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34)	(11,511)
Cash and cash equivalents, at beginning of period	12,576	13,431

Cash and cash equivalents, at end of period	$12,542	$1,920

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Six Months Ended June 30,
	2007	2008
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,784	$2,880

Cash paid for taxes	$—	$205

NON-CASH TRANSACTIONS:
Application of restricted cash to capital lease payable and other	$—	$625

Equipment financed through capital lease	$58	$—

Equipment note paid off under sale/leaseback	$201	$—

Preferred stock issued as dividends paid-in-kind	$127	$—

Beneficial conversion feature of preferred stock	$255	$—

Conversion of preferred stock to common	$377	$88

Premiums financed with insurance carrier	$609	$—

Notes payable issued to former owners of acquired entities	$8,500	$8,000

Equipment transferred in satisfaction of settlement of accrued liability	$—	$750

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

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2007 represented cash held in escrow related to the purchase of an aircraft which was released from restriction during the first quarter of 2008. The proceeds were used to settle the outstanding balance of a capital lease payable with the remaining proceeds remitted to us.

STOCK BASED COMPENSATION

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our financial statements have not been impacted by the adoption of SFAS No. 157.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The SEC staff indicated in SAB No. 107 that it would accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term, for options granted prior to December 31, 2007. In SAB No. 110, the SEC staff states that it will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We are currently utilizing the simplified method in our estimate of the expected term of share options.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). This Statement changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). This Statement changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. At this time we have no minority interest therefore we expect no impact from the adoption of this statement.

In March 2008, the FASB issued its SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our results of operations and financial position.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2007 and June 30, 2008, respectively:

	December 31, 2007	June 30, 2008
	(In thousands)
Land	$793	$793
Construction in progress	734	1,339
Building and improvements	8,200	8,414
Drilling, field and support equipment	79,382	101,288
Shop equipment	1,153	822
Office equipment	2,261	2,264
Aircraft	1,438	1,438
Vehicles	4,291	4,814

	98,252	121,172
Less: accumulated depreciation	(37,215)	(38,456)

Total property, plant and equipment, net	$61,037	$82,716

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2007 and June 30, 2008, long-term debt consists of the following:

	December 31, 2007	June 30, 2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 6.50 % at June 30, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,267
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	152	140
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	8,500	7,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011, net of beneficial conversion of $71 at December 31, 2007 and $28 at June 30, 2008	4,929	12,472
Promissory notes payable to finance companies secured by vehicles and equipment	642	568
Capital leases payable to finance companies secured by an aircraft and equipment	549	44
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, unsecured, paid in full	197	—
Term Loan payable to a bank, variable interest rate at LIBOR plus 2.75% (5.21% at June 30, 2008), secured by various equipment, maturing April 23, 2013	—	48,000
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), secured by various equipment, paid in full	33,026	—

Total	$49,283	$69,491
Less: current maturities	(14,456)	(18,695)

Long-term debt, less current maturities	$34,827	$50,796

SENIOR CREDIT FACILITY

Effective April 24, 2008, we increased our credit facility to $90.0 million (“New Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.25% (4.96% at June 30, 2008) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of June 30, 2008, we had $12.4 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Line and the Revolver have been classified as a current liability as of December 31, 2007 and June 30, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in February 2012 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2.75% (5.21% at June 30, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of Industrial Lift Truck and Equipment Co., Inc. (“ILT”). The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of June 30, 2008, we had $48.0 million outstanding under the Term Loan.

CAPITAL LEASES

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease was paid off in the first quarter of 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2007	June 30, 2008
	(In thousands)
Aircraft	$1,437	$—
Equipment	58	58
Less: Accumulated depreciation	(101)	(8)

Capitalized cost, net	$1,394	$50

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was nil and $0.03 million and $0.02 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. The Subordinated Promissory Notes were paid off in May 2008. At December 31, 2007 and June 30, 2008, the Subordinated Promissory Notes had a balance of approximately $0.2 million and $0.0 million, respectively.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. (“Preheat”) in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and June 30, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders for cause. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the promissory notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company (see Note 4). Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. (“Rig Tools”) in November 2006, we issued $4.0 million in 5% convertible promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We initially recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which was recorded as a debt discount and is being amortized over the life of the notes. At December 31, 2007 and June 30, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 million and $0.0 million at December 31, 2007 and June 30, 2008, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc. (collectively “Holston”). Subject to the terms and conditions of the purchase agreement, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and June 30, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”) (See Note 7) in February 2007, we issued a $3.0 million promissory note accruing interest at an annual rate of 5% payable to a Cypress stockholder (the “Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and June 30, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) (See Note 7) in June 2007, we issued a $0.5 million promissory note accruing interest at an annual rate of 5% payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and June 30, 2008, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services Corp. (“BEG”) (See Note 7) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At June 30, 2008, the BEG Notes had a balance of $4.0 million.

ILT NOTES

In connection with the acquisition of ILT (See Note 7), we issued $4.0 million of promissory notes payable to the shareholders of ILT (“ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. At June 30, 2008, the ILT Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at 5.25%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

EXECUTIVE COMPENSATION AGREEMENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (collectively “RSAs”) with James Eckert and Darcy Klug. The RSAs provided for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock became fixed and payable in the event of (i) a change in control or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer would have received the right to a cash payment of $1.2 million. The revised RSAs would have terminated on December 31, 2008, and any unvested restricted common stock or stock-based awards would have terminated and lapsed.

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

In conjunction with the NRSA, we mutually terminated the RSA with Mr. Eckert and entered into an Amended and Restated Employment Agreement (“Amended Agreement”) with Mr. Eckert. The Amended Agreement was effective until June 30, 2008 unless we had otherwise terminated it in accordance with the Amended Agreement. Additionally, we entered into a Consulting Agreement (“Consulting Agreement”) with Mr. Eckert effective December 31, 2007. Under the terms of the Consulting Agreement, upon the termination of the Amended Agreement on June 30, 2008 or the earlier termination by us without cause, we will, for a period of one year, retain Mr. Eckert as an independent contractor to perform consulting services for us.

On May 1, 2008, the former owners of Preheat filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our Chief Operating Officer, our Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that one of the former Preheat owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. We believe the claims against us are without merit and will vigorously contest any legal action.

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

NOTE 5. STOCKHOLDERS’ EQUITY

COMMON STOCK

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of June 30, 2008, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million. No shares were issued during the first or second quarter of 2008. The Stock Purchase Agreement expires in August 2008.

On April 29, 2008, we issued 400,000 shares of our common stock in partial settlement of a litigation matter.

PREFERRED STOCK

At December 31, 2007 and June 30, 2008, 29 shares of Series B Preferred Stock are outstanding and are convertible into 7,733 shares of our common stock at a conversion rate of $1.25 per share.

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

The prior term loan agreements and the prior senior credit facility restricted the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred had been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the three and six months ended June 30, 2007, 128 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the Series C Preferred stock issued as PIK dividends resulted in a beneficial conversion feature totaling $0.1 million. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

The prior senior credit facility originally restricted the payment of cash dividends. Effective April 29, 2007, the loan and security agreement governing the prior term loan was amended to remove the restriction on cash dividend payments on the Series C Preferred, provided we had sufficient availability under our Line and were in compliance with all other loan covenants. We paid cash dividends on the Series C Preferred during the three and six months ended June 30, 2008 in the amount of $0.1 million and $0.2 million, respectively.

During the quarter ended June 30, 2008, 88 shares of Series C Preferred were converted into 44,615 shares of our common stock. At June 30, 2008, 5,396 shares of Series C Preferred remain outstanding and are convertible into 2,767,179 shares of our common stock.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The Seventh Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Stock Plan”), provides for 4,250,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total number of shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

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

There was $0.3 million and $0.5 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and six months ended June 30, 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2007 and 2008 was $4.68 and $2.68 per option, respectively.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Expected volatility	37.81%	52.97%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.61%	3.39%
Expected option term (years)	6.50	6.50

The following table summarizes information about stock option activity for the three and six months ended June 30, 2008 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	901,530	$6.65
Granted	350,000	4.49
Exercised	—	—
Lapsed or canceled	(38,083)	8.91

Outstanding at March 31, 2008	1,213,447	$5.95	8.5	$—
Granted	446,000	5.05
Exercised	(4,598)	2.87
Lapsed or canceled	(36,681)	7.53

Outstanding at June 30, 2008	1,618,168	$5.68	8.7	$1,181

Exercisable at June 30, 2008	610,540	$5.45	7.9	$586

WARRANTS

A summary of our warrants as of June 30, 2008 and changes during the three and six months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2007	$2.78	6,242,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2008	$2.78	6,242,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at June 30, 2008	$2.78	6,242,650

Exercisable	$2.78	6,242,650

RESTRICTED STOCK

During the three and six month periods ended June 30, 2008, we issued 0 and 400,000 shares of restricted stock, respectively, under our Stock Plan in accordance with the NRSA described in Note 4 above. We also issued 0 and 62,500 shares of our restricted stock, respectively, under the Stock Plan in accordance with two employment agreements entered into with our executives.

The following table summarizes activity of unvested restricted stock awards for the three and six months ended June 30, 2008:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2007	12,500	$5.43
Granted	462,500	$4.82
Vested	(400,000)	$4.88

Unvested at March 31, 2008	75,000	$4.58	$278
Granted	—	$—
Vested	—	$—

Unvested at June 30, 2008	75,000	$4.58	$481

At June 30, 2008, $0.3 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 3.75 years.

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

For the three and six months ended June 30, 2008, we had 939,338 and 1,018,019 options and restricted shares, respectively, and 598,650 warrants that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Rig Tools Notes convertible into 125,000 shares of common stock, Holston Notes convertible into 0 and 432,900 shares of common stock, BEG Notes convertible into 0 and 974,161 shares of common stock and ILT Notes convertible into 0 and 122,711 shares of common stock were excluded from the calculation for the three and six months ended June 30, 2008, respectively. Also, preferred stock convertible into 0 and 2,797,477 shares of common stock were excluded from the calculation of diluted EPS for the three months and six months ended June 30, 2008, respectively, because they were antidilutive.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders	$3,763	17,914	$2,621	19,384
Add: Options, preferred stock, warrants and notes convertible into common stock	305	8,498	202	8,160

Diluted EPS net income available to common stockholders and common equivalent shares	$4,068	26,412	$2,823	27,544

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2008
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders and common equivalent shares	$6,935	17,562	$1,094	19,227
Add: Options, preferred stock, warrants and notes convertible into common stock	577	8,240	—	3,294

Diluted EPS net income available to common stockholders and common equivalent shares	$7,512	25,802	$1,094	22,521

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five segments – Seismic Drilling, Fluid and Transportation Services, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Drilling segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

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

The following table shows segment information (net of intercompany transactions) for the three months and six months ended June 30, 2008 and 2007 (in thousands):

Three Months Ended June 30,	Seismic	Fluid and Transportation Services (1)	Environmental	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2008
Operating revenues	$19,176	$8,783	$7,124	$10,690	$3,147	$—	$48,920
Operating income (loss)	4,553	970	977	1,863	683	(2,947)	6,099
Interest expense	31	106	7	135	—	1,444	1,723
Depreciation and amortization	494	858	473	1,317	93	107	3,342
Identifiable assets	29,645	39,503	16,040	79,168	4,147	17,892	186,395
Capital expenditures	141	146	649	2,398	389	33	3,756
2007
Operating revenues	$22,645	$4,464	$10,362	$7,283	$3,367	$—	$48,121
Operating income (loss)	5,285	329	2,572	1,082	958	(1,961)	8,265
Interest expense	43	47	7	253	13	1,396	1,759
Depreciation and amortization	729	450	452	1,103	89	99	2,922
Identifiable assets	31,709	19,010	21,436	59,384	3,458	31,986	166,983
Capital expenditures	36	742	385	3,439	304	593	5,499

Six Months Ended June 30,	Seismic	Fluid and Transportation Services (1)	Environmental	Equipment Leasing (2)	Other Services	Corporate	Total
(in thousands)
2008
Operating revenues	$34,692	$16,258	$14,111	$19,061	$5,759	$—	$89,881
Operating income (loss)	5,939	1,675	2,027	1,068	1,184	(5,523)	6,370
Interest expense	70	205	14	964	5	2,455	3,713
Depreciation and amortization	1,026	1,584	935	2,194	198	219	6,156
Identifiable assets	29,645	39,503	16,040	79,168	4,147	17,892	186,395
Capital expenditures	147	1,441	1,010	3,565	397	46	6,606
2007
Operating revenues	$43,021	$5,908	$18,020	$15,222	$4,839	$—	$87,010
Operating income (loss)	10,941	463	4,324	3,413	913	(3,655)	16,399
Interest expense	63	64	24	509	17	2,652	3,329
Depreciation and amortization	1,243	570	848	2,020	117	189	4,987
Identifiable assets	31,709	19,010	21,436	59,384	3,458	31,986	166,983
Capital expenditures	92	922	856	6,128	378	853	9,229

(1)	The transportation segment began in conjunction with the acquisition of Holston in March 2007. The fluid services began with the acquisition of BEG in January 2008.
(2)	The Equipment Leasing segment includes the provision for the settlement of the Siemens litigation in the amount of $2.4 million in the first quarter of 2008. Additionally, interest expense in that segment includes approximately $0.7 million of judicial interest related to the Siemens litigation in the same period.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands):

Current assets (includes cash of $2,676)	$9,158
Property and equipment	13,362
Other assets, including intangibles	11,621
Deferred income tax liability	(4,431)
Current liabilities	(3,284)
Assumption of debt	(3,426)

Purchase price	$23,000

BEG

On January 18, 2008, we completed the acquisition of B.E.G. Liquid Mud Services Corp. pursuant to an Asset Purchase Agreement (the “BEG Purchase Agreement”). Subject to the terms and conditions of the BEG Purchase Agreement, we purchased certain assets from BEG for the total consideration of approximately $11.95 million, including $7.45 million of cash, a payable of $0.5 million held in escrow pending final reconciliation of purchase matters and the issuance of $4.0 million of three-year, 5% convertible promissory notes.

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

Current assets (includes cash of $341)	$2,514
Property and equipment	4,555
Other assets, including intangibles	5,394
Current liabilities	(513)

Purchase price	$11,950

INDUSTRIAL LIFT

On April 24, 2008, we completed the acquisition of Industrial Lift Truck & Equipment Co, Inc. for an aggregate acquisition price of $20.3 million, including $16.3 million of cash and the issuance of $4.0 million of three-year, 5% promissory notes, of which $3.5 million of such notes are convertible.

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

Current assets (includes cash of $2,523)	$5,622
Property and equipment	16,421
Other assets, including intangibles	1,522
Current liabilities	(2,478)
Assumption of debt	(837)

Purchase price	$20,250

The results of BOI prior to acquisition are considered immaterial and are therefore not included below. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if CHI, Cypress, BEG and ILT were acquired on January 1, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Operating revenue	$53,880	$50,253	$107,941	$95,604
Operating expenses:
Direct costs	34,305	32,759	68,800	64,044
Depreciation and amortization	3,654	3,471	7,027	6,775
General and administrative expenses (includes litigation settlement of $2,400 in the first quarter of 2008)	6,070	7,466	12,048	16,535

Total operating expenses	44,029	43,696	87,875	87,354

Operating income	9,851	6,557	20,066	8,250
Interest expense	(2,246)	(1,825)	(4,658)	(4,153)
Loss on debt extinguishment	—	—	(1,004)	—
Other income (expense), net	83	59	77	(142)

Income from continuing operations before income taxes	7,688	4,791	14,481	3,955
Provision for income tax expense	(2,977)	(1,821)	(5,593)	(1,694)

Net income	4,711	2,970	8,888	2,261
Dividends on preferred stock	(127)	(121)	(254)	(244)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(127)	—	(255)	—

Net income available to common stockholders	$4,457	$2,849	$8,379	$2,017

Basic income per share:
Net income available to common stockholders	$0.25	$0.15	$0.48	$0.10

Diluted income per share:
Net income available to common stockholders	$0.17	$0.11	$0.33	$0.10

Weighted average common shares outstanding:
Basic	17,914	19,384	17,562	19,227
Diluted	27,826	27,632	27,289	22,521

NOTE 8. INCOME TAXES

As of June 30, 2008, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $3.5 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. We recorded income tax expense $4.6 million and $1.1 million for the six months ended June 30, 2007 and 2008, respectively. We had approximately $0.9 million of unrecognized income tax benefits related to the exercise of common stock options. We are unable to recognize any of this benefit until we experience actual cash tax savings attributable to this deduction.

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

NOTE 9. RELATED PARTY TRANSACTIONS

As mentioned in Note 5, the prior term loan had previously restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred, which was issued to certain of our affiliates and executive officers, had been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock did not have warrants attached to them. During the three months ended March 31, 2007, 128 shares of Series C Preferred were issued as PIK dividends at par. In addition, PIK dividends representing 127 shares of Series C Preferred were declared during that same period. Since the prior term loan was amended in April 2007 to allow dividend payments to be made in cash, dividends accrued for the last quarter of 2007 and the first quarter of 2008 were paid in cash during the first and second quarters of 2008 in the amount of $0.1 million each and another $0.1 million were accrued for the second quarter of 2008.

In connection with the purchase of all of the issued and outstanding stock of Preheat, we issued the Preheat Notes payable to certain Preheat stockholders. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2007 and June 30, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders because we concluded that he had violated his employment agreement by actions that included becoming involved with another company during his employment. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the promissory notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, we issued the Rig Tools Notes payable to certain Rig Tools stockholders. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the notes. At December 31, 2007 and June 30, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 million and $0.0 million at December 31, 2007 and June 30, 2008, respectively.

In connection with the acquisition of Holston, we issued the Holston Notes payable to certain Holston stockholders. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and June 30, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now employees of the Company. This receivable had a balance at December 31, 2007 and June 30, 2008 of $0.3 million.

In connection with the acquisition of certain assets of Cypress, we issued the Cypress Note payable to a Cypress stockholder. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and June 30, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

In connection with the acquisition of certain assets of BEG, we issued the BEG Notes payable to certain shareholders of BEG. The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At June 30, 2008, the BEG Notes had a balance of $4.0 million.

In connection with the acquisition of ILT, we issued the ILT Notes payable to shareholders of ILT. The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011 and bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. An additional note in the amount of $0.5 million is non-interest bearing and matures in April 2011. At June 30, 2008, the ILT Notes had a balance of $4.0 million.

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

RECENT DEVELOPMENTS

We have settled the judgment against us as a result of the Siemens Water Technologies (“Siemens”) lawsuit. Under the settlement, we paid approximately $3.1 million (“Settlement Amount”) to Siemens. In partial satisfaction of this amount, we transferred twenty-two reverse osmosis units from our rental fleet to Siemens in exchange for $0.8 million applied against the Settlement Amount. The remainder of the Settlement Amount was satisfied through the payment of a lump sum amount of $2.3 million. The entire amount of the settlement was accrued as of March 31, 2008.

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our Chief Operating Officer, our Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. We believe the claims against us are without merit and will vigorously contest any legal action.

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

We are a leading oilfield service company specializing in providing an integrated range of (i) onshore seismic drilling, operational support, permitting, and survey services to geophysical companies operating in logistically difficult and environmentally sensitive terrain, (ii) dockside and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating primarily in the Gulf of Mexico, (iii) drilling fluid transportation and disposal services, (iv) a large fleet of oilfield equipment available for leasing on a daily basis for oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain region and the Barnett Shale region in North Texas, and (v) other specialized services such as metal stress relieving, offshore cleaning, and wellhead reheating and installation. We operate in five business segments: Seismic Drilling (which includes seismic drilling, permitting and survey services), Environmental Services, Equipment Leasing, Fluid and Transportation and Other Services (which includes metal stress relieving, offshore cleaning and blasting and wellhead installations).

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

Effective February 16, 2007, we completed the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”). Cypress currently operates in two distinct business areas (both of which are included in our Seismic Services Segment) – Seismic Services and Employee Leasing. The acquisition included the assumption of approximately $20 million of seismic drilling contracts. The acquisition of the seismic drilling assets of Cypress substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress further strengthens the permitting and survey services offered to our customers. With the Cypress acquisition, we also acquired their employee leasing division which employs skilled and unskilled personnel who provide contract labor services to various companies operating in the oil and gas industry. By integrating this workforce into our existing employee intensive business units, we believe we will be able to better manage temporary fluctuations in employee demands within those business units.

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

In March 2007, we completed the acquisition of BMJ Industrial Investments L.L.C. and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates salt water disposal wells in Richard and Gueydan, Louisiana. During early 2007, Holston expanded its equipment rental operations into the Rocky Mountain region of the United States. Holston maintains an operations facility in Jennings, Louisiana and dockside facilities in Cameron and Fourchon, Louisiana. Holston’s rental operations are located in Vernal, Utah.

Equipment Leasing.

We provide rental equipment for various oilfield and commercial applications including pressure washers, steam cleaners, water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and, handling tools.

The April 2008 acquisition of Industrial Lift Truck and Equipment Co., Inc. (“ILT”) allowed us to further expand the line of products that we provide for lease into specialized lifting units such as industrial forklifts and manlifts.

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

In June 2007, we acquired certain assets of Bailey Operating, Inc. (“BOI”). The acquisition of the assets of BOI geographically extends our core businesses into the Barnett Shale region in North Texas, currently one of the most prolific onshore regions in the United States for oil and gas exploration. In addition to the acquisition of a facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also establishes a platform for further geographic expansion of our core businesses. We expect to immediately expand our Transportation Services and Equipment Leasing operations into this Barnett Shale region. Thereafter, follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration.

In January 2008, we completed the acquisition of the assets of B.E.G. Liquid Mud Services Corp. (“BEG”). The acquisition of the assets of BEG is an extension of our fluid transportation services and our land-based equipment leasing operations. It allows us to better serve our customers by offering a drilling support package including the supply of drilling fluids, chemicals, storage, mixing and fluid pumping services as well as fluid trucking, recycling, tank cleaning and disposal services. Through Holston, we currently handle the transportation of oilfield drilling and production fluids in Louisiana. Our land-based equipment leasing operation through Rig Tools has been primarily focused on drilling equipment rental in Louisiana and Central Texas. The acquisition of BEG strategically positions us for further geographic expansion of these services and also extends our transportation and land-based equipment leasing operations into the southern regions of the Barnett Shale and into East Texas. Additionally, we believe we will be able to capitalize on our existing customer relationships to geographically expand BEG’s fluid service distribution facilities into other prolific onshore regions of the United States.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Operating revenue	$48,121	$48,920	$87,010	$89,881
Operating expenses:
Direct costs	31,172	32,122	54,747	61,220
Depreciation and amortization	2,922	3,342	4,987	6,156
General and administrative expenses (includes litigation settlement of $2,400 in the first quarter of 2008)	5,762	7,357	10,877	16,135

Total operating expenses	39,856	42,821	70,611	83,511

Operating income	8,265	6,099	16,399	6,370
Interest expense	(1,759)	(1,723)	(3,329)	(3,713)
Loss on debt extinguishment	—	—	(1,004)	—
Other income (expense), net	54	44	65	(203)

Income before income taxes	6,560	4,420	12,131	2,454
Provision for income tax expense	(2,543)	(1,678)	(4,687)	(1,116)

Net income	4,017	2,742	7,444	1,338
Dividends and accretion of preferred stock	(127)	(121)	(254)	(244)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(127)	—	(255)	—

Net income available to common stockholders	$3,763	$2,621	$6,935	$1,094

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Operating revenues increased $0.8 million, from $48.1 million for the three months ended June 30, 2007 to $48.9 million for the three months ended June 30, 2008. Our transportation and fluid services segment, enhanced by the BEG acquisition effective January 2008, and our equipment rental segment, enhanced by the ILT acquisition effective April 2008, accounted for $4.3 million and $3.4 million of the increase, respectively. These increases were offset by decreases in our seismic services segment, our environmental services segment, and our other services segment of $3.5 million, $3.2 million and $0.2 million, respectively.

Direct costs increased $0.9 million, from $31.2 million for the three months ended June 30, 2007 to $32.1 million for the three months ended June 30, 2008. Direct costs as a result of the BEG and ILT acquisitions accounted for $3.2 million and $1.1 million, respectively, of the overall increase. These increases were offset by decreases relating to the seismic services and environmental services segments. Of the total increase, $1.2 million relates to explosives and down-hole supplies, $2.1 million relates to repairs and maintenance and cost of parts sold and $0.5 million relates to fuel and oil, offset by decreases in payroll costs of $1.5 million and third-party contract services of $1.4 million.

Depreciation and amortization costs increased $0.4 million from $2.9 million for the three month period ended June 30, 2007 to $3.3 million for the three month period ended June 30, 2008. Depreciation expense increased $0.2 million due primarily to the increase in revenue-producing assets from the acquisitions of BEG in January 2008 and ILT in April 2008. Amortization expense increased $0.2 million primarily due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $1.6 million, from $5.8 million during the three month period ended June 30, 2007 to $7.4 million during the same three month period of 2008 partially as a result of the acquisitions of BEG and ILT. Of this increase, $0.7 million relates to increased payroll costs and $0.8 million relates to professional services.

Interest expense decreased approximately $0.1 million from $1.8 million for the three month period ended June 30, 2007, to $1.7 million for the three month period ended June 30, 2008. The decrease in interest expense was attributable to decreased interest rates on variable interest debt between the periods. Interest expense includes $0.3 million and $0.5 million in the three month periods ended June 30, 2007 and 2008, respectively, related to amortization of deferred loan costs.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Operating revenues increased $2.9 million, from $87.0 million for the six months ended June 30, 2007 to $89.9 million for the six months ended June 30, 2008. Our fluid and transportation segment, enhanced by the Holston acquisition effective March 2007 and the BEG acquisition effective January 2008, our equipment rental segment, enhanced by the ILT acquisition effective April 2008, and our other services segment accounted for $10.4 million, $3.8 million and $0.9 million of the increase, respectively. These increases were offset by decreases in our seismic services segment and our environmental services segment of $8.3 million and $3.9 million, respectively.

Direct costs increased $6.5 million, from $54.7 million for the six months ended June 30, 2007 to $61.2 million for the six months ended June 30, 2008. Direct costs as a result of the Holston, BEG and ILT acquisitions accounted for $3.0 million, $5.9 million and $1.1 million, respectively, of the overall increase. These increases were offset by decreases relating to the seismic services and environmental services segments. Of the total increase, $1.1 million relates to explosives and down-hole supplies, $4.6 million relates to repairs and maintenance and cost of parts sold, $0.9 million relates to insurance and $1.0 million relates to fuel and oil, offset by decreases in third-party contract services of $1.4 million.

Depreciation and amortization costs increased $1.2 million from $5.0 million for the six month period ended June 30, 2007 to $6.2 million for the six month period ended June 30, 2008. Depreciation expense decreased $0.3 million due primarily to a large amount of the seismic services segments’ assets being fully depreciated, offset by the increase in revenue-producing assets from the aforementioned acquisitions. Amortization expense increased $1.5 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $5.2 million, from $10.9 million during the six month period ended June 30, 2007 to $16.1 million during the same six month period of 2008 partially as a result of the acquisitions of BEG, ILT, Cypress and Holston. Of this increase, $1.4 million relates to increased payroll costs, $2.5 million relates to the Siemens litigation settlement (See “ITEM 1. Legal Proceedings” above) and $1.4 million relates to professional services.

Interest expense increased approximately $0.4 million from $3.3 million for the six month period ended June 30, 2007, to $3.7 million for the six month period ended June 30, 2008. The increase in interest expense was attributable to lower interest rates on variable interest debt offset by increased levels of debt including financing for recent acquisitions and judicial interest as a result of a litigation settlement. Interest expense includes $0.5 million and $0.7 million for the six months ended June 30, 2007 and 2008, respectively, related to amortization of deferred loan costs.

Loss on debt extinguishment decreased $1.0 million from $1.0 million for the first six months of 2007 to $0.0 million for the first six months of 2008 as a result of the early payment of our previous revolving line of credit in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

Effective as of April 23, 2008, we completed a modified $90.0 million credit facility (“New Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the previous line of credit; and (iv) closed the acquisition of ILT. The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital.

At June 30, 2008, we had approximately $3.1 million in cash and restricted cash compared to $13.4 million at December 31, 2007, and a working capital deficit of $5.5 million at June 30, 2008, compared to a surplus of $4.4 million at December 31, 2007. The decrease in working capital from December 31, 2007 to June 30, 2008 is primarily due to an increase in the amount borrowed on the Revolver due to our recent acquisitions. At December 31, 2007, we borrowed $12.2 million on the Line (the predecessor to the Revolver) to better illustrate for investors and financial analysts our funds availability at the end of the year. The amount was repaid on the first business day of the following year. No such additional borrowing was done at June 30, 2008. Cash provided by operating activities was $15.0 million for the six months ended June 30, 2008 compared to $16.6 million for the same period in 2007.

Historically, our capital requirements have primarily related to the purchase or fabrication of new drilling equipment and related support equipment and new business acquisitions. Thus far in 2008, we have completed the acquisitions of BEG and ILT and expended approximately $6.6 million on equipment and other fixed assets. For the remainder of 2008, we expect to continue renewing our rolling stock, expand our fleet of assets available for lease in our equipment leasing segment and explore strategic business opportunities.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of June 30, 2008, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million. The Stock Purchase Agreement expires in August 2008.

LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2007 and June 30, 2008, long-term debt consists of the following:

	December 31, 2007	June 30, 2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 6.50 % at June 30, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,267
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	152	140
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	8,500	7,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011, net of beneficial conversion of $71 at December 31, 2007 and $28 at June 30, 2008	4,929	12,472
Promissory notes payable to finance companies secured by vehicles and equipment	642	568
Capital leases payable to finance companies secured by an aircraft and equipment	549	44
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, unsecured, paid in full	197	—
Term Loan payable to a bank, variable interest rate at LIBOR plus 2.75% (5.21% at June 30, 2008), secured by various equipment, maturing April 23, 2013	—	48,000
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), secured by various equipment, paid in full	33,026	—

Total	$49,283	$69,491
Less: current maturities	(14,456)	(18,695)

Long-term debt, less current maturities	$34,827	$50,796

SENIOR CREDIT FACILITY

Effective April 23, 2008, we increased our credit facility to $90.0 million, including the $50.0 million Term Loan, the $25.0 million Revolver, and a $15.0 million delayed draw term loan available to fund future acquisitions with a bank. The Revolver replaced our previous line of credit. Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement. The Revolver accrues interest at the 30-day LIBOR plus 2.25% (4.96% at June 30, 2008) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of June 30, 2008, we had $12.4 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Line and the Revolver have been classified as a current liability as of December 31, 2007 and June 30, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in February 2012 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2.75% (5.21% at June 30, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of ILT. The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of June 30, 2008, we had $48.0 million outstanding under the Term Loan.

CAPITAL LEASES

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease was paid off in the first quarter of 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2007	June 30, 2008
	(In thousands)
Aircraft	$1,437	$—
Equipment	58	58
Less: Accumulated depreciation	(101)	(8)

Capitalized cost, net	$1,394	$50

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was approximately $0.00 million and $0.00 million, and $0.03 million and $0.02 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. The Subordinated Promissory Notes were paid off in May 2008. At December 31, 2007 and June 30, 2008, the Subordinated Promissory Notes had a balance of approximately $0.2 million and $0.0 million, respectively.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and June 30, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders for cause. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the promissory notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company (see Note 4). Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools in November 2006, we issued $4.0 million in 5% convertible promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools

Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We initially recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which was recorded as a debt discount and is being amortized over the life of the notes. At December 31, 2007 and June 30, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 and $0.0 million at December 31, 2007 and June 30, 2008, respectively.

CHARLES HOLSTON NOTES

On March 2, 2007, we acquired Holston. Subject to the terms and conditions of the purchase agreement, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and June 30, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress (See Note 7) in February 2007, we issued a $3.0 million promissory note accruing interest at an annual rate of 5% payable to a Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and June 30, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of certain assets of BOI (See Note 7) in June 2007, we issued a $0.5 million promissory note accruing interest at an annual rate of 5% payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and June 30, 2008, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of BEG in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At June 30, 2008, the BEG Notes had a balance of $4.0 million.

ILT NOTES

In connection with the acquisition of ILT (See Note 7), we issued $4.0 million of promissory notes payable to the shareholders of ILT (“ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011 and bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. An additional note in the amount of $0.5 million is non-convertible and non-interest bearing and matures in April 2011. At June 30, 2008, the ILT Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through September 2008 and accrue interest at 5.25%.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

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

In accordance with Exchange Act Rules 13a-13 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer we have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During our most recent fiscal quarter, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our Chief Operating Officer, our Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. We believe the claims against us are without merit and will vigorously contest any legal action, if served.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

On April 29, 2008, we issued 400,000 shares of our common stock as part of the settlement of the litigation filed by Mr. Klug. The issuance of the shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders (“Annual Meeting”) was held at our principal executive offices at 4500 NE Evangeline Thruway, Carencro, Louisiana on Wednesday, June 4, 2008. The purpose of the Annual Meeting was to elect four directors for the ensuing year.

The following table provides the number of votes cast related to the election of directors:

(i)	To Elect Directors

	For	Against
Ronald E. Gerevas	18,399,826	644,207
Barry E. Kaufman	18,062,525	981,508
Brian J. Recatto	18,439,292	604,741
Richard C. White	18,406,243	637,790

The following directors’ terms of office continued after the meeting:

Dennis R. Sciotto

Edward E. Colson III

No other business was submitted before the meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Loan and Security Agreement dated as of April 24, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 30, 2008).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: August 8, 2008	/s/ Brian J. Recatto
Brian J. Recatto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2008	/s/ Ronald D. Mogel
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)