Form 10-Q
period 2008-09-30
OMNI ENERGY SERVICES CORP
filed 2008-11-07
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2008

or

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

As of November 5, 2008 there were 20,647,496 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2008
	(Dollars in thousands)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,431	$2,181
Restricted cash	1,114	1,130
Trade receivables, net	26,566	33,082
Other receivables	627	562
Due from related party	262	262
Parts and supplies inventory	5,950	7,990
Prepaid expenses and other current assets	7,587	5,901
Deferred income taxes	5,818	2,505

Total current assets	61,355	53,613

PROPERTY, PLANT AND EQUIPMENT, net	61,037	82,902

OTHER ASSETS:
Goodwill	15,038	23,303
Customer intangible assets, net	13,780	14,203
Licenses, permits and other intangible assets, net	9,082	13,320
Loan closing costs, net	4,359	5,252
Other assets	343	326

	42,602	56,404

TOTAL ASSETS	$164,994	$192,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,706	$15,142
Accrued expenses	4,645	7,988
Current maturities of long-term debt	14,456	19,578
Insurance notes payable	4,808	2,552
Line of credit	17,349	9,260

Total current liabilities	56,964	54,520

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	34,827	47,876
Other long-term liabilities	1,060	610
Deferred income taxes	11,984	19,081

Total long-term liabilities	47,871	67,567

Total liabilities	104,835	122,087

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2007 and September 30, 2008 and 5,484 and 5,396 shares of Series C issued and outstanding at December 31, 2007 and September 30, 2008, respectively, liquidation preference of $1,000 per share	1,162	1,074
Common stock, $0.01 par value, 45,000,000 shares authorized; 18,727,615 and 20,692,496 issued and 18,682,615 and 20,647,496 outstanding at December 31, 2007 and September 30, 2008, respectively	187	207
Preferred stock dividends declared	3	3
Additional paid-in capital	93,997	99,658
Accumulated deficit	(35,190)	(30,110)

Total stockholders’ equity	60,159	70,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,994	$192,919

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Operating revenue:
Services	$35,731	$40,676	$107,519	$111,496
Rentals	8,406	12,608	23,628	31,669

Total operating revenue	44,137	53,284	131,147	143,165

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	24,806	27,856	72,849	79,524
Rentals	3,970	6,392	10,674	15,945
Depreciation and amortization	2,749	3,620	7,736	9,776
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in the first quarter of 2008)	5,434	7,282	16,311	23,417

Total operating expenses	36,959	45,150	107,570	128,662

Operating income	7,178	8,134	23,577	14,503
Interest expense	(1,568)	(1,518)	(4,897)	(5,231)
Loss on debt extinguishment	—	—	(1,004)	—
Other income (expense), net	234	65	299	(137)

Income before income tax expense	5,844	6,681	17,975	9,135
Provision for income tax expense	(1,656)	(2,572)	(6,343)	(3,688)

Net income	4,188	4,109	11,632	5,447
Dividends and accretion of preferred stock	(124)	(123)	(378)	(367)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	—	(255)	—

Net income available to common stockholders	$4,064	$3,986	$10,999	$5,080

Basic income per share:
Net income available to common stockholders	$0.22	$0.20	$0.62	$0.26

Diluted income per share:
Net income available to common stockholders	$0.16	$0.15	$0.45	$0.21

Weighted average common shares outstanding:
Basic	18,509	19,919	17,881	19,460
Diluted	26,359	27,480	26,067	26,384

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(in thousands, except share amounts)
BALANCE, December 31, 2007	5,513	$1,162	18,727,615	$187
— Stock based compensation	—	—	—	—
— Stock options and warrants exercised and other	—	—	1,057,766	11
— Restricted stock awards, net of forfeitures	—	—	462,500	5
— Tax benefit associated with exercise of non-qualified stock options	—	—	—	—
— Common stock issued in legal settlement	—	—	400,000	4
— Preferred stock dividends declared	—	—	—	—
— Preferred stock conversion	(88)	(88)	44,615	—
— Net income	—	—	—	—

BALANCE, September 30, 2008	5,425	$1,074	20,692,496	$207

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
BALANCE, December 31, 2007	$3	$93,997	$(35,190)	$60,159
— Stock based compensation	—	990	—	990
— Stock options and warrants exercised and other	—	2,512	—	2,523
— Restricted stock awards, net of forfeitures	—	1,218	—	1,223
— Tax benefit associated with exercise of non-qualified stock options	—	857	—	857
— Common stock issued in legal settlement	—	(4)	—	—
— Preferred stock dividends declared	—	—	(367)	(367)
— Preferred stock conversion	—	88	—	—
— Net income	—	—	5,447	5,447

BALANCE, September 30, 2008	$3	$99,658	$(30,110)	$70,832

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,632	$5,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,736	9,776
Amortization of deferred loan issuance costs	759	860
(Gain) loss on fixed asset disposition	(163)	311
Provision for doubtful accounts	—	275
Stock based compensation expense	743	990
Accretion of discount on convertible notes	448	116
Loss on debt extinguishment	1,004	—
Deferred income taxes	6,343	2,637
Changes in operating assets and liabilities:
Trade receivables	(7,195)	(3,711)
Other receivables	(492)	101
Parts and supplies inventory	(1,444)	(200)
Prepaid expenses and other current assets	2,794	4,753
Other assets	90	(132)
Accounts payable and accrued expenses	2,724	688

Net cash provided by operating activities	24,979	21,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,884)	(9,686)
Proceeds from disposal of property, plant and equipment	1,302	424
Acquisitions, net of cash received	(23,673)	(20,836)
Proceeds from collection of other receivable	184	—
Tax benefit associated with exercise of non-qualified stock options	—	857
Return of restricted cash	—	489
Investment in restricted cash	—	(1,130)

Net cash used in investing activities	(34,071)	(29,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	14,934	19,232
Proceeds from issuance of common stock for cash and exercise of stock options and warrants	8,399	2,648
Preferred stock dividends	(129)	(491)
Principal payments on long-term debt	(19,773)	(14,827)
Loan closing costs	(2,299)	(1,752)
Borrowings (payments) on line of credit, net	8,856	(8,089)

Net cash provided by (used in) financing activities	9,988	(3,279)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	896	(11,250)
Cash and cash equivalents, at beginning of period	12,576	13,431

Cash and cash equivalents, at end of period	$13,472	$2,181

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$4,172	$4,262

Cash paid for taxes	$—	$205

NON-CASH TRANSACTIONS:
Application of restricted cash to capital lease payable and other	$—	$625

Equipment financed through capital lease	$58	$—

Equipment note paid off under sale/leaseback	$201	$—

Preferred stock issued as dividends paid-in-kind	$256	$—

Beneficial conversion feature of preferred stock	$255	$—

Conversion of preferred stock to common	$377	$88

Premiums financed with insurance carrier	$5,256	$3,109

Notes payable issued to former owners of acquired entities	$8,500	$8,000

Equipment transferred in satisfaction of settlement of accrued liability	$—	$750

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

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2007 represented cash held in escrow related to the purchase of an aircraft which was released from restriction during the first quarter of 2008. The proceeds were used to settle the outstanding balance of a capital lease payable with the remaining proceeds remitted to us. The $1.1 million included in restricted cash at September 30, 2008 represents cash deposited into an irrevocable trust as part of a legal settlement to be paid to the trust beneficiary in October 2008 and January 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our results of operations and financial position.

In May 2008, the FASB issued its Staff Position APB No. 14-1 (FSP APB No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP APB No. 14-1 are effective for fiscal years beginning after December 15, 2008 and will require retrospective application. We are currently evaluating the impact the adoption of FSP APB No. 14-1 will have on its results of operations and financial position.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2007 and September 30, 2008, respectively:

	December 31, 2007	September 30, 2008
	(In thousands)
Land	$793	$782
Construction in progress	734	801
Building and improvements	8,200	9,187
Drilling, field and support equipment	79,382	103,903
Shop equipment	1,153	719
Office equipment	2,261	2,335
Aircraft	1,438	1,438
Vehicles	4,291	4,919

	98,252	124,084
Less: accumulated depreciation	(37,215)	(41,182)

Total property, plant and equipment, net	$61,037	$82,902

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2007 and September 30, 2008, long-term debt consists of the following:

	December 31, 2007	September 30, 2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 6.50 % at September 30, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,255
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	152	134
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	8,500	7,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011, net of beneficial conversion of $71 at December 31, 2007 and $7 at September 30, 2008	4,929	12,492
Promissory notes payable to finance companies secured by vehicles and equipment	642	531
Capital leases payable to finance companies secured by an aircraft and equipment	549	42
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, unsecured, paid in full	197	—
Term Loan payable to a bank, variable interest rate at LIBOR plus 2.75% (7.01% at September 30, 2008), secured by various equipment, maturing April 23, 2013	—	46,000
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), secured by various equipment, paid in full	33,026	—

Total	$49,283	$67,454
Less: current maturities	(14,456)	(19,578)

Long-term debt, less current maturities	$34,827	$47,876

SENIOR CREDIT FACILITY

Effective April 24, 2008, we increased our credit facility to $90.0 million (“New Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.25% (6.46% at September 30, 2008) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of September 30, 2008, we had $9.3 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Line and the Revolver have been classified as a current liability as of December 31, 2007 and September 30, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

On August 28, 2008, the New Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the facility in order to make syndication of the loan more manageable.

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in February 2012 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2.75% (7.01% at September 30, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of Industrial Lift Truck and Equipment Co., Inc. (“ILT”). The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of September 30, 2008, we had $46.0 million outstanding under the Term Loan.

CAPITAL LEASES

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease was paid off in the first quarter of 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2007	September 30, 2008
	(In thousands)
Aircraft	$1,437	$—
Equipment	58	58
Less: Accumulated depreciation	(101)	(9)

Capitalized cost, net	$1,394	$49

Depreciation expense for the three and nine months ended September 30, 2008 and 2007 was $0.00 million and $0.00 million and $0.03 million and $0.08 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. The Subordinated Promissory Notes were paid off in May 2008. At December 31, 2007 and September 30, 2008, the Subordinated Promissory Notes had a balance of approximately $0.2 million and $0.0 million, respectively.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. (“Preheat”) in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and September 30, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders for cause. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company (see Note 4). Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, Inc. (“Rig Tools”) in November 2006, we issued $4.0 million in 5% convertible promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We initially recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which was recorded as a debt discount and is being amortized over the life of the Rig Tools Notes. At December 31, 2007 and September 30, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 million and $0.0 million at December 31, 2007 and September 30, 2008, respectively.

CHARLES HOLSTON NOTES

In connection with the acquisition of BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc. (collectively “Holston”) in March 2007 (See Note 7), we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and September 30, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”) in February 2007, we issued a $3.0 million promissory note accruing interest at an annual rate of 5% payable to a Cypress stockholder (the “Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and September 30, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) in June 2007, we issued a $0.5 million promissory note accruing interest at an annual rate of 5% payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and September 30, 2008, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services Corp. (“BEG”) (See Note 7) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At September 30, 2008, the BEG Notes had a balance of $4.0 million.

ILT NOTES

In connection with the acquisition of ILT (See Note 7), we issued $4.0 million of promissory notes payable to the shareholders of ILT (“ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. At September 30, 2008, the ILT Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through June 2009 and accrue interest at 3.97%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

EXECUTIVE COMPENSATION AGREEMENTS

Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (collectively “RSAs”) with James Eckert, our former Chief Executive Officer, and Darcy Klug, our former Executive Vice President. The RSAs provided for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock became fixed and payable in the event of (i) a change in control or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer would have received the right to a cash payment of $1.2 million. The revised RSAs would have terminated on December 31, 2008, and any unvested restricted common stock or stock-based awards would have terminated and lapsed.

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

In conjunction with the NRSA, we mutually terminated the RSA with Mr. Eckert and entered into an Amended and Restated Employment Agreement (“Amended Agreement”) with Mr. Eckert. The Amended Agreement was effective until June 30, 2008 unless we had otherwise terminated it in accordance with the Amended Agreement. Additionally, we entered into a Consulting Agreement (“Consulting Agreement”) with Mr. Eckert effective December 31, 2007. Under the terms of the Consulting Agreement, upon the termination of the Amended Agreement on June 30, 2008, we have retained Mr. Eckert as an independent contractor to perform consulting services for us for a period of one year.

On May 1, 2008, the former owners of Preheat, which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that one of the former Preheat owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. At this point, we are unable to assess the ultimate impact of this litigation on our financial position, results of operations or cash flows. However, we believe the claims against us are without merit and will vigorously contest any legal action. Accordingly, we have not accrued any amounts related to this litigation.

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

NOTE 5. STOCKHOLDERS’ EQUITY

COMMON STOCK

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital has committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of September 30, 2008, 665,429 shares have been issued under this agreement generating proceeds of $6.4 million. No shares were issued during the first or second quarter of 2008. The Stock Purchase Agreement expired in August 2008.

On April 29, 2008, we issued 400,000 shares of our common stock in partial settlement of litigation between Mr. Klug and us (See Note 4).

PREFERRED STOCK

At December 31, 2007 and September 30, 2008, 29 shares of Series B Preferred Stock are outstanding and are convertible into 7,733 shares of our common stock at a conversion rate of $1.25 per share.

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

The prior term loan agreements and the prior senior credit facility restricted the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred had been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the three and nine months ended September 30, 2007, 128 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the Series C Preferred stock issued as PIK dividends resulted in a beneficial conversion feature totaling $0.1 million. As a result of these PIK dividends, we recorded a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

The prior senior credit facility originally restricted the payment of cash dividends. Effective April 29, 2007, the loan and security agreement governing the prior term loan was amended to remove the restriction on cash dividend payments on the Series C Preferred, provided we had sufficient availability under our Line and were in compliance with all other loan covenants. We paid cash dividends on the Series C Preferred during the three and nine months ended September 30, 2008 in the amount of $0.1 million and $0.4 million, respectively.

During the three and nine months ended September 30, 2008, 88 shares of Series C Preferred were converted into 44,615 shares of our common stock. At September 30, 2008, 5,396 shares of Series C Preferred remain outstanding and are convertible into 2,767,179 shares of our common stock.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The Seventh Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Stock Plan”), provides for the issuance of 4,250,000 shares of our common stock under the Stock Plan. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total number of shares of our common stock available for issuance under the 1999 Plan is 100,000 shares.

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

There was $0.4 million and $0.2 million for the three month period ended September 30, 2008 and 2007, respectively, and $1.0 million and $0.7 million for the nine month period ended September 30, 2008 and 2007, respectively of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2007 and 2008 was $4.61 and $2.68 per option, respectively.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Expected volatility	37.69%	52.98%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.61%	3.39%
Expected option term (years)	6.50	6.50

The following table summarizes information about stock option activity for the three and nine months ended September 30, 2008 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	901,530	$6.65
Granted	350,000	4.49
Exercised	—	—
Lapsed or canceled	(38,083)	8.91

Outstanding at March 31, 2008	1,213,447	$5.95	8.5	$—
Granted	446,000	5.05
Exercised	(4,598)	2.87
Lapsed or canceled	(36,681)	7.53

Outstanding at June 30, 2008	1,618,168	$5.68	8.7	$1,181
Granted	1,000	3.72
Exercised	(3,168)	3.13
Lapsed or canceled	(24,371)	7.06

Outstanding at September 30, 2008	1,591,629	$5.66	8.4	$—

Exercisable at September 30, 2008	743,205	$5.54	7.9	$—

WARRANTS

A summary of our warrants as of September 30, 2008 and changes during the three and nine months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2007	$2.78	6,242,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2008	$2.78	6,242,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at June 30, 2008	$2.78	6,242,650
Granted	—	—
Exercised	2.50	(1,050,000)
Forfeited	—	—

Balance at September 30, 2008	$2.84	5,192,650

Exercisable	$2.84	5,192,650

RESTRICTED STOCK

During the three and nine month periods ended September 30, 2008, we issued 0 and 400,000 shares of restricted stock, respectively, under our Stock Plan in accordance with the NRSA described in Note 4 above. We also issued 0 and 62,500 shares of our restricted stock, respectively, under the Stock Plan in accordance with two employment agreements entered into with our executives.

The following table summarizes activity of unvested restricted stock awards for the three and nine months ended September 30, 2008:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2007	12,500	$5.43
Granted	462,500	$4.82
Vested	(400,000)	$4.88

Unvested at March 31, 2008	75,000	$4.58	$278
Granted	—	$—
Vested	—	$—

Unvested at June 30, 2008	75,000	$4.58	$481
Granted	—	$—
Vested	—	$—

Unvested at September 30, 2008	75,000	$4.58	$242

At September 30, 2008, $0.3 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 3.5 years.

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

For the three and nine months ended September 30, 2008, we had 1,450,132 and 1,233,052 options and restricted shares, respectively, and 598,650 warrants that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Rig Tools Notes convertible into 125,000 shares of common stock, Holston Notes convertible into 0 and 432,900 shares of common stock and ILT Notes convertible into 0 and 193,431 shares of common stock were excluded from the calculation for the three and nine months ended September 30, 2008, respectively.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders	$4,064	18,509	$3,986	19,919

Add:
Stock options	—	257	—	96
Warrants	—	4,295	—	2,707
Contingently issuable shares	—	45	—	120
Preferred stock	124	2,820	123	2,775
Shareholder notes	50	433	88	1,863

Total dilutive effect	174	7,850	211	7,561

Diluted EPS net income available to common stockholders and common equivalent shares	$4,238	26,359	$4,197	27,480

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2008
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders and common equivalent shares	$10,999	17,881	$5,080	19,460

Add:
Stock options	—	344	—	101
Warrants	—	4,561	—	2,907
Contingently issuable shares	—	45	—	116
Preferred stock	633	2,896	367	2,790
Shareholder notes	116	340	86	1,010

Total dilutive effect	749	8,186	453	6,924

Diluted EPS net income available to common stockholders and common equivalent shares	$11,748	26,067	$5,533	26,384

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five segments – Seismic Drilling, Fluid and Transportation Services, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Drilling segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. A sixth segment, classified as corporate, includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

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

The following table shows segment information (net of intercompany transactions) for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

Three Months Ended September 30,	Seismic	Fluid and Transportation Services (1)	Environmental	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2008
Operating revenues	$19,592	$11,470	$6,654	$12,608	$2,960	$—	$53,284
Operating income (loss)	4,582	2,722	708	2,241	833	(2,952)	8,134
Interest expense	30	106	6	112	—	1,264	1,518
Depreciation and amortization	438	753	499	1,750	68	112	3,620
Identifiable assets	31,211	41,161	16,125	83,482	3,722	17,218	192,919
Capital expenditures	119	580	301	2,009	—	71	3,080
2007
Operating revenues	$18,910	$3,831	$9,364	$8,406	$3,626	$—	$44,137
Operating income (loss)	3,679	164	2,261	2,034	965	(1,925)	7,178
Interest expense	46	40	7	256	25	1,194	1,568
Depreciation and amortization	622	420	454	1,055	93	105	2,749
Identifiable assets	33,787	19,202	20,816	60,977	4,091	30,920	169,793
Capital expenditures	25	244	159	2,087	41	99	2,655

Nine Months Ended September 30,	Seismic	Fluid and Transportation Services (1)	Environmental	Equipment Leasing (2)	Other Services	Corporate	Total
(in thousands)
2008
Operating revenues	$54,284	$27,728	$20,765	$31,669	$8,719	$—	$143,165
Operating income (loss)	10,522	4,397	2,734	3,308	2,017	(8,475)	14,503
Interest expense	101	311	20	1,076	5	3,718	5,231
Depreciation and amortization	1,465	2,337	1,434	3,944	266	330	9,776
Identifiable assets	31,211	41,161	16,125	83,482	3,722	17,218	192,919
Capital expenditures	266	2,021	1,311	5,724	247	117	9,686
2007
Operating revenues	$61,930	$9,739	$27,384	$23,628	$8,466	$—	$131,147
Operating income (loss)	14,620	627	6,586	5,447	1,878	(5,581)	23,577
Interest expense	109	104	31	765	41	3,847	4,897
Depreciation and amortization	1,865	991	1,302	3,075	209	294	7,736
Identifiable assets	33,787	19,202	20,816	60,977	4,091	30,920	169,793
Capital expenditures	117	1,166	1,015	8,215	419	952	11,884

(1)	The transportation segment began in conjunction with the acquisition of Holston in March 2007. The fluid services began with the acquisition of BEG in January 2008.
(2)	The Equipment Leasing segment includes the provision for the settlement of the Siemens litigation in the amount of $2.4 million in the first quarter of 2008. Additionally, interest expense in that segment includes approximately $0.7 million of judicial interest related to the Siemens litigation in the same period.

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

BEG

On January 18, 2008, we completed the acquisition of BEG pursuant to an Asset Purchase Agreement (the “BEG Purchase Agreement”). Subject to the terms and conditions of the BEG Purchase Agreement, we purchased certain assets from BEG for the total consideration of approximately $11.95 million, including $7.45 million of cash, a payable of $0.5 million held in escrow pending final reconciliation of purchase matters and the issuance of $4.0 million of three-year, 5% convertible promissory notes.

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

Current assets (includes cash of $341)	$2,505
Property and equipment	4,554
Other assets, including intangibles	5,402
Current liabilities	(511)

Purchase price	$11,950

INDUSTRIAL LIFT

On April 24, 2008, pursuant to a Stock Purchase and Sale Agreement we completed the acquisition of 100% of the issued and outstanding shares of common stock of ILT for an aggregate acquisition price of $20.3 million, including $16.3 million of cash and the issuance of $4.0 million of three-year, 5% promissory notes, of which $3.5 million of such notes are convertible.

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

Current assets (includes cash of $2,523)	$5,736
Property and equipment	16,538
Other assets, including intangibles	5,419
Deferred income tax liability	(3,732)
Current liabilities	(2,886)
Assumption of debt	(825)

Purchase price	$20,250

The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if CHI, Cypress, BEG and ILT were acquired on January 1, 2007. The results of BOI prior to acquisition are considered immaterial and are therefore not included below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Operating revenue:
Services	$39,261	$40,676	$124,802	$111,887
Rentals	12,247	12,608	34,647	37,001

Total operating revenue	51,508	53,284	159,449	148,888

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	27,269	27,856	85,411	79,800
Rentals	5,125	6,392	15,782	18,492
Depreciation and amortization	3,531	3,620	10,558	10,454
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in the first quarter of 2008)	5,793	7,282	17,841	23,758

Total operating expenses	41,718	45,150	129,592	132,504

Operating income	9,790	8,134	29,857	16,384
Interest expense	(2,054)	(1,518)	(6,713)	(5,672)
Loss on debt extinguishment	—	—	(1,004)	—
Other income (expense), net	267	65	344	(76)

Income before income tax expense	8,003	6,681	22,484	10,636
Provision for income tax expense	(2,487)	(2,572)	(8,079)	(4,266)

Net income	5,516	4,109	14,405	6,370
Dividends and accretion of preferred stock	(123)	(123)	(378)	(367)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	—	(255)	—

Net income available to common stockholders	$5,393	$3,986	$13,772	$6,003

Basic income per share:
Net income available to common stockholders	$0.29	$0.20	$0.77	$0.31

Diluted income per share:
Net income available to common stockholders	$0.20	$0.15	$0.53	$0.24

Weighted average common shares outstanding:
Basic	18,509	19,919	17,881	19,460
Diluted	27,773	27,480	27,544	26,455

NOTE 8. INCOME TAXES

As of September 30, 2008, for tax purposes, we had a recorded net tax liability of $0.5 million. We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. We recorded income tax expense $6.0 million and $3.7 million for the nine months ended September 30, 2007 and 2008, respectively.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48. As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. We will account for interest and penalties relating to uncertain tax positions in the current period income statement, as necessary. The 2004, 2005, 2006 and 2007 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

NOTE 9. RELATED PARTY TRANSACTIONS

As mentioned in Note 5, the prior term loan had previously restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred, which was issued to certain of our affiliates and executive officers, had been satisfied through the issuance of additional shares of Series C Preferred as PIK dividends. These additional shares of preferred stock did not have warrants attached to them. During the three months ended March 31, 2007, 128 shares of Series C Preferred were issued as PIK dividends at par. In addition, PIK dividends representing 127 shares of Series C Preferred were declared during that same period. Since the prior term loan was amended in April 2007 to allow dividend payments to be made in cash, dividends of $0.1 million each were accrued for the last quarter of 2007 and the first, second and third quarters of 2008 were paid in cash during the first, second and third quarters of 2008.

In connection with the purchase of all of the issued and outstanding stock of Preheat, we issued the Preheat Notes payable to certain Preheat stockholders. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2007 and September 30, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders because we concluded that he had violated his employment agreement by actions that included becoming involved with another company during his employment. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

In connection with the purchase of all of the issued and outstanding stock of Rig Tools, we issued the Rig Tools Notes payable to certain Rig Tools stockholders. The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which is being amortized over the life of the Rig Tools Notes. At December 31, 2007 and September 30, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 million and $0.0 million at December 31, 2007 and September 30, 2008, respectively.

In connection with the acquisition of Holston, we issued the Holston Notes payable to certain Holston stockholders. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and September 30, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now our employees. This receivable had a balance at December 31, 2007 and September 30, 2008 of $0.3 million.

In connection with the acquisition of certain assets of Cypress, we issued the Cypress Note payable to a Cypress stockholder. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and September 30, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

In connection with the acquisition of certain assets of BEG, we issued the BEG Notes payable to certain shareholders of BEG. The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At September 30, 2008, the BEG Notes had a balance of $4.0 million.

In connection with the acquisition of ILT, we issued the ILT Notes payable to shareholders of ILT. The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011 and bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. An additional note in the amount of $0.5 million is non-interest bearing and matures in April 2011. At September 30, 2008, the ILT Notes had a balance of $4.0 million.

In August 2008, certain holders of the Series C Preferred elected to exercise their warrants with an exercise price of $2.50. As a result, the Company received $2.6 million in proceeds and a total of 1,050,000 additional shares of our common stock were issued.

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

None.

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

EXECUTIVE OVERVIEW

Our business is driven by the supply and demand of hydrocarbon commodities in the United States and, to a certain extent, the international markets. Virtually all of our customers are involved in the exploration and/or production of oil and natural gas in the continental United States and the coastal waters of the Gulf of Mexico. Not surprisingly, a higher demand for oil and gas results in a higher demand for our equipment and services. We experienced a slight reduction in Seismic Drilling in the first quarter of 2008 related to weather and permitting issues but have seen higher activity levels in the second and third quarters.

In the immediate past, we have been very active in acquiring companies which we believe are well aligned with our Company philosophy. The companies acquired have been complementary to our core business segments. We plan to diversify into other service lines and other service areas through additional acquisitions as such opportunities arise that we believe fit into our overall business strategy.

We continue to maintain a large and visible presence along the coast of Louisiana to service our customers in the offshore exploration and production markets. While the offshore rig counts in the Gulf of Mexico have fallen in recent years and remained stagnant from 2007 into 2008, we feel that there is still adequate activity in the area to allow us to remain profitable in that region.

Our acquisitions have allowed us to expand our operations into what currently appear to be more prolific areas of activity, such as the Rocky Mountains, Barnett Shale region in Northern Texas, the Haynesville Shale region in Northern Louisiana and the Fayetteville Shale region in Arkansas.

We anticipate that the Rocky Mountain region will continue to be a very active area in terms of natural gas exploration. During 2006, we opened an equipment leasing location in Rock Springs, Wyoming to allow us to establish a presence in the Rocky Mountain region. In conjunction with the acquisition of Holston, we were able to expand our visibility in the Rocky Mountains with the addition of an additional equipment leasing location in Vernal, Utah.

The Barnett Shale region in Northern Texas also appears to be a very active area in terms of oil and gas exploration and production. Our acquisition of Rig Tools in November 2006 allowed us to position ourselves in the Barnett Shale and other Texas regions to take advantage of the anticipated growth in that geographical area. It is our intention to continue to expand in that area. We have recently expanded the operations of ILT into Northern Texas to allow us to better serve our customers in the Barnett Shale and Haynesville Shale regions.

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

Effective February 16, 2007, we completed the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”). Cypress currently operates in two distinct business areas (both of which are included in our Seismic Drilling Segment) – Seismic Drilling and Employee Leasing. The acquisition included the assumption of approximately $20 million of seismic drilling contracts. The acquisition of the seismic drilling assets of Cypress substantially improves our market position as a leading provider of domestic highland seismic drilling services. We have previously been considered the leading domestic provider of seismic drilling services in the Transition Zone. The acquisition of the assets of

Cypress further strengthens the permitting and survey services offered to our customers. With the Cypress acquisition, we also acquired their employee leasing division which employs skilled and unskilled personnel who provide contract labor services to various companies operating in the oil and gas industry. By integrating this workforce into our existing employee intensive business units, we believe we will be able to better manage temporary fluctuations in employee demands within those business units.

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

In March 2007, we completed the acquisition of BMJ Industrial Investments L.L.C. and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as saltwater and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates salt water disposal wells in Richard and Gueydan, Louisiana. During early 2007, Holston expanded its equipment rental operations into the Rocky Mountain region of the United States. Holston maintains an operations facility in Jennings, Louisiana and dockside facilities in Cameron and Fourchon, Louisiana. Holston’s rental operations are located in Vernal, Utah.

Equipment Leasing.

We provide rental equipment for various oilfield and commercial applications including pressure washers, steam cleaners, water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and handling tools.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Operating revenue:
Services	$35,731	$40,676	$107,519	$111,496
Rentals	8,406	12,608	23,628	31,669

Total operating revenue	44,137	53,284	131,147	143,165

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	24,806	27,856	72,849	79,524
Rentals	3,970	6,392	10,674	15,945
Depreciation and amortization	2,749	3,620	7,736	9,776
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in the first quarter of 2008)	5,434	7,282	16,311	23,417

Total operating expenses	36,959	45,150	107,570	128,662

Operating income	7,178	8,134	23,577	14,503
Interest expense	(1,568)	(1,518)	(4,897)	(5,231)
Loss on debt extinguishment	—	—	(1,004)	—
Other income (expense), net	234	65	299	(137)

Income before income tax expense	5,844	6,681	17,975	9,135
Provision for income tax expense	(1,656)	(2,572)	(6,343)	(3,688)

Net income	4,188	4,109	11,632	5,447
Dividends and accretion of preferred stock	(124)	(123)	(378)	(367)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	—	(255)	—

Net income available to common stockholders	$4,064	$3,986	$10,999	$5,080

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Operating revenues increased $9.2 million, from $44.1 million for the three months ended September 30, 2007 to $53.3 million for the three months ended September 30, 2008. Operating revenues related to services increased $5.0 million. Our transportation and fluid services segment, enhanced by the BEG acquisition effective January 2008, and our seismic services segment accounted for $7.7 million and $0.7 million of the increase, respectively. These increases were offset by decreases in our environmental services segment, and our other services segment of $2.7 million and $0.7 million, respectively. Operating revenues related to our equipment leasing segment, enhanced by the ILT acquisition effective April 2008, increased $4.2 million.

Direct costs related to services increased $3.1 million, from $24.8 million for the three months ended September 30, 2007 to $27.9 million for the three months ended September 30, 2008. Direct costs for our transportation and fluid services segment, enhanced by the BEG acquisition, accounted for $4.6 million of the increase. This increase was offset by a decrease for the environmental services segment. Direct costs related to rentals increased $2.4 million, from $4.0 million for the three months ended September 30, 2007 to $6.4 million for the three months ended September 30, 2008. Direct costs as a result of the ILT acquisition accounted for $2.1 million of the increase. Of the total increase in direct costs, $3.7 million relates to repairs and maintenance and cost of parts sold, $1.3 million relates to explosives and down-hole supplies, $0.8 million relates to third-party contract services, $0.7 million relates to fuel and oil, and $0.4 million relates to hurricane damages, offset by decreases in payroll costs of $1.8 million.

Depreciation and amortization costs increased $0.9 million from $2.7 million for the three month period ended September 30, 2007 to $3.6 million for the three month period ended September 30, 2008. Depreciation expense increased $1.0 million due primarily to the increase in revenue-producing assets from the acquisitions of BEG in January 2008 and ILT in April 2008.

Amortization expense decreased $0.2 million despite the increase in intangibles related to the aforementioned acquisitions due to a 2007 purchase price adjustment related to the Preheat acquisition.

General and administrative costs increased $1.9 million, from $5.4 million during the three month period ended September 30, 2007 to $7.3 million during the same three month period of 2008 partially as a result of the acquisitions of BEG and ILT. Of this increase, $0.9 million relates to increased payroll costs and $0.5 million relates to professional services.

Interest expense decreased approximately $0.1 million from $1.6 million for the three month period ended September 30, 2007, to $1.5 million for the three month period ended September 30, 2008. The decrease in interest expense was attributable to decreased interest rates on variable interest debt between the periods. Interest expense includes $0.3 million and $0.4 million in the three month periods ended September 30, 2007 and 2008, respectively, related to amortization of deferred loan costs.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Operating revenues increased $12.1 million, from $131.1 million for the nine months ended September 30, 2007 to $143.2 million for the nine months ended September 30, 2008. Operating revenues related to services increased $4.1 million. Our fluid and transportation segment, enhanced by the Holston acquisition effective March 2007 and the BEG acquisition effective January 2008, and our other services segment accounted for $18.0 million and $0.3 million of the increase, respectively. These increases were offset by decreases in our seismic services segment and our environmental services segment of $7.6 million and $6.6 million, respectively. Operating revenues related to our equipment rental segment, enhanced by the ILT acquisition effective April 2008, increased $8.0 million.

Direct costs related to services increased $6.7 million, from $72.8 million for the nine months ended September 30, 2007 to $79.5 million for the nine months ended September 30, 2008. Direct costs for our transportation and fluid services segment, enhanced by the BEG acquisition accounted for $12.3 million of the increase. Our other services and corporate segments also recognized increases of $0.5 million and $0.2 million, respectively. These increases were offset by decreases for the seismic services segment and the environmental services segment of $2.8 million and $3.5 million, respectively. Direct costs related to rentals increased $5.3 million, from $10.7 million for the nine months ended September 30, 2007 to $16.0 million for the nine months ended September 30, 2008. Direct costs as a result of the ILT acquisition accounted for $3.2 million of the increase. Of the total increase in direct costs, $8.3 million relates to repairs and maintenance and cost of parts sold, $2.4 million relates to explosives and down-hole supplies, $1.7 million relates to fuel and oil, and $1.2 million relates to insurance offset by decreases in payroll costs of $2.3 million.

Depreciation and amortization costs increased $2.1 million from $7.7 million for the nine month period ended September 30, 2007 to $9.8 million for the nine month period ended September 30, 2008. Depreciation expense increased $0.4 million due primarily to the increase in revenue-producing assets from the aforementioned acquisitions, offset by a decrease related to a large amount of the seismic services segment’s assets being fully depreciated. Amortization expense increased $1.7 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs increased $7.1 million, from $16.3 million during the nine month period ended September 30, 2007 to $23.4 million for the same nine month period ended September 30, 2008 partially as a result of the acquisitions of BEG, ILT, Cypress and Holston. Of this increase, $2.3 million relates to increased payroll costs, $2.4 million relates to the settlement of litigation with Siemens Water Technologies and $1.8 million relates to professional services.

Interest expense increased approximately $0.3 million from $4.9 million for the nine month period ended September 30, 2007, to $5.2 million for the nine month period ended September 30, 2008. The increase in interest expense was attributable to lower interest rates on variable interest debt offset by increased levels of debt including financing for recent acquisitions and judicial interest as a result of a litigation settlement. Interest expense includes $0.8 million and $1.1 million for the nine months ended September 30, 2007 and 2008, respectively, related to amortization of deferred loan costs.

Loss on debt extinguishment decreased $1.0 million from $1.0 million for the first nine months of 2007 to $0.0 million for the first nine months of 2008 as a result of the early payment of our previous revolving line of credit in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

Effective as of April 24, 2008, we completed a modified $90.0 million credit facility (“New Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the previous line of credit (the “Line”); and (iv) closed the acquisition of ILT. The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital.

On August 28, 2008, the New Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the facility in order to make syndication of the loan more manageable.

At September 30, 2008, we had approximately $3.3 million in cash and restricted cash compared to $14.5 million at December 31, 2007, and a working capital deficit of $0.9 million at September 30, 2008, compared to a surplus of $4.4 million at December 31, 2007. The decrease in working capital from December 31, 2007 to September 30, 2008 is primarily due to an increase in the amount borrowed on the Revolver due to our acquisitions of BEG and ILT. At December 31, 2007, we borrowed $12.2 million on the Line (the predecessor to the Revolver) to better illustrate for investors and financial analysts our funds availability at the end of the year. The amount was repaid on the first business day of the following year. No such additional borrowing was done at September 30, 2008. Cash provided by operating activities was $21.9 million for the nine months ended September 30, 2008 compared to $25.0 million for the same period in 2007.

Historically, our capital requirements have primarily related to the purchase or fabrication of new drilling equipment and related support equipment and new business acquisitions. Thus far in 2008, we have completed the acquisitions of BEG and ILT and expended approximately $9.7 million on equipment and other fixed assets. For the remainder of 2008, we expect to continue renewing our rolling stock, expand our fleet of assets available for lease in our equipment leasing segment and explore strategic business opportunities.

On November 11, 2005, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Under terms of the Stock Purchase Agreement, Fusion Capital committed to purchase up to $25.0 million of our common stock, at intervals determined by us, at prices determined by a formula set forth in the Stock Purchase Agreement. As of September 30, 2008, 665,429 shares were issued under this agreement generating proceeds of $6.4 million. The Stock Purchase Agreement expired in August 2008.

LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2007 and September 30, 2008, long-term debt consists of the following:

	December 31, 2007	September 30, 2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 6.50 % at September 30, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,255
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate	152	134
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	8,500	7,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011, net of beneficial conversion of $71 at December 31, 2007 and $7 at September 30, 2008	4,929	12,492
Promissory notes payable to finance companies secured by vehicles and equipment	642	531
Capital leases payable to finance companies secured by an aircraft and equipment	549	42
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, unsecured, paid in full	197	—
Term Loan payable to a bank, variable interest rate at LIBOR plus 2.75% (7.01% at September 30, 2008), secured by various equipment, maturing April 23, 2013	—	46,000
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), secured by various equipment, paid in full	33,026	—

Total	$49,283	$67,454
Less: current maturities	(14,456)	(19,578)

Long-term debt, less current maturities	$34,827	$47,876

SENIOR CREDIT FACILITY

Effective April 23, 2008, we increased our credit facility to $90.0 million, including the $50.0 million Term Loan, the $25.0 million Revolver, and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous Line. Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.25% (6.46% at September 30, 2008) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of September 30, 2008, we had $9.3 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Line and the Revolver have been classified as a current liability as of December 31, 2007 and September 30, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

On August 28, 2008, the New Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the facility in order to make syndication of the loan more manageable.

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in February 2012 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accruing at the annual interest rate of LIBOR plus 2.75% (7.01% at September 30, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the New Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of ILT. The balance of the proceeds available under the New Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of September 30, 2008, we had $46.0 million outstanding under the Term Loan.

CAPITAL LEASES

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease was paid off in the first quarter of 2008. In March 2007, we acquired equipment under a capital lease maturing in 2012.

Total cost and accumulated depreciation of assets held under capital lease is as follows:

	December 31, 2007	September 30, 2008
	(In thousands)
Aircraft	$1,437	$—
Equipment	58	58
Less: Accumulated depreciation	(101)	(9)

Capitalized cost, net	$1,394	$49

Depreciation expense for the three and nine months ended September 30, 2008 and 2007 was approximately $0.00 million and $0.00 million, and $0.03 million and $0.08 million, respectively, for all assets held under capital lease.

SUBORDINATED PROMISSORY NOTES

In May 2005, we issued approximately $4.3 million of unsecured, subordinated promissory notes (“Subordinated Promissory Notes”). The Subordinated Promissory Notes were scheduled to be paid quarterly, with interest in arrears, over 36 months in level payments with interest accruing at the rate of 8% per annum. The Subordinated Promissory Notes were paid off in May 2008. At December 31, 2007 and September 30, 2008, the Subordinated Promissory Notes had a balance of approximately $0.2 million and $0.0 million, respectively.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and September 30, 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated the employment of one of the Preheat stockholders for cause. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company (see Note 4). Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of all of the issued and outstanding stock of Rig Tools in November 2006, we issued $4.0 million in 5% convertible promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consist of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes can be prepaid at any time and are convertible into shares of our common stock at a price of $8.00 per share. We initially recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which was recorded as a debt discount and is being amortized over the life of the Rig Tools Notes. At December 31, 2007 and September 30, 2008, the Rig Tools Notes had a balance of $1.0 million. The beneficial conversion feature had an unamortized balance of $0.1 and $0.0 million at December 31, 2007 and September 30, 2008, respectively.

CHARLES HOLSTON NOTES

In connection with the acquisition of Holston (See Note 7), we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and September 30, 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress in February 2007, we issued a $3.0 million promissory note accruing interest at an annual rate of 5% payable to a Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and September 30, 2008, the Cypress Note had a balance of $3.0 million and $2.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of certain assets of BOI in June 2007, we issued a $0.5 million promissory note accruing interest at an annual rate of 5% payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and September 30, 2008, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of BEG (See Note 7) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At September 30, 2008, the BEG Notes had a balance of $4.0 million.

ILT NOTES

In connection with the acquisition of ILT (See Note 7) in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of ILT (“ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011 and bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. An additional note in the amount of $0.5 million is non-convertible and non-interest bearing and matures in April 2011. At September 30, 2008, the ILT Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through June 2009 and accrue interest at 3.97%.

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

There have been no significant changes in our market risks since the year ended December 31, 2007 except as noted in Item 1A “Risk Factors” below. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. At this point, we are unable to assess the ultimate impact of this litigation on our financial position, results of operations or cash flows. However, we believe the claims against us are without merit and will vigorously contest any legal action, if served.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2007 Form 10-K, except as noted below. In addition to the other information set forth in this report, you should carefully consider these risk factors which could materially affect our business, financial condition or future results. The risks described in this report, in our 2007 Form 10-K and our subsequent filings with the Securities and Exchange Commission are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Possible worldwide recession and effect on exploration and production activity.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices. Forecasted crude oil prices for the remainder of 2008 and for 2009 have dropped substantially in the last month. For example, crude oil prices declined from record levels in July 2008 of approximately $145 per barrel to approximately $65 per barrel as of October 31, 2008. Forecasted average annual crude oil prices for 2008 and 2009 have declined by $15 and $21 per barrel, respectively, since previous projections. Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability.

The global financial and credit crisis may have impacts on our liquidity and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have a material impact on our liquidity and our financial condition, and we may ultimately face major challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or borrow money may be restricted at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. Should that occur, the amount of credit available to us may be reduced if not replaced by a suitable lender at similar terms. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on our future liquidity, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Second Amendment and Waiver to Loan Agreement as of August 28, 2008

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: November 7, 2008	/s/ Brian J. Recatto
Brian J. Recatto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2008	/s/ Ronald D. Mogel
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)