Form 10-K
period 2008-12-31
OMNI ENERGY SERVICES CORP
filed 2009-03-13
CIK 1046212

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 0-23383

OMNI ENERGY SERVICES CORP.

(Exact name of registrant as specified in our charter)

LOUISIANA	72-1395273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 NE EVANGELINE THWY CARENCRO, LOUISIANA	70520
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008, based on the closing price of common stock on the Nasdaq Global Market for such date, was $106,253,083.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 10, 2009 was 20,663,996.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement involving the election of directors at the annual meeting of the shareholders to be held in 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

OMNI ENERGY SERVICES CORP.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2008

OMNI ENERGY SERVICES CORP.

Unless otherwise indicated by the context, references herein to the “Company,” “OMNI,” “we,” “our” or “us” mean OMNI Energy Services Corp., a Louisiana corporation, and its subsidiaries. Certain terms used herein relating to our operations and the oil and natural gas services industry are defined in ITEM 1. “BUSINESS” and ITEM 2. “PROPERTIES.”

FORWARD LOOKING INFORMATION

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the recent acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A.—”RISK FACTORS” and other factors detailed in this document and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

PART I

ITEM 1.	BUSINESS

GENERAL

OMNI Energy Services Corp. is an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey services; (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry; (iii) drilling fluid transportation and disposal services; (iv) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain region and prolific shale regions in the South Central United States; and (v) other specialized services such as metal stress relieving, environmental pit cleaning, wellhead preheating and wellhead installation. At December 31, 2008, we operated in five business segments—Seismic Services, Environmental Services, Equipment Leasing, Fluid and Transportation Services and Other Services. For information about the revenues, operating income (loss) and other financial information relating to the segments, see Note 11 to our Consolidated Financial Statements.

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

BUSINESS SEGMENTS

SEISMIC SERVICES. The principal market of our Seismic Services segment is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are a leading provider of seismic drilling support services.

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

In March 2007, we acquired certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”), thereby expanding our fleet of seismic drilling equipment and allowing us to better serve the needs of our seismic drilling customers. In addition, Cypress operated in two distinct business divisions—seismic drilling services and employee leasing. The employee leasing division provides both skilled and unskilled contract labor services to various companies working in the oil and gas industry. The entirety of the operations related to the assets purchased from Cypress are included in our Seismic Services segment.

ENVIRONMENTAL SERVICES. We provide dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including drilling rig, tank and vessel cleaning, safe vessel entry, naturally occurring radioactive material (“NORM”) decontamination, platform abandonment services, pipeline flushing, gas dehydration, and hydro blasting. Demand for our dock-side vessel and tank cleaning and non-hazardous waste treatment businesses are primarily driven by drilling and well-site abandonment activity in the waters of the Gulf of Mexico, as reflected by the drilling rig count. Much of the cleaning and waste treatment is from residual waste created in the drilling process.

In March 2007, we acquired BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). This acquisition provides us with additional opportunities to expand our Environmental Services segment with corrosion proofing and offshore cleaning capabilities.

Additionally, we provide NORM surveys, cleaning and waste disposal; tank degassing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting.

EQUIPMENT LEASING. We acquired Preheat, Inc. (“Preheat”) in February 2006. Preheat provides rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. Preheat has a vast fleet of rental equipment including pressure washers, steam cleaners and oilfield cooling fans. During 2008, Preheat operated from locations in Belle Chasse and Broussard, Louisiana and Rock Springs, Wyoming. In early 2009, we consolidated the Broussard facility with the corporate facilities in Carencro, Louisiana.

In November 2006, we acquired Rig Tools, Inc. (“Rig Tools”). Rig Tools maintains an extensive fleet of rental equipment for various oilfield and commercial applications including water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing;

and handling tools. It also offers certain land based environmental cleaning services. Rig Tools has operating facilities in Youngsville, Louisiana; and Navasota, Timpson and Teague, Texas.

Additionally, the acquisition of Holston in 2007 brought complementary additions to our equipment rental fleet. Holston maintains a fleet of rental equipment including frac tanks, gas buster tanks, generators, lighting systems and roll-off containers.

In April 2008, we acquired Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”), allowing us to further expand the line of products that we provide for lease into specialized lifting units such as industrial forklifts and manlifts. Industrial Lift has operating facilities in Broussard, Louisiana and Lincoln, Texas.

FLUID AND TRANSPORTATION SERVICES. As mentioned above, we acquired Holston in March 2007. Holston offers transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids. Holston also originally operated two saltwater disposal wells for the disposal of non-hazardous byproducts. In late 2007, Holston received the necessary licensing and permits to go forward with the addition of a third saltwater disposal well, which became operational in 2008.

In June 2007, we acquired certain assets of Bailey Operating, Inc. (“BOI”), which geographically extended our core businesses into the Barnett Shale region in North Texas. These assets included an additional saltwater disposal well for the disposal of non-hazardous byproducts. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also established a platform for further geographic expansion of our core businesses. We have expanded our Fluid Transportation Services and Equipment Leasing operations into the Barnett Shale region. We have also expanded our operations into the Haynesville Shale and Fayetteville Shale areas.

In January 2008, we acquired the assets of B.E.G. Liquid Mud Services Corp. (“BEG”), which was an extension of our fluid transportation services and our land-based equipment leasing operations. It allows us to better serve our customers by offering drilling support packages including the supply of drilling fluids, chemicals, storage, mixing and fluid pumping services as well as fluid trucking, recycling, tank cleaning and disposal services. Through Holston, we currently handle the transportation of oilfield drilling and production fluids in Louisiana. Our land-based equipment leasing operation through Rig Tools has been primarily focused on drilling equipment rental in Louisiana and Central Texas. The acquisition of BEG strategically positions us for further geographic expansion of these services and also extends our transportation and land-based equipment leasing operations into the southern regions of the Barnett Shale and into East Texas. Additionally, we believe we will be able to capitalize on our existing customer relationships to geographically expand BEG’s fluid service distribution facilities into other prolific onshore regions of the United States

OTHER SERVICES. The acquisition of Preheat allowed us to offer additional services to our customers including wellhead installation and metal stress relieving services.

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

ENVIRONMENTAL SERVICES. The demand for our environmental services is directly impacted by offshore drilling and production activity in the Gulf of Mexico. We provide specialized environmental cleaning and maintenance equipment and trained personnel to oil and gas companies operating in the Gulf Coast region of the United States. We also assist production operators in the maintenance and replacement of anodes, mist extractors, valves, glycol systems, chemical electric units and fire tubes. Our customer list includes virtually all major and independent oil and gas companies operating in the Gulf of Mexico. Our dock side services are dependent upon the movement of vessels from offshore production platforms or drilling rigs which operate non-stop throughout the year.

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

EQUIPMENT LEASING. With our acquisitions of Preheat, Rig Tools, Holston, and Industrial Lift we have expanded the list of equipment and services that we offer to customers. We have a vast fleet of rental equipment including pressure washers, steam cleaners, frac tanks, wireline units, gas buster tanks, roll off containers and generators available for rent to drilling contractors operating in the Gulf of Mexico and Rocky Mountain regions and the prolific Barnett, Haynesville and Fayetteville Shale regions. We also have specialized lifting units such as industrial forklifts and manlifts. Our Equipment Leasing segment has customer lists including virtually all of the major and independent oil and gas companies operating in the Gulf of Mexico and the Rocky Mountains and the prolific shale plays in the United States.

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

FLUID AND TRANSPORTATION SERVICES. With our acquisition of Holston in March 2007, we expanded our transportation services to include vacuum truck, winch truck, roll-off truck and flat bed services supporting both drilling and production. We operate an extensive fleet of power units supporting south Louisiana, east and west Texas, the Barnett and Haynesville Shale and Rocky Mountain regions. We also operate four production water treatment and disposal facilities with locations in south Louisiana and the Barnett Shale. Holston’s customer list includes approximately 200 major and independent oil and gas companies operating in Louisiana, Texas and the Rocky Mountains.

Our acquisition of BEG allowed us to better serve our customers by offering a drilling support package including the supply of drilling fluids, chemicals, storage, mixing and fluid pumping services as well as fluid trucking, recycling, tank cleaning and disposal services. BEG operates drilling fluid distribution facilities located in Woodville, Bryan and Giddings, Texas. The location of the BEG facilities gives us broader reach into other prolific oil and gas producing areas of Texas.

OTHER SERVICES. We offer wellhead installation services and metal stress relieving services to our customers in the Gulf of Mexico and southern United States. Wellhead installations, stress relieving and other services are billed on a “per job” basis.

DESCRIPTION OF OPERATIONS

We provide an integrated range of services including (i) onshore seismic drilling, operational support, permitting and surveying to geophysical companies operating in logistically difficult and environmentally sensitive terrain in the United States, and (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating in the Gulf of Mexico. We have available an extensive fleet of oilfield rental equipment for our customers. With the acquisition of certain assets of Cypress in March 2007, we further extended our ability to provided seismic drilling and support services to our customers. Through the acquisition of Holston in March 2007, we expanded our list of services to include the disposal of non-hazardous byproducts, such as saltwater and spent drilling fluids. The acquisition of BOI in June 2007 further expanded our capacity for disposal of non-hazardous byproducts and gave us market presence in the Barnett Shale region of North Texas. Holston also brought an expansion of our market into the Rocky Mountains with an equipment rental outlet in Vernal, Utah and the necessary permitting and licensing to transport oilfield waste in Louisiana. The acquisition of BEG in January 2008 expanded our Fluid and Transportation Services segment with the addition of drilling mud capabilities. It also gave us a larger presence in the Central and West Texas markets. ILT, acquired in April 2008, added a large fleet of lift units to our offering of equipment rental items to our customers in the oil and gas services sector.

SEISMIC SERVICES

DRILLING. The primary activity of our Seismic Services segment is the drilling and loading of source points for seismic analysis. Once the geophysical company has plotted the various source points and a survey crew has marked their locations, our drill crews are deployed to drill and load the source points.

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

PERMITTING. We maintain a “Geophysical Permit Acquisition Operation Division” within the Seismic Services segment. Our staff of contract permit agents first conducts research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

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

We acquired certain assets of Cypress in March 2007. Cypress operates in two distinct business areas—seismic drilling and employee leasing. The employee leasing division provides both skilled and unskilled contract labor services to various companies working in the oil and gas industry and is presented as a component of our Seismic Services segment.

FABRICATION AND MAINTENANCE. At our Carencro facilities, we perform repairs and maintenance for our Transition Zone and highland drilling equipment. We design and fabricate aluminum marsh all terrain vehicles (ATVs), support boats and pontoon boats, and the drilling units that we use on our Transition Zone equipment. We purchase airboats directly from the manufacturer and then modify the airboats to install the drilling equipment. We have also designed and built a limited number of highland drilling units by installing our drilling equipment on tractors bought directly from the manufacturer. In addition, we fabricate rock-drilling equipment and have the capability of fabricating other key equipment, such as swamp ATVs. Because of our ability to fabricate and maintain much of our equipment, we do not believe that we are dependent on any one supplier for our drilling equipment or parts.

ENVIRONMENTAL SERVICES. We are an environmental and maintenance service contractor working primarily for onshore and offshore oil and gas companies. Our Environmental Services segment provides equipment and personnel to perform environmental cleaning services including drilling rig, tank and vessel cleaning, NORM decontamination, platform abandonment services, pipeline flushing, hydro blasting and gas dehydration services. We operate in the onshore, dockside and offshore regions of the Gulf of Mexico where we are considered to be the leading provider of such environmental services. Our cleaning operations are performed at six locations along the Louisiana Gulf Coast.

The acquisition of Holston in March 2007 provided us with additional opportunities to expand our environmental services segment with corrosion proofing and offshore cleaning capabilities. In addition, Holston offers transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids; NORM surveys, cleaning and waste disposal; tank degassing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates four saltwater disposal wells for the disposal of non-hazardous byproducts. Holston operates from three locations including a Rocky Mountain location in Vernal, Utah located in the Rocky Mountain region.

EQUIPMENT LEASING. Through our Preheat, Rig Tools and Industrial Lift subsidiaries, we offer a vast fleet of rental equipment including pressure washers, wireline units, frac tanks, forklifts, manlifts and steam cleaners. Our subsidiary, Rig Tools, maintains an extensive fleet of rental equipment for various oilfield and commercial applications including: water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and handling tools.

Our acquisition of Holston brought complementary additions to our equipment rental fleet. Holston maintains a fleet of rental equipment including frac tanks, gas buster tanks, generators, lighting systems and roll-off containers.

FLUID AND TRANSPORTATION SERVICE. Through our Holston subsidiary, we are able to offer transportation of non-hazardous oilfield waste by-products and provide saltwater injection well services at our four injection wells located in Louisiana and Texas. Additionally, our acquisition of BEG allows us to provide water-based drilling fluids to the oil and gas exploration and production companies operating in our Texas and Louisiana markets.

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

SAFETY AND QUALITY ASSURANCE

We maintain a stringent safety assurance program to reduce the possibility of accidents. Our QHSE department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education, including first aid and CPR training through orientations for new employees. Our QHSE manager reports directly to our Chief Executive Officer and supervises three QHSE field advisors and one instructor who provides Occupational Safety and Health Act (“OSHA”) mandated training. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

CUSTOMERS, MARKETING AND CONTRACTING

CUSTOMERS. Historically, our customers primarily have been geophysical companies, although in many cases the oil and gas company participates in determining which drilling, permitting, survey or aviation company will be used on our seismic projects. A few customers historically have generated a large portion of our Seismic Services revenue. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year, listed alphabetically) collectively accounted for 32% (two customers), 11% (one customer), and 21% (two customers), of revenue for fiscal 2006, 2007, and 2008, respectively. While we expect oil and gas companies utilizing our Environmental Services and Equipment Leasing services will eventually comprise a greater share of our revenue base, we currently derive a significant amount of our revenue from a small number of large geophysical companies and independent oil and gas operators. The loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

The majority of our customers are engaged in the oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economics and industry conditions. Generally, we do not require collateral in support of trade receivables, but we do maintain reserves for credit losses. Actual losses historically have been within expectations.

MARKETING. Our Seismic Services traditionally have been marketed by our executive officers. We believe that this marketing approach helps us preserve long-term relationships established by our executive officers. Even as our geographical and service capabilities expand, we intend to continue implementing these marketing efforts in both the Transition Zone and in the Rocky Mountain region from our principal offices in Carencro, Louisiana. Our Environmental Services are marketed from offices in Louisiana and Texas. Preheat’s, Rig Tools’, Holston’s and Industrial Lift’s equipment and services are marketed from offices in Louisiana, Texas, Utah and Wyoming. Our saltwater disposal operations are marketed from offices in Louisiana and Texas.

CONTRACTING—SEISMIC DRILLING. We generally contract with our customers for seismic drilling services on a unit-price basis, either on a “per hole” or “per foot” basis. These contracts are often awarded after a competitive bidding process. We price our contracts based on detailed project specifications provided by the customer, including the number, location and depth of source holes and the project’s completion schedule. As a result, we generally are able to make a relatively accurate determination prior to pricing a contract of the type and amount of equipment required to complete the contract on schedule.

Because of unit-price contracting, we sometimes bear a portion of the risk of production delays that are beyond our control, such as those caused by adverse weather. We often bill the customer standby charges if our operations are delayed due to delays in permitting or surveying or for other reasons within the customer’s control.

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

CONTRACTING—FLUID AND TRANSPORTATION SERVICES. We generally bill our customers an hourly rate for transportation services under a master service agreement or a work-specific purchase order. Any disposal charges are billed at a per barrel rate. Drilling fluids are billed on a per barrel rate with prices dependent upon the weight of the mud.

CONTRACTING—ENVIRONMENTAL SERVICES. We generally bill for our environmental cleaning and maintenance services on a time and materials basis. Our customer list includes virtually all major and independent oil and gas companies operating in the Gulf of Mexico. Our success in securing projects is often dependent on our ability to immediately provide personnel that operate in a quick, safe and efficient manner at a competitive price.

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

SEISMIC SERVICES

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

ENVIRONMENTAL SERVICES. We have several competitors offering identical environmental services to those offered by our wholly-owned subsidiaries, Trussco, Inc. (“Trussco”) and Holston. Some of these competitors are larger and have more financial resources than we have available. Our ability to compete effectively is dependent upon our ability to have personnel available when needed at competitive prices.

FLUID AND TRANSPORTATION SERVICES. We have specific permits from various state agencies which allow us to transport and dispose of non-hazardous, spent drilling fluids. Our ability to compete effectively is dependent upon our ability to have personnel available when needed at competitive prices. Our acquisition of BEG allows us the opportunity to offer additional services to our transportation and equipment leasing customers in the exploration and production area. We currently provide transportation and sale of water-based drilling fluids to customers in our Texas and Louisiana markets.

EQUIPMENT LEASING. We have several competitors offering similar equipment rental and services to those offered by our subsidiaries Preheat, Rig Tools and Industrial Lift. Some of the competitors are larger and have more financial resources than we have available. Our ability to effectively compete is dependent upon having the desired rental equipment available to meet the customer’s needs. In addition, it is imperative that the desired services can be performed for customers in a timely fashion at competitive prices. We feel that our recently acquired equipment and services are among the best in the market.

SEASONALITY AND WEATHER RISKS

SEISMIC SERVICES. Our Seismic Services operations are subject to seasonal variations in weather conditions and daylight hours. Since our activities take place outdoors, the average number of hours worked per day, and therefore the number of holes drilled or surveyed per day, generally is less in winter months than in summer months, due to an increase in rainy, foggy and cold conditions and a decrease in daylight hours. Furthermore, demand for seismic data acquisition activity by oil and gas companies at the end of the fourth quarter and in the first quarter is generally lower than at other times of the year. As a result, our revenue and gross profit during the fourth calendar quarter and the first calendar quarter of each year typically are lower than the second and third quarters for this business unit. Operations may also be affected by rainy weather, lightning, hurricanes and other storms prevalent along the Gulf Coast throughout the year and by seasonal climatic conditions in the Rocky Mountain area. In addition, prolonged periods of dry weather result in slower drill rates in marsh and swamp areas as water in the quantities needed to drill is more difficult to obtain and equipment movement is impeded. Adverse weather conditions and dry weather can also increase maintenance costs for our equipment and decrease the number of vehicles available for operations.

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

Our backlog as of December 31, 2008, was approximately $25.0 million compared to $50.6 million at December 31, 2007, with the decrease due largely to the down-turn in the oil and gas markets and the shrinking capital expenditure budgets of the exploration and production companies. Backlog at December 31, 2007 and 2008, includes seismic drilling and survey projects in the Transition Zone in addition to highland seismic drilling projects.

Our permitting, environmental (with the exception of NORM decontamination) and leasing divisions, historically, have not measured backlog due to the nature of our business and our contracts, which are generally cancelable by either party with 30 days written notice. Backlog for NORM decontamination projects is maintained but is not considered to be material.

GOVERNMENTAL REGULATION

SEISMIC SERVICES. Our operations and properties are subject to and affected by various types of governmental laws and regulations, including those governing the entry into and restoration of wetlands, the handling of explosives and numerous other federal, state and local laws and regulations. To date, our cost of complying with such laws and regulations has not been material. However, such laws and regulations frequently change and it is not possible for us to accurately predict the cost or impact such laws and regulations may have on our future operations.

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

ENVIRONMENTAL. Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. In addition, certain areas where we operate are federally or state protected wetlands or refuges where environmental regulation is particularly strict. These laws may provide “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

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

FLUID AND TRANSPORTATION. Our fluid and transportation operations are subject to a wide variety of stringent federal, state and local environmental laws and regulations, including those governing the disposal of saltwater. We have acquired the necessary permits from regulatory agencies to transport oilfield fluids and the necessary licenses and permits to operate saltwater disposal wells at certain sites in Louisiana and Texas.

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

INSURANCE

SEISMIC SERVICES. Our operations are subject to the inherent risks of inland marine activity, heavy equipment operations and the transporting and handling of explosives, including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. We maintain insurance coverage, which we believe is reasonable and customary in the industry, against certain of these risks. We also maintain insurance coverage against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our equipment or facilities. All policies are subject to deductibles and other coverage limitations. We believe our insurance coverage is adequate. Historically, we have not experienced an insured loss in excess of our policy limits; however, there can be no assurance that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

ENVIRONMENTAL SERVICES AND EQUIPMENT LEASING. Our operations involve a high degree of operational risk, particularly of personal injury and the inherent risk of loss or damage of equipment. Failure or loss of our equipment could result in property damage, personal injury, environmental pollution and other damage for which we could be liable. We maintain insurance against risk that we believe is consistent with industry standards and required by our customers. Although we believe that our insurance protection is adequate and we have not experienced a loss in excess of our policy limits, we may not be able to maintain adequate insurance at rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

FLUID AND TRANSPORTATION SERVICES. Our fluid and transportation services operations involve risks associated with the transportation of goods and materials on state and federal highways. We maintain insurance against foreseeable risks that we believe is consistent with prevailing standards in our industry and required by our customers and lenders. Although we believe that our insurance protection is adequate and we have not experienced any loss in excess of our policy limits, we may not be able to maintain adequate insurance at rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

EMPLOYEES

As of December 31, 2008, we had approximately 950 employees including operating, corporate, administrative and management personnel. In addition, we had approximately 100 people working in our labor leasing operations. Our employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relations with our employees are generally good.

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

We make available, free of charge through our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC. Additionally, we have adopted and posted on our website a Code of Ethics for Officers that applies to our principal executive officer, principal financial and accounting officer and our General Code of Ethics for all other employees. Any amendment to our Code of Ethics for Officers or General Code of Ethics will be posted promptly on our website. Our website also includes the charters for our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. The address for our web site is http://www.omnienergy.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein. We will also provide a printed copy of any of these aforementioned documents free of charge upon request.

Our principal executive offices are located at 4500 N.E. Evangeline Thruway, Carencro, Louisiana 70520. Our telephone number at that address is (337) 896-6664.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth or incorporated by reference herein. Each of these risk factors could adversely affect our business, operating results and financial condition, and also adversely affect the value of an investment in our common stock.

WE MAY NOT BE ABLE TO OBTAIN FUNDING OR OBTAIN FUNDING ON ACCEPTABLE TERMS BECAUSE OF THE DETERIORATION OF THE CREDIT AND CAPITAL MARKETS. THIS MAY HINDER OR PREVENT US FROM MEETING OUR FUTURE CAPITAL NEEDS.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to grow our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our financial condition and results of operations.

THE CURRENT FINANCIAL AND CREDIT MARKET ENVIRONMENT MAY LIMIT THE FUTURE LEVEL OF EXPLORATION AND PRODUCTION INVESTMENT BY OUR CUSTOMERS.

Recent events experienced in the global financial and credit markets have had a significant impact on the availability of credit and the overall costs at which funds can be obtained. These factors coupled with the significant reduction in commodity prices, which has contributed to lower cash flow generation for a number of exploration and production companies, could contribute to a material decline in our customers’ spending levels. The reduction in the level of future investment, if any, could have a material adverse effect on our financial condition and results of operations.

THE FINANCIAL SOUNDNESS OF OUR CUSTOMERS COULD AFFECT OUR BUSINESS AND OPERATING RESULTS.

As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of current and/or potential customers to pay us for services may adversely affect our financial condition and results of operations.

OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ASSET IMPAIRMENTS.

We periodically review our portfolio of equipment for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of our equipment if the future cash flows anticipated to be generated from the related equipment falls below net book value. The recent decline in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our equipment, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See discussion of “Impairment of Long-Lived Assets” included in “Critical Accounting Policies and Estimates.”

BECAUSE WE HAVE NO PLANS TO PAY ANY DIVIDENDS FOR THE FORESEEABLE FUTURE, INVESTORS MUST LOOK SOLELY TO STOCK APPRECIATION FOR A RETURN ON THEIR INVESTMENT IN US.

We have not paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our financial condition, capital requirements and other factors that our Board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

OUR OPERATIONS ARE SUBJECT TO DELAYS RELATED TO OBTAINING LAND ACCESS RIGHTS OF WAY FROM THIRD PARTIES WHICH COULD AFFECT OUR RESULTS OF OPERATIONS.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. In recent years, it has become more difficult, costly and time-consuming to obtain access rights of way as drilling activities have expanded into more populated areas, and landowners have become more resistant to seismic and drilling activities occurring on their property. Delays associated with obtaining such rights of way could negatively affect our results.

INDUSTRY VOLATILITY MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction and these expenditures are critical to our operations. The levels of such capital expenditures are influenced by the following factors:

•	oil and gas prices and industry perceptions of future price levels and demand;

•	the cost of exploring for, producing and developing oil and gas reserves;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of leases in the United States;

•	the availability of current geophysical data;

•	the discovery rate of new oil and gas reserves;

•	local and international political and economic conditions; and

•	government regulations.

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

OUR GROWTH AND GROWTH STRATEGY INVOLVES RISKS.

We have grown over the last several years through internal growth and acquisitions of other companies. It will be important for our future success to manage our growth and this will require increased responsibility for management personnel. The following factors could present difficulties to us:

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

WE MAY INCUR ADDITIONAL EXPENDITURES TO COMPLY WITH GOVERNMENTAL REGULATIONS.

Our seismic and environmental operations are subject to extensive governmental regulation, violations of which may result in civil and criminal penalties, injunctions and cease and desist orders. These laws and regulations govern, among other things, operations in wetlands, the handling of explosives and hazardous and non-hazardous waste. Although our cost of compliance with such laws has to date been immaterial, such laws frequently change. Accordingly, it is impossible to predict the cost or impact of such laws on our future operations. We are also required by various governmental agencies to obtain certain permits, licenses and certificates. To date, we believe that we possess all permits, licenses and certificates material to the operation of our business. The loss of any of the licenses required for our operation could have a material adverse effect on our financial condition and results of operations.

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

ONE STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR AFFAIRS.

Dennis R. Sciotto beneficially owns approximately 31% of our outstanding common stock. Mr. Sciotto represents and controls The Dennis R. Sciotto Family Trust and was appointed to the Board of Directors in 2005. As a result, Mr. Sciotto has the ability to substantially influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets. This may have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation.

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

OUR SEISMIC SERVICES OPERATIONS DEPEND ON A FEW SIGNIFICANT CUSTOMERS.

We derive a significant amount of our revenue from a small number of geophysical companies. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) collectively accounted for 32% (two customers), 11% (one customer), and 21% (two customers) of revenue for fiscal 2006, 2007 and 2008, respectively.

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

UNFAVORABLE RESULTS OF LITIGATION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL STATEMENTS.

We are subject to a variety of claims and lawsuits that arise from time to time in the ordinary course of our business. Management currently believes that resolving any of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations. The litigation and claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

In the future, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure of our internal control over financial reporting may result in errors or omissions in our periodic filings which may require us to amend our prior filings. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common stock.

CERTAIN OF OUR FACILITIES COULD BE DAMAGED BY HURRICANES AND OTHER NATURAL DISASTERS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005 and 2008, were impacted by hurricanes or weather events.

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

FACILITIES. Our corporate headquarters are located on 34 company-owned acres of land situated in Carencro, Louisiana. The building provides approximately 20,000 square feet of office space. It is located adjacent to our primary repair and maintenance facilities. Our environmental unit operates from land and dock-side bases located leased from various owners along the Louisiana Gulf Coast.

SEISMIC SERVICES FACILITIES. Our primary fabrication and maintenance facilities are situated in a building located adjacent to our corporate headquarters. The building provides approximately 28,000 square feet of covered maintenance and fabrication space.

ENVIRONMENTAL SERVICES FACILITIES. The primary executive offices for our Environmental Services segment are located in the Carencro, Louisiana facility. Our primary operations and offshore cleaning support facility is located in Carencro, Louisiana. We maintain six leased facilities along the Louisiana Gulf Coast to support our cleaning and maintenance operations. These locations include Cameron, Intracoastal City, Morgan City, Venice and Fourchon, Louisiana. Fourchon is Louisiana’s largest and busiest deep water port. Our NORM decontamination site is located in a separate facility also in Intracoastal City, Louisiana.

The acquisition of Holston in March 2007 provides us with additional opportunities to expand our environmental services segment. Holston currently operates from its main facility in Jennings, Louisiana and operated satellite facilities in Cameron and Fourchon, Louisiana, which were consolidated with the facilities from which we previously operated. Additionally, Holston operates three saltwater disposal wells located in south Louisiana. Additionally, the BOI acquisition provides us with a saltwater disposal well in northern Texas.

FLUID AND TRANSPORTATION SERVICES FACILITIES. Our primary operations facility for our Transportation Services division is located in a leased facility in Jennings, Louisiana. Our primary operations facility for our Fluids Services is located in Giddings, Texas. We also have additional fluid services locations in Woodville, Texas and Bryan, Texas.

EQUIPMENT LEASING FACILITIES. Our primary operations facilities for our Equipment Leasing division are located in leased facilities in Broussard, Youngsville and Belle Chasse, Louisiana; Teague, Timpson, Lincoln and Navasota, Texas; Rock Springs, Wyoming; and Vernal, Utah.

ITEM 3.	LEGAL PROCEEDINGS

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged inducement to enter into the purchase agreement by criminal or fraudulent conduct, securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. At this point, we are unable to assess the ultimate impact of this litigation on our financial position, results of operations or cash flows. We, together with the other defendants, have filed a motion to dismiss the lawsuit and that motion remains pending with the court. We believe the claims against us are without merit and will continue to vigorously contest this legal action.

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

PERFORMANCE GRAPH

The following graph compares the total shareholder return on the Common Stock from December 31, 2003 until December 31, 2008 with the total return on (i) the S&P Index, (ii) a group of peer companies selected by the Company based on similarity to the Company’s line of business and similar market capitalization used in last year’s Annual Report on Form 10-K, and (iii) a new group of peer companies selected by the Company based on similarity to the Company’s line of business and similar market capitalization for the same period, in each case assuming an initial investment of $100 on December 31, 2003. The Company has elected to revise its peer group because it believes that the companies reflected in the New Peer Group are more reflective of the Company’s line of business and market capitalization, and therefore, provide a more meaningful comparison of stock performance.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
OMNI Energy Services Corp.	100.00	30.08	57.05	151.78	75.66	18.45
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Old Peer Group	100.00	176.30	233.30	533.61	691.28	150.26
New Peer Group	100.00	127.58	137.28	177.24	169.71	61.52

The Company’s Old Peer Group consists of Dawson Geophysical Co. (NASDAQ:DWSN), CGG Veritas (NYSE:CGV), Ion Geophysical Corp. (NYSE:IO), Mitcham Industries, Inc. (NASDAQ:MIND), Petroleum Geo-Services ASA (OSE:PGS), Seitel, Inc. (OTC:SELA.OB) and the Company.

The New peer Group consists of Mitcham Industries, Inc. (NASDAQ:MIND), Ion Geophysical Corp. (NYSE:IO), Basic Energy Services (NYSE:BAS), Key Energy Services (NYSE:KEG), Complete Production Services (NYSE:CPX) and the Company.

Our Common Stock is traded on the Nasdaq Global Market under the symbol “OMNI.” The following table sets forth the range of high and low sales prices of our Common Stock as reported by the Nasdaq Global Market for the periods indicated.

	HIGH	LOW
2008
First quarter	$5.30	$3.60
Second quarter	$7.15	$3.31
Third quarter	$6.48	$2.90
Fourth quarter	$3.72	$1.02

2007
First quarter	$10.65	$7.20
Second quarter	$12.74	$9.21
Third quarter	$11.75	$6.37
Fourth quarter	$8.35	$4.03

On March 10, 2009, the last reported sales price of our common stock as reported by the Nasdaq Global Market was $0.60. As of March 10, 2009, we had approximately 4,800 stockholders of record.

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

There were no stock repurchases during the year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2008 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. Our selected historical results are not necessarily indicative of results expected in future periods.

We sold our Aviation Transportation Services segment effective June 30, 2005. The financial information related to the results of operations for the years ended December 31, 2004 and 2005 have been adjusted to present the operations of the Aviation Transportation Services segment as discontinued operations.

SELECTED FINANCIAL DATA

	YEAR ENDED DECEMBER 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
INCOME STATEMENT DATA:
Operating revenue
Services	$39,064	$43,350	$82,819	$140,695	$149,559
Rentals	—	—	16,179	31,784	44,027

Total operating revenue	39,064	43,350	98,998	172,479	193,586

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	28,510	27,515	54,565	95,703	105,668
Rentals	—	—	5,265	14,549	21,807
Depreciation and amortization	4,282	4,627	5,660	10,761	13,313
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in 2008)	9,464	8,497	13,780	28,117	31,006

Total operating expenses	42,256	40,639	79,270	149,130	171,794

Impairment of goodwill and intangibles	—	—	—	—	25,047
Impairment of fixed assets	—	—	—	—	417

Operating income (loss)	(3,192)	2,711	19,728	23,349	(3,672)
Interest expense	(3,288)	(2,836)	(4,966)	(6,936)	(6,826)
Gain (loss) on debenture conversion inducement and debt extinguishment	(729)	758	15	(1,100)	120
Other income (expense), net	(290)	835	233	360	(109)

Income (loss) before income taxes	(7,499)	1,468	15,010	15,673	(10,487)
Income tax benefit (expense)	—	508	6,805	(5,504)	(3,153)

Net income (loss) from continuing operations	(7,499)	1,976	21,815	10,169	(13,640)
Loss from discontinued operations, net of taxes	(6,756)	(3,978)	—	—	—
Loss on disposal of discontinued operations assets, net of taxes	—	(2,271)	—	—	—

Net income (loss)	(14,255)	(4,273)	21,815	10,169	(13,640)
Dividends and accretion of preferred stock	(490)	(249)	(488)	(503)	(489)
Non-cash charge attributable to beneficial conversion features of preferred stock	—	(745)	(458)	(255)	—

Net income (loss) available to common stockholders	$(14,745)	$(5,267)	20,869	9,411	(14,129)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.07	$1.29	$0.52	$(0.72)
Loss from discontinued operations	(0.62)	(0.30)	—	—	—
Loss on disposal of discontinued operations assets	—	(0.17)	—	—	—

Net income (loss) available to common stockholders	$(1.35)	$(0.40)	$1.29	$0.52	$(0.72)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.07	$0.89	$0.40	$(0.72)
Loss from discontinued operations	(0.62)	(0.29)	—	—	—
Loss on disposal of discontinued operations assets	—	(0.16)	—	—	—

Net income (loss) available to common stockholders	$(1.35)	$(0.38)	$0.89	$0.40	$(0.72)

Number of Weighted Average Shares:
Basic	10,884	13,251	16,190	18,077	19,740
Diluted	10,884	13,683	24,459	25,634	19,740

	DECEMBER 31,
	2004	2005	2006	2007	2008
	(In thousands)
BALANCE SHEET DATA:
Total assets	$65,913	$43,758	$120,540	$164,994	$163,522
Long-term debt, less current maturities	12,952	15,801	32,935	34,827	45,710
Preferred Stock	29	806	1,285	1,162	1,074
Total Equity	4,864	11,135	39,426	60,159	51,009

	YEAR ENDED DECEMBER 31,
	2004	2005	2006	2007	2008
	(In thousands)
STATEMENT OF CASH FLOW DATA:
Net cash provided by operating activities	$5,550	$2,894	$22,360	$34,581	$28,656
Net cash provided by (used in) investing activities	(12,647)	11,474	(26,120)	(35,523)	32,529
Net cash provided by (used in) financing activities	7,568	(15,237)	16,162	1,797	(7,515)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Our business is driven by the supply and demand of hydrocarbon commodities in the United States and, to a certain extent, the international markets. Virtually all of our customers are involved in the exploration and/or production of oil and natural gas in the continental United States and the coastal waters of the Gulf of Mexico. Not surprisingly, a higher demand for oil and gas results in a higher demand for our equipment and services. Our operational levels for 2008 were consistent with 2007 for the first three quarters of the year but declined during the fourth quarter as the demand for natural gas fell.

In the immediate past, we have been very active in acquiring companies which we believe are well aligned with our Company philosophy. The companies acquired have been complementary to our core business segments. We plan to diversify into other service lines and other service areas through additional acquisitions, as such opportunities arise that we believe fit into our overall business strategy.

We continue to maintain a large and visible presence along the coast of Louisiana to service our customers in the offshore exploration and production markets. While the offshore rig counts in the Gulf of Mexico have fallen in recent years and remained stagnant from 2007 to 2008, we feel that there is still adequate activity in the area to allow us to remain profitable in that region.

Our acquisitions have allowed us to expand our operations into what currently appear to be more prolific areas of activity, such as the Rocky Mountain and prolific shale regions in the South Central United States.

We anticipate that the Rocky Mountain region will continue to be a very active area in terms of natural gas exploration. During 2006, we opened an Equipment Leasing location in Rock Springs, Wyoming to allow us to establish a presence in the Rocky Mountain region. In conjunction with the acquisition of Holston, we were able to expand our visibility in the Rocky Mountains with the addition of an additional leasing location in Vernal, Utah.

The Haynesville and Fayetteville Shale region in northern Louisiana and southern Arkansas also appear to be a very active area in terms of oil and gas exploration and production. Our acquisition of Rig Tools in November 2006 and Industrial Lift in April 2008 allowed us to position ourselves in some of the more prolific share regions to take advantage of the anticipated growth in those geographical area. It is our intention to continue to expand into areas that we feel are beneficial to the growth and well-being of the Company.

GENERAL

DEMAND FOR OUR SERVICES. We receive our revenues from customers in the energy industry. Demand for our seismic services is principally impacted by conditions affecting geophysical companies engaged in the acquisition of 3-D seismic data. All other services and equipment rentals are a function of exploration and production activities of oil and gas companies operating in the continental United States, as well as, in the Gulf of Mexico. The level of demand for our services and equipment rentals is primarily influenced by the level of capital expenditures by oil and gas companies.

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

The demand for our environmental, equipment rental, transportation and fluid and other services are affected by the level of activity in the exploration and production of oil and gas companies in the Gulf of Mexico, the Rocky Mountains and the Barnett, Fayetteville and Haynesville Shale regions.

SEASONALITY AND WEATHER RISKS. Our seismic services operations are subject to seasonal variations in weather conditions and daylight hours as our activities take place outdoors. On average, fewer hours are worked per day and fewer holes are generally drilled or surveyed per day in winter months than in summer months due to an increase in rainy, foggy, and cold conditions and a decrease in daylight hours. Our environmental, equipment rental, transportation and fluid and other services are potentially affected by hurricanes in the Gulf of Mexico region. The hurricane season is from June 1 through November 30 each year.

RESULTS OF OPERATIONS

The following discussion provides information related to the results of our operations.

Year Ended December 31, 2007 Compared To The Year Ended December 31, 2008:

	YEAR ENDED DECEMBER 31,
	2007	2008
	(In thousands)
Operating revenue
Services	$140,695	$149,559
Rentals	31,784	44,027

Total operating revenue	172,479	193,586

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	95,703	105,668
Rentals	14,549	21,807
Depreciation and amortization	10,761	13,313
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in 2008)	28,117	31,006

Total operating expenses	149,130	171,794

Impairment of goodwill and intangibles	—	25,047
Impairment of fixed assets	—	417

Operating income (loss)	23,349	(3,672)
Interest expense	(6,936)	(6,826)
Gain (loss) on debt extinguishment	(1,100)	120
Other income (expense)	360	(109)

Income (loss) before income taxes	15,673	(10,487)
Income tax expense	(5,504)	(3,153)

Net income (loss)	10,169	(13,640)
Preferred stock dividends	(503)	(489)
Non-cash charge attributable to beneficial conversion features of preferred stock	(255)	—

Net income (loss) available to common stockholders	$9,411	$(14,129)

Consolidated operating revenues increased 12% or $21.1 million, from $172.5 million for the year ended December 31, 2007 to $193.6 million for the year ended December 31, 2008. This increase was due to an increase of $8.9 million in Service revenue and an increase of $12.2 million in Rental revenues.

Service revenues. The increase of $8.9 million in Service revenues was due in part to the January 2008 BEG acquisition which contributed $18.7 million of the $24.2 million increase in our Fluid and Transportation Services segment revenues. Offsetting decreases in revenue of $4.3 million occurred in the Environmental Services segment, $1.8 million occurred in the Other Services segment, and $9.2 million occurred in the Seismic Services segment.

Rental revenues. Revenues from the Equipment Leasing segment increased by $12.2 million primarily due to the increase in revenues resulting from our acquisition of Industrial Lift in April 2008, which contributed $8.6 million of the increase in Rental revenue for 2008.

Direct cost, excluding depreciation and amortization increased 16%, or $17.2 million, from $110.3 million for the year ended December 31, 2007 to $127.5 million for the year ended December 31, 2008. This increase was due to an increase of $10.0 million in direct costs associated with Service revenue and an increase of $7.2 million in direct costs related to Rental revenues.

Direct cost, excluding depreciation and amortization—Services. Direct cost, excluding depreciation and amortization related to Service revenues increased by $10.0 million due in part to the BEG acquisition which contributed $12.7 million to the increase in our Fluid and Transportation Services direct costs of $16.6 million. Offsetting decreases in direct costs of $3.2 million occurred in the Environmental Services segment, $0.7 million occurred in the Other Services segment, and $2.6 million occurred in the Seismic Services segment.

Direct cost, excluding depreciation and amortization—Rentals. Direct cost, excluding depreciation and amortization related to Rental activities increased by $7.2 million due partly to the increase in direct costs resulting from our acquisition of Industrial Lift in April 2008 which contributed $4.7 million.

Depreciation and amortization costs increased $2.5 million from $10.8 million for the year ended December 31, 2007 to $13.3 million for year ended December 31, 2008. Depreciation expense increased $0.7 million due primarily to the increase in revenue-producing assets from the acquisitions of BEG in January 2008 and Industrial Lift in April 2008. Amortization expense increased $1.8 million due to the increase in intangibles related to the aforementioned acquisitions as well as adjustments made to intangibles of prior acquisitions.

General and administrative costs increased $2.9 million, from $28.1 million during the year ended December 31, 2007 to $31.0 million for the year ended December 31, 2008 partially as a result of the acquisitions of BEG and Industrial Lift in 2008. Of the increase over the prior year, $2.4 million relates to the settlement of litigation with Siemens Water Technologies.

We test goodwill for impairment on an annual basis, or more often if circumstances indicate our goodwill might be impaired. Our tests for 2006 and 2007 resulted in no indications of impairment. However, upon completion of our test in 2008, there were indicators that the a portion of the goodwill and intangibles of our Seismic Services, Equipment Leasing and Environmental Services segments might be impaired. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” we calculated the implied fair value of the goodwill and intangibles for these segments and determined that the implied fair value was less than the carrying value of the goodwill and intangibles, meaning that the goodwill and intangibles were impaired. As a result, during the fourth quarter of 2008, we recorded a pre-tax charge of approximately $25.0 million to write off a portion of the intangible and goodwill balances related to our Seismic Services, Equipment Leasing and Environmental Services segments. Management of the Company believes that the intangibles and goodwill of these segments were impaired because of the overall economic downturn and deterioration in the global credit markets and specifically the downturn in the oilfield services sector, which has resulted in a decline in the Company’s stock price and market valuation. The intangibles and goodwill which were written off arose from our acquisitions of Cypress, Preheat, Rig Tools, Holston and Industrial Lift between February 2006 and April 2008.

Interest expense decreased approximately $0.1 million from $6.9 million for the year ended December 31, 2007 to $6.8 million for the year ended December 31, 2008. Increased levels of debt including financing for recent acquisitions were offset by decreases in variable interest rates from 2007 to 2008.

Loss on debt extinguishment decreased $1.2 million from 2007 to 2008 primarily as a result of the early repayment of our previous revolving line of credit in March 2007. In November 2008, as an accommodation to the holder of a former shareholder note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount is reflected as a gain on early extinguishment of debt in the financial statements. Accordingly, any remaining deferred loan cost attributable to line of credit was expensed at that time in addition to an early payment penalty.

Other income decreased from $0.4 million in 2007 to $(0.1) million in 2008. This decrease was primarily attributable to a $0.5 million increase in loss on sale of assets.

For the year ended December 31, 2007, the provision for income tax expense was $5.5 million compared to $3.2 million for 2008. The provision for income taxes for 2008 on the loss before income taxes is partially derived from the non-deductibility of certain goodwill impairment charges.

Preferred stock dividends were $0.5 million each for the years ended December 31, 2007 and 2008. Furthermore, we recorded a non-cash charge (deemed dividend) of $0.3 million attributable to the beneficial conversion feature associated with the Series C 9% Convertible Preferred Stock issued in 2007 and $0 million for 2008.

Year Ended December 31, 2006 Compared To The Year Ended December 31, 2007:

	YEAR ENDED DECEMBER 31,
	2006	2007
	(In thousands)
Operating revenue
Services	$82,819	$140,695
Rentals	16,179	31,784

Total operating revenue	98,998	172,479

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	54,565	95,703
Rentals	5,265	14,549
Depreciation and amortization	5,660	10,761
General and administrative expenses (exclusive of depreciation and amortization shown separately above)	13,780	28,117

Total operating expenses	79,270	149,130

Operating income	19,728	23,349
Interest expense	(4,966)	(6,936)
Gain (loss) on debt extinguishment	15	(1,100)
Other income	233	360

Income before taxes	15,010	15,673
Income tax benefit (expense)	6,805	(5,504)

Net income	21,815	10,169
Preferred stock dividends	(488)	(503)
Non-cash charge attributable to beneficial conversion features of preferred stock	(458)	(255)

Net income available to common stockholders	$20,869	$9,411

Consolidated operating revenues increased 74% or $73.5 million, from $99.0 million for the year ended December 31, 2006 to $172.5 million for the year ended December 31, 2007. This increase was due to an increase of $57.9 million in Service revenue and an increase of $15.6 million in Rental revenues.

Service revenues. The increase of $57.9 million in Service revenues was due in part to the February 2007 Cypress acquisition which contributed to the $30.5 million increase in our Seismic Services revenues; enhanced by the offshore and dockside operations, the Holston acquisition in March 2007 contributed to the $7.2 million increase in our Environmental Services revenues; the acquisition of Holston contributed to the $6.9 million increase in the Other Services segment; and the acquisition of Holston contributed all $13.3 million of the increase in the Fluid and Transportation Services segment.

Rental revenues. Revenues from the Equipment Leasing segment increased by $15.6 million primarily due to the increase in revenues resulting from our acquisitions of Rig Tools in November 2006 and Preheat in February 2006, which contributed $12.9 and $1.0 million, respectively, of the increase in Rental revenue for 2007. The increase in Rental revenues resulting from our acquisitions was also due to the acquisition of Holston in March 2007 which contributed $1.7 million in revenues.

Direct cost, excluding depreciation and amortization increased 85%, or $50.5 million, from $59.8 million for the year ended December 31, 2006 to $110.3 million for the year ended December 31, 2007. This increase was due to an increase of $41.2 million in direct costs associated with Service revenue and an increase of $9.3 million in direct costs related to Rental revenues.

Direct cost, excluding depreciation and amortization—Services. Direct cost, excluding depreciation and amortization related to Service revenues increased by $41.2 million due in part to the Cypress acquisition which contributed to the increase in our Seismic Services direct costs of $20.1 million; the Holston acquisition contributed to the increase in the direct costs for our Environmental Services segment of $5.5 million; the acquisition of Holston contributed to the $5.6 million increase in the Other Services segment; and all $10.0 million of the increase in the Fluid and Transportation Services segment.

Direct cost, excluding depreciation and amortization—Rentals. Direct cost, excluding depreciation and amortization related to Rental activities increased by $9.3 million due to the increase in direct costs resulting from our acquisition of Rig Tools in November 2006 and Preheat in February 2006, which contributed $6.6 and $2.1 million, respectively. Additionally, $0.6 million of the increase in direct costs related to rental activities resulted from our acquisition of Holston in March 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had approximately $2.0 million in cash on hand and approximately $12.0 million available for future borrowings on our revolving line of credit. This compares to approximately $13.4 million in cash on hand and approximately $0.0 million available for future borrowings on our revolving line of credit at December 31, 2007 because we borrowed the full availability under our revolving line of credit to better illustrate for investors and financial analysts our funds availability at the end of the year. The amount was repaid on the first business day of January 2008. At December 31, 2008, we had working capital of approximately $4.0 million as compared to approximately $4.4 million at December 31, 2007. Our decrease in working capital is attributable to the increase in the current portion of long-term debt as a result of acquisitions in 2008.

Cash provided by continuing operating activities was $28.7 million, $34.6 million, and $22.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2006 and 2007, the largest contributing factor to our increase over the previous year was income from operations. In 2008, the largest contributing factor to our decrease over the prior year was an increase in accounts payable and accrued expenses.

Historically, our capital requirements have primarily related to the purchase or fabrication of new seismic drilling equipment, and related support equipment. As our business has diversified, the capital requirements have expanded to include additions to our equipment rental fleet and expansion of our rolling stock. In 2006 we acquired Preheat and Rig Tools, purchased approximately $5.1 million in equipment and refinanced our rolling stock of vehicles previously accounted for as capital leases into operating leases. In 2007, we acquired Holston and certain assets of Cypress and BOI, and purchased approximately $13.8 million in equipment. For the year ended December 31, 2008, we completed the acquisitions of BEG and Industrial Lift and expended approximately $12.2 million on equipment and other fixed assets. In 2009, we will continue to explore strategic business opportunities and upgrade our equipment to improve efficiency of our operations enabling to us to continue to be responsive to our markets as directed by the needs of our customers.

Effective as of April 24, 2008, we completed a modification of our $90.0 million credit facility (“Senior Credit Facility”), including a $50.0 million term loan, a $25.0 million working capital revolving line of credit, and a $15.0 million delayed draw term loan available to fund future acquisitions. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the previous line of credit; and (iv) closed the acquisition of Industrial Lift. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital.

On August 28, 2008, the Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the Senior Credit Facility in order to make syndication of the loan more manageable.

Loan closing costs related to our various credit facilities of $1.8 million were incurred during the year ended December 31, 2008 compared to $2.4 million for the year ended December 31, 2007.

We believe that our internally generated cash flow from operations is sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures and debt service for 2009. As we have historically done, we may, from time to time, access available funds under our Senior Credit Facility to supplement our liquidity to meet our cash requirements for day to day operations and times of peak needs throughout the year. Our planned capital expenditures as well as any acquisitions we choose to pursue, are expected to be financed through a combination of cash on hand, cash flow from operations and borrowings under our Senior Credit Facility.

Our Senior Credit Facility contains numerous covenants that govern our ability to make investments and to repurchase our stock. Even if we experience a more severe downturn in our business, we believe that the covenants related to our capital spending and our investments are within our control. Therefore, we believe we can avoid a default of these covenants. Although continued deterioration of market conditions could lead to a downgrade in the credit ratings of companies in our industry, a downgrade of our credit rating would not have an effect on our outstanding debt under our Senior Credit Facility, but would potentially impact our ability to obtain additional external financing, if it was required.

During 2009, management plans to continue to invest in our business through capital expenditures, albeit at levels lower than in prior years. Our capital expenditure program for 2009 is expected to total approximately $6.0 million, of which approximately $1.3 million had already been committed, as of December 31, 2008. Our focus in 2009 will be maximizing the utilization of our current equipment; however, we may seek to increase our 2009 capital expenditure budget in the event expansion opportunities develop. We currently plan to fund these expenditures through a combination of cash on hand, operating cash flows and borrowings under our Senior Credit Facility. Should our operating cash flows prove to be insufficient to fund these expenditures, management expects it will adjust capital spending plans accordingly.

While management anticipates that 2009 may be a period of lower demand and prices for our services, we believe that our operating cash flow, cash on hand and available borrowings, coupled with our ability to control our capital expenditures, will be sufficient to maintain adequate liquidity throughout 2009.

We have no plans to sell or liquidate any significant assets currently utilized in our active operating fleet other than the disposal of excess equipment in the normal course of business.

Management believes that softening market conditions may have an impact on our customer’s payment patterns but we continue to monitor policies currently in place and do not expect any material impact to our liquidity as a result.

Management anticipates that the Senior Credit Facility should be adequate to support the operating needs of the Company during these uncertain economic times and further feels that it will be able to maintain compliance with the required covenants of our Senior Credit Facility. If for some reason the Senior Credit Facility were to become unavailable, the Company may not be able to operate as a going concern.

LONG-TERM DEBT

At December 31, 2007 and December 31, 2008, long-term debt consists of the following:

	DECEMBER 31,
	2007	2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 6.50 % at December 31, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,243
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate, paid in full	152	—
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	8,500	6,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011, net of beneficial conversion of $71 at December 31, 2007 and $0 at December 31, 2008(1)	4,929	11,500
Promissory notes payable to finance companies secured by vehicles and equipment	642	492
Capital leases payable to finance companies secured by an aircraft and equipment	549	39
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, unsecured, paid in full	197	—
Term Loan payable to a bank, variable interest rate at 30-day LIBOR plus 2.75% (3.71% at December 31, 2008), secured by various equipment, maturing April 23, 2013	—	44,000
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), secured by various equipment, paid in full	33,026	—

Total	$49,283	$63,274
Less: current maturities	(14,456)	(17,564)

Long-term debt, less current maturities	$34,827	$45,710

(1)	See Note 12 to the consolidated financial statements regarding Rig Tools’ stockholder notes.

SENIOR CREDIT FACILITY

Our Senior Credit Facility consists of a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.25% (3.22% at December 31, 2008) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2008, we had $9.8 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Line and the Revolver have been classified as a current liability as of December 31, 2007 and December 31, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in April 2013 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accrues interest at the 30-day LIBOR plus 2.75% (3.71% at December 31, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facility, we

(i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of Industrial Lift. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of December 31, 2008, we had $44.0 million outstanding under the Term Loan.

CAPITAL LEASES

Prior to February 2006, we leased several vehicles used in our seismic services operations under 40-month capital leases. In February 2006, in accordance with a 2005 agreement, the capital leases on those vehicles were paid off through a refinance transaction with a third party leasing company. The capital leases were replaced with 24-month operating leases expiring in the first quarter of 2008. In December 2006, we acquired for internal use a corporate-configured helicopter under capital lease maturing in 2008. As of December 31, 2008, the lease balance was $0. In March 2007, we acquired equipment under a capital lease maturing in 2012. As of December 31, 2008 the lease balance was less than $0.1 million.

PREHEAT NOTES

In connection with the purchase of Preheat (See Note 12 to the Consolidated Financial Statements) in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated for cause the employment of one of the Preheat stockholders. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of Rig Tools (See Note 12 to the Consolidated Financial Statements) in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consisted of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes could have been prepaid at any time and were convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which was being amortized to interest expense over the life of the notes. At December 31, 2007 and 2008, the Rig Tools Notes had a balance of $1.0 million and $0, respectively. The beneficial conversion feature had an unamortized balance of $0.1 million and $0 at December 31, 2007 and 2008, respectively.

CHARLES HOLSTON NOTES

In connection with the acquisition of Holston (See Note 12 to the Consolidated Financial Statements) in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTE

In connection with the acquisition of certain assets of Cypress (See Note 12 to the Consolidated Financial Statements) effective in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount is reflected as a gain on early extinguishment of debt in the financial statements. At December 31, 2007 and 2008, the Cypress Note had a balance of $3.0 million and $1.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of BOI (See Note 12 to the Consolidated Financial Statements) in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and 2008, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of BEG (See Note 12 to the Consolidated Financial Statements) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008, the BEG Notes had a balance of $4.0 million.

INDUSTRIAL LIFT NOTES

In connection with the acquisition of Industrial Lift (See Note 12 of the Consolidated Financial Statements) in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (“ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. At December 31, 2008, the ILT Notes had a balance of $4.0 million.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. The remaining Subordinated Debenture Note matured and was paid in 2008.

SERIES C 9% CONVERTIBLE PREFERRED STOCK

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (the “Series C Preferred”) in conjunction with the completion of a term loan. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.5 million. On August 29, 2005, the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

The prior term loan agreements and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred were satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we have sufficient availability and are in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to December 2007 of $0.1 million and the dividends for 2008 of $0.5 million were paid in cash.

RELATED PARTY TRANSACTIONS

See above discussion of Series C Preferred, Preheat Notes, Rig Tools Notes, Charles Holston Notes, Cypress Note, Bailey Note, BEG Notes and ILT Notes.

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

STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Options that were not vested as of January 1, 2006 were fair valued using Black-Scholes and those amounts are recorded as stock-based compensation prospectively over the remaining service period.

IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.

Assets held for sale are recorded at the lower of their net book value or their net realizable value, which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the anticipated net realizable value. Assets held for sale at December 31, 2007 are comprised of eight steel marsh buggies. In 2008 we sold one of the marsh buggies and we recognized an impairment charge of $0.1 for the remaining seven. In 2008, we also recognized an impairment charge of $0.3 million related to our aircraft and reclassified it as held for sale. As of December 31, 2008, assets held for sale consisted of one helicopter valued at $0.9 million.

IMPAIRMENT OF GOODWILL AND INTANGIBLES

During our annual assessment of goodwill and intangible assets, it was determined that the value of certain of our goodwill and intangibles were impaired at December 31, 2008. As a result of this assessment, a charge was taken against income in the amount of $25.0 million for the year ended December 31, 2008.

COMMITMENTS AND CONTINGENCIES

We entered into Stock-based Award Incentive Agreements with Mr. James Eckert and Mr. Darcy Klug on June 30, 2004. At the time of the agreements, Messrs. Eckert and Klug were Chief Executive Officer and Executive Vice President, respectively, of the Company. Effective January 5, 2007, we entered into Restricted Stock and Stock-Based Award Incentive Agreements (collectively “RSAs”) with Messrs. Eckert and Klug. The RSAs provided for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock became fixed and payable in the event of (i) a change in control or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer would have received the right to a cash payment of $1.2 million. The revised RSAs would have terminated on December 31, 2008, and any unvested restricted common stock or stock-based awards would have terminated and lapsed.

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

In conjunction with the NRSA, we mutually terminated the RSA with Mr. Eckert and entered into an Amended and Restated Employment Agreement (“Amended Agreement”) with Mr. Eckert, which was effective until June 30, 2008. Additionally, we entered into a Consulting Agreement (“Consulting Agreement”) with Mr. Eckert pursuant to which we have retained Mr. Eckert as an independent contractor to perform consulting services for us until June 30, 2009.

On May 1, 2008, the former owners of Preheat, which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial

Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged inducement to enter into the purchase agreement by criminal or fraudulent conduct, securities fraud and bad faith breach of the purchase agreement and that one of the former Preheat owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. At this point, we are unable to assess the ultimate impact of this litigation on our financial position, results of operations or cash flows. We, together with the other defendants, have filed a motion to dismiss the lawsuit and that motion remains pending with the court. We believe the claims against us are without merit and will vigorously contest any legal action. Accordingly, we have not accrued any amounts related to this litigation.

We have employment agreements with our executive officers and some former shareholders of companies we acquired. These agreements generally last two or three years and have renewal provisions at our option.

CONTRACTUAL DEBT OBLIGATIONS

We have the following contractual debt obligations as of December 31, 2008:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	AFTER 4 YEARS
	(In thousands)
Long-term debt	$63,235	$17,553	$32,684	$12,998
Capital lease obligations	39	11	28	—
Line of credit	9,801	9,801	—	—
Insurance notes	1,710	1,710	—	—

Total Contractual Cash	$74,785	$29,075	$32,712	$12,998

We have the following operating lease commitments as of December 31, 2008:

	PAYMENTS DUE BY PERIOD
	2009	2010	2011	2012	2013
	(In thousands)
Operating leases	$3,385	$2,689	$1,323	$159	$93

We believe that cash flow generated from operations in 2009 will be sufficient to fund our working capital needs, satisfy our debt service requirements and contractual commitments, and fulfill our un-financed capital expenditure needs for at least the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As mentioned above, we have various vehicle and facilities leases which are classified as operating leases for reporting purposes. The total future commitments under these leases total $7.6 million.

RECENTLY ISSUED UNIMPLEMENTED ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). This Statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will impact the accounting for business combinations closed on or after January 1, 2009.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123R. The SEC staff indicated in SAB No. 107 that it would accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term, for options granted prior to December 31, 2007. In SAB 110, the SEC staff states that it will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We are currently evaluating the impact of SAB 110 on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued its Statement of Financial Accounting Standards No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginnings on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its results of operations and financial position.

In May 2008, the FASB issued its Staff Position APB No. 14-1 (FSP APB No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP APB No. 14-1 are effective for fiscal years beginning after December 15, 2008 and will require retrospective application. The Company is currently evaluating the impact, if any, that the adoption of FSP APB No. 14-1 will have on its results of operations and financial position.

In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, “Equity-Method Investment Considerations,” which clarifies the accounting for certain transactions involving equity-method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company does not expect the adoption of EITF Issue No. 08-06 to have an impact on its results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk. The table below provides information about the future maturities of principal for outstanding debt instruments at December 31, 2008 subject to interest rate risk. All instruments described are non-traded instruments and approximate fair value.

	DECEMBER 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Long-term debt
Fixed Rate	$9,508	$5,993	$2,480	$51	—
Average interest rate	5.1%	5.1%	5.2%	9.3%	—
Variable Rate	$8,056	$8,059	$8,063	$8,066	$12,998
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.9%
Short-term debt
Fixed Rate	$1,710	—	—	—	—
Average interest rate	4.0%	—	—	—	—
Variable Rate	$9,801	—	—	—	—
Average interest rate	3.7%	—	—	—	—

INTEREST RATE EXPOSURE

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements at December 31, 2008 with fixed interest rates totals $19.7 million. At December 31, 2008, 74% of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to decrease net income before provision for income taxes by approximately $0.4 million for the year ended December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OMNI Energy Services Corp:

We have audited the accompanying consolidated balance sheets of OMNI Energy Services Corp. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Energy Services Corp as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNI Energy Service Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 13, 2009

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,431	$2,043
Restricted cash	1,114	942
Trade receivables, net	26,566	33,848
Other receivables	627	682
Parts and supplies inventory	5,950	7,897
Prepaid expenses and other current assets	7,412	5,789
Deferred tax assets	5,818	384
Current assets of discontinued operations	67	—
Due from related party	262	204
Assets held for sale	108	900

Total current assets	61,355	52,689

PROPERTY, PLANT AND EQUIPMENT, net	61,037	80,654

OTHER ASSETS:
Goodwill	15,038	8,614
Customer intangible assets, net	13,780	2,726
Licenses, permits and other intangible assets, net	9,082	13,626
Loan closing costs, net	4,359	4,963
Other assets	343	250

Total other assets, net	42,602	30,179

TOTAL ASSETS	$164,994	$163,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,706	$12,005
Accrued expenses	4,645	7,599
Line of credit	17,349	9,801
Current maturities of long-term debt	14,456	17,564
Insurance notes payable	4,808	1,710

Total current liabilities	56,964	48,679

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	34,827	45,710
Other long-term liabilities	1,060	527
Deferred tax liability	11,984	17,597

Total long-term liabilities	47,871	63,834

Total liabilities	104,835	112,513

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2007 and 2008 and 5,484 and 5,396 shares of Series C issued and outstanding at December 31, 2007 and 2008, respectively, liquidation preference of $1,000 per share	1,162	1,074
Common stock, $0.01 par value, 45,000,000 shares authorized; 18,727,615 and 20,647,496 issued and 18,682,615 and 20,647,496 outstanding at December 31, 2007 and 2008, respectively	187	206
Preferred stock dividends declared	3	3
Additional paid-in capital	93,997	99,045
Accumulated deficit	(35,190)	(49,319)

Total stockholders’ equity	60,159	51,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,994	$163,522

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
	(In thousands, except per share data)
Operating revenue
Services	$82,819	$140,695	$149,559
Rentals	16,179	31,784	44,027

Total operating revenue	98,998	172,479	193,586

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	54,565	95,703	105,668
Rentals	5,265	14,549	21,807
Depreciation and amortization	5,660	10,761	13,313
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in 2008)	13,780	28,117	31,006

Total operating expenses	79,270	149,130	171,794

Impairment of goodwill and intangibles	—	—	25,047
Impairment of fixed assets	—	—	417

Operating income (loss)	19,728	23,349	(3,672)
Interest expense	(4,966)	(6,936)	(6,826)
Gain (loss) on debt extinguishment	15	(1,100)	120
Other income (expense)	233	360	(109)

Income (loss) before income taxes	15,010	15,673	(10,487)
Income tax benefit (expense)	6,805	(5,504)	(3,153)

Net income (loss)	21,815	10,169	(13,640)
Dividends on preferred stock	(488)	(503)	(489)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(458)	(255)	—

Net income (loss) available to common stockholders	$20,869	$9,411	$(14,129)

Basic income (loss) per common share:
Net income (loss) available to common stockholders	$1.29	$0.52	$(0.72)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.89	$0.40	$(0.72)

Number of weighted average shares:
Basic	16,190	18,077	19,740
Diluted	24,459	25,634	19,740

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT
	(In thousands, except share data)
BALANCE, December 31, 2005	5,157	$806	15,272,121	$153	(264)
—Stock based compensation	—	—	—	—	—
—Stock based compensation forfeited	—	—	(24,000)	—	—
—Stock options and warrants exercised for cash and other	—	—	761,828	7	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid in kind	479	479	—	—	—
—Common stock issued in acquisition	—	—	900,000	9	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Issuance of treasury shares for stock based compensation	—	—	—	—	264
—Beneficial conversion feature associated with convertible notes issued in acquisition, net of accretion	—	—	—	—	—
—Net income	—	—	—	—	—

BALANCE, December 31, 2006	5,636	$1,285	16,909,949	$169	—
—Stock based compensation	—	—	—	—	—
—Restricted stock awards, net of forfeitures	—	—	12,500	—	—
—Stock options and warrants exercised for cash and other	—	—	945,378	9	—
—Preferred stock dividends declared	—	—	—	—	—
—Preferred stock dividends paid in kind	256	256	—	—	—
—Common stock issued for cash, net of offering costs	—	—	665,429	7	—
—Beneficial conversion feature associated with preferred stock	—	—	—	—	—
—Preferred stock conversion	(379)	(379)	194,359	2	—
—Net income	—	—	—	—	—

BALANCE, December 31, 2007	5,513	$1,162	18,727,615	$187	$—
—Stock based compensation	—	—	—	—	—
—Restricted stock awards, net of forfeitures	—	—	462,500	5	—
—Stock options and warrants exercised for cash and other	—	—	1,057,766	11	—
—Preferred stock dividends declared	—	—	—	—	—
—Common stock issued in legal settlement	—	—	400,000	4	—
—Common stock retired	—	—	(45,000)	(1)	—
—Preferred stock conversion	(88)	(88)	44,615	—	—
—Net loss	—	—	—	—	—

BALANCE, December 31, 2008	5,425	$1,074	20,647,496	$206	$—

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	PREFERRED STOCK DIVIDEND DECLARED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	(In thousands, except share data)
BALANCE, December 31, 2005	$123	$75,787	$(65,470)	$11,135
—Stock based compensation	—	617	—	617
—Stock based compensation forfeited	—	3	—	3
—Stock options and warrants exercised for cash and other	—	2,127	—	2,134
—Preferred stock dividends declared	488	—	(488)	—
—Preferred stock dividends paid in kind	(479)	—	—	—
—Common stock issued in acquisition	—	3,033	—	3,042
—Beneficial conversion feature associated with preferred stock	—	458	(458)	—
—Issuance of treasury shares for stock based compensation	—	(264)	—	—
—Beneficial conversion feature associated with convertible notes issued in acquisition, net of accretion	—	680	—	680
—Net income	—	—	21,815	21,815

BALANCE, December 31, 2006	$132	$82,441	$(44,601)	$39,426
—Stock based compensation	—	2,487	—	2,487
—Restricted stock, net of forfeitures	—	—	—	—
—Stock options and warrants exercised for cash and other	—	2,216	—	2,225
—Preferred stock dividends declared	127	—	(503)	(376)
—Preferred stock dividends paid in kind	(256)	—	—	—
—Common stock issued for cash, net of offering costs	—	6,221	—	6,228
—Beneficial conversion feature associated with preferred stock	—	255	(255)	—
—Preferred stock conversion	—	377	—	—
—Net income	—	—	10,169	10,169

BALANCE, December 31, 2007	$3	$93,997	$(35,190)	$60,159
—Stock based compensation	—	1,233	—	1,233
—Restricted stock, net of forfeitures	—	1,218	—	1,223
—Stock options and warrants exercised for cash and other	—	2,512	—	2,523
—Preferred stock dividends declared	—	—	(489)	(489)
—Common stock issued in legal settlement	—	(4)	—	—
—Common stock retired	—	1	—	—
—Preferred stock conversion	—	88	—	—
—Net loss	—	—	(13,640)	(13,640)

BALANCE, December 31, 2008	$3	$99,045	$(49,319)	$51,009

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,815	$10,169	$(13,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	5,660	10,761	13,313
(Gain) loss on property, plant and equipment disposals	(48)	(173)	358
Stock based compensation expense	620	2,487	1,233
Accretion of discount on convertible notes	100	511	141
Amortization of loan closing costs	850	1,013	1,148
Impairment of goodwill and intangibles	—	—	25,047
Impairment of fixed assets	—	—	417
(Gain) loss extinguishment of debt	(15)	1,100	(120)
Provision for doubtful accounts	—	60	375
Deferred taxes	(6,805)	4,328	2,865
Changes in operating assets and liabilities:
Trade receivables	(448)	(4,711)	(4,586)
Other receivables	(314)	(729)	39
Parts and supplies inventory	(345)	(1,583)	(111)
Prepaid expenses and other current assets	2,239	4,615	5,090
Other assets	(1,191)	(334)	55
Accounts payable and accrued expenses	242	7,067	(2,968)

Net cash provided by operating activities	22,360	34,581	28,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	(23,976)	(23,673)	(20,836)
Investment in restricted cash	(1,114)	—	(1,142)
Return of restricted cash	—	—	689
Proceeds from collection of other receivables	3,870	420	—
Proceeds from disposal of property, plant and equipment	224	1,578	1,009
Purchase of property, plant and equipment	(5,124)	(13,848)	(12,249)

Net cash used in investing activities	(26,120)	(35,523)	(32,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	18,970	14,934	19,232
Principal payments on long-term debt	(10,835)	(26,240)	(19,604)
Borrowings (payments) on line of credit, net	6,904	7,070	(7,548)
Preferred stock dividends paid in cash	—	(129)	(491)
Loan closing costs	(1,011)	(2,420)	(1,752)
Proceeds from stock options and warrants exercised	2,134	2,225	2,648
Proceeds from issuance of common stock	—	6,357	—

Net cash provided by (used in) financing activities	16,162	1,797	(7,515)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,402	855	(11,388)
CASH, at beginning of year	174	12,576	13,431

CASH, at end of year	$12,576	$13,431	$2,043

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
	(In thousands)
Supplemental cash flow disclosures:
Cash paid for interest	$3,954	$5,329	$5,505

Cash paid for income taxes	$—	$236	$789

Supplemental non-cash disclosures:
Equipment acquired under capital lease	$—	$58	$—

Premium financed with insurance carrier	$4,196	$6,663	$3,109

Application of restricted cash to capital lease payable and other	$—	$—	$625

Equipment note paid off in sale/leaseback	$—	$201	$132

Equipment transferred in satisfaction of settlement of accrued liability	$—	$—	$750

Beneficial conversion feature associated with issuance of preferred stock	$458	$255	$—

Dividends declared but not paid	$488	$—	$—

Equipment under capital lease exchanged in sale/leaseback	$596	$—	$—

Equipment financed	$715	$—	$—

Shareholder notes issued in acquisitions	$8,000	$8,500	$8,000

Conversion of preferred stock to common	$—	$377	$88

Common stock issued in acquisition	$3,042	$—	$—

Beneficial conversion feature associated with issuance of shareholder notes	$680	$—	$—

Preferred stock issued as dividends paid-in-kind	$479	$256	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

We are a leading, integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey, (ii) drilling fluid transportation and disposal services, (iii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry, (iv) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico and various exploration and production areas in the United States of America and (v) other specialized services such as metal stress relieving and wellhead installation and preheating.

At December 31, 2008, we operated in five business segments—Seismic Services, Fluid and Transportation Services, Environmental Services, Equipment Leasing and Other Services.

The principal market of our Seismic Services segment is the marsh, swamps, shallow water and contiguous dry areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we believe we are the leading provider of seismic drilling support services.

Our Fluid and Transportation Services division provides the sale and transportation of drilling, completion and production fluids.

Our Environmental Services division provides dock-side and offshore tank, vessel, boat and barge cleaning services principally to major and independent oil and gas companies operating in the Gulf of Mexico and the disposal of oilfield waste at our company-operated disposal facilities.

Our Equipment Leasing division provides various pieces of oilfield equipment to offshore and land-based oil production rigs and drilling contractors operating primarily in Louisiana, Texas, Utah and Wyoming.

Our Other Services division provides various services such as metal stress relieving and wellhead installation services to offshore and land-based oil production rigs and drilling contractors operating primarily in Louisiana and the Gulf of Mexico.

We receive our revenues principally from customers in the energy industry. This volatile market has impacted our ability, as well as that of our customers and others in the industry, to change their forecasts and budgets in response to future uncertainties of commodity pricing. These fluctuations can rapidly impact our cash flows as supply and demand factors impact the number and size of seismic projects available. The demand for our services increased significantly in 2007 and much of 2008. However, the demand for these services diminished in the fourth quarter of 2008 with the fall of global and domestic oil and natural gas prices.

We adjust our operations to current market conditions by downsizing, when necessary, our operations through closure of certain operating locations, disposing of excess equipment and reducing our corporate overhead structure.

In February 2006, we acquired Preheat, Inc. (“Preheat”), a premier provider of rental equipment and specialized environmental services principally to drilling contractors operating in the Gulf of Mexico. (See Note 12).

In November 2006, we acquired Rig Tools, Inc. (“Rig Tools”), a leading rental equipment supplier to land-based drilling contractors operating primarily in Louisiana and Texas. (See Note 12).

In February 2007, we acquired certain seismic drilling assets of Cypress Consulting Services, Inc. (“Cypress”), a provider of seismic services and employee leasing. Cypress serves many of the same customers as our core Seismic Services operations (See Note 12).

In March 2007, we acquired Charles Holston, Inc. pursuant to a Membership Interest Purchase and Sale Agreement to acquire BMJ Industrial Investment, L.L.C., and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, cleaning and waste disposal, dockside and offshore cleaning; and offshore sandblasting and painting operating primarily, in Louisiana and Texas (See Note 12).

Effective June 7, 2007, we acquired certain assets of Bailey Operating, Inc. (“BOI”). The assets acquired include a salt water disposal well, related permits and well-site equipment located on approximately five acres of land in Bowie, Texas (See Note 12).

In January 2008, we acquired the assets of B.E.G. Liquid Mud Services Corp (“BEG”) pursuant to an Asset Purchase Agreement. BEG supplies and provides transportation of drilling fluids in the Texas markets from location in Giddings, Bryan and Woodville, Texas (See Note 12).

In April 2008, we acquired Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”) pursuant to a Stock Purchase and Sale Agreement. Industrial Lift has an extensive rental fleet of forklifts and manlifts. It operates from locations in Broussard, Louisiana and Lincoln, Texas (See Note 12).

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates include asset impairments, useful lives for depreciation and amortization, salvage values of depreciable equipment, valuation of warrants and options, allowance for doubtful accounts receivables and the utilization of deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

We derive revenue from two types of activities—services and equipment rentals. Service activities include drilling, seismic surveys, permitting, environmental clean-up, fluid transportation, wellhead installation, metal stress relieving and other services. Rentals activities relate to our equipment leasing operations. Revenue from our drilling operations is recognized on a per hole basis. Once we have drilled and loaded a source point, revenue from the drilling of such source point is recognized. Similarly, revenue is recognized from our seismic survey operations either on a day rate or per mile basis. Under the per mile basis, revenue is recognized when the source or receiving point is marked by one of our survey crews. Permitting revenue is recognized on a per day basis as services are rendered. Environmental revenue is recognized upon completion of each cleaning project. Revenues for wellhead installations, metal stress relieving and other services are recognized upon completion of each project, all of which have relatively short durations lasting from one to five days. Transportation revenues are billed by the hour, load or barrel. Equipment rental revenue is recognized on a daily basis.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $1.1 million included in restricted cash at December 31, 2007 represented cash held in escrow related to the purchase of an aircraft which was released from restriction during the first quarter of 2008. The proceeds were used to settle the outstanding balance of a capital lease payable with the remaining proceeds remitted to us. The $0.9 million included in restricted cash at December 31, 2008 represents cash deposited into an irrevocable trust as part of a legal settlement which was paid to the trust beneficiary in January 2009.

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

Additions to property and equipment and major replacements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are charged to expense as incurred. Capitalized equipment, which is fabricated, is comprised of direct and indirect costs incurred during fabrication. Costs include materials and labor consumed during fabrication. Interest is also capitalized during the fabrication period. There was no interest capitalized for the years ended December 31, 2006, 2007 and 2008.

Assets held for sale are recorded at the lower of their net book value or their net realizable value which is determined based upon an estimate of their fair market value less the cost of selling the assets. An impairment is recorded to the extent that the amount that was carried on the books is in excess of the net realizable value. Assets held for sale at December 31, 2008 are seven marsh buggies and one helicopter.

IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. In 2008, we recorded an impairment charge $0.1 million for seven marsh buggies and $0.3 million for a helicopter. In 2006 and 2007, the marsh buggies were classified as held for sale. In 2008, the helicopter is also classified as held for sale. There were no impairment charges for 2006 or 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2007 and 2008, we have goodwill of $15.0 million and $8.6 million, respectively. We periodically assess the recoverability of the unamortized balance based on expected future profitability and undiscounted future cash flows of the acquisitions and their contribution to our overall operation. If an impairment is required, discounted future cash flows or other measures of fair value are used to determine the ultimate impairment recorded. In conjunction with the acquisition of AirJac during 2002, we recorded a customer intangible of $1.9 million which was being amortized over a period of 20 years; with the acquisition of Trussco, Inc. (“Trussco”) in 2004, we recorded intangibles of $3.9 million which were being amortized over various time periods ranging from three to 20 years and goodwill of $3.4 million; with the acquisition of Preheat in 2006, we recorded goodwill of $4.4 million and intangibles of $3.5 million which were being amortized over various time periods ranging from three to 10 years; with the acquisition of Rig Tools in 2006, we recorded intangibles of $2.9 million which were being amortized over various time periods ranging from four to 13 years and goodwill of $5.6 million; with the acquisition of Cypress in 2007, we recorded intangibles of $6.2 million which were being amortized over ten years; with the acquisition of Holston in 2007, we recorded intangibles of $6.4 million which were being amortized over various time periods ranging from three to 20 years and goodwill of $5.3 million; with the acquisition of BEG in 2008 we recorded intangibles of $5.4 million which were being amortized over ten years; with the acquisition of Industrial Lift in 2008, we recorded goodwill of $3.7 million and intangibles of $1.7 which were being amortized over ten years.

We recorded $0.5 million, $1.7 million and $3.6 million, respectively, in amortization expense related to the intangible assets for the years ended December 31, 2006, 2007 and 2008.

In 2008, we determined, because of current market conditions, that future cash flows may not be sufficient to recover the value of certain identified intangibles and portions of goodwill related to certain acquisitions and that they were impaired and therefore we recorded an impairment charge of $25.0 million.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 became effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Our consolidated financial statements have not been materially impacted by the adoption of FIN 48.

In May 2007, the FASB issued FIN 48-1 “Definition of ‘Settlement’ in FASB Interpretation No. 48” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Our adoption of FIN 48, effective January 1, 2007, was consistent with FIN 48-1.

STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Options that were not vested as of January 1, 2006 were fair valued using Black-Scholes and those amounts are recorded as stock-based compensation prospectively over the remaining service period.

EARNINGS PER SHARE

We account for our earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic loss per share we consider dividends and accretion on the Series B Preferred and Series C Preferred as a reduction of net income from operations in computing basic net income (loss) per share. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. Convertible preferred stock, convertible debt instruments, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

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

2.	VALUATION ALLOWANCE ACCOUNTS

The allowance for uncollectible accounts consists of the following:

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO EXPENSE	OTHER ADDITIONS	WRITE-OFF OF UNCOLLECTIBLE AMOUNTS	BALANCE AT END OF PERIOD
	(In thousands)
December 31, 2008 Allowance for uncollectible accounts	$130	$375	$—	$252	$253

December 31, 2007 Allowance for uncollectible accounts	$128	$60	$—	$58	$130

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	DECEMBER 31,
	2007	2008
	(In thousands)
Land	$793	$493
Building and improvements	8,200	9,103
Drilling, field and support equipment	79,382	105,894
Aviation equipment	1,438	—
Shop equipment	1,153	721
Office equipment	2,261	2,387
Vehicles	4,291	4,991
Construction in progress	734	751

	98,252	124,340
Less: accumulated depreciation	(37,215)	(43,686)

Total property, plant and equipment, net	$61,037	$80,654

During 2008, some of our facilities and equipment were damaged as a result of Hurricanes Ike and Gustav. As a result of the storms, we incurred damages of approximately $0.5 million. Excluding nominal deductibles, the damage was covered by insurance. A receivable related to insurance proceeds in the amount of $0.1 million is included in receivables in the consolidated financial statements at December 31, 2008.

4.	LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2007 and December 31, 2008, long-term debt consists of the following:

	DECEMBER 31,
	2007	2008
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (9.25% at December 31, 2007 and 6.50 % at December 31, 2008) maturing July 31, 2023, secured by real estate	$1,288	$1,243
Notes payable to a finance company with interest at 8%, maturing February 10, 2013, secured by real estate, paid in full	152	—
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	8,500	6,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011, net of beneficial conversion of $71 at December 31, 2007 and $0 at December 31, 2008(1)	4,929	11,500
Promissory notes payable to finance companies secured by vehicles and equipment	642	492
Capital leases payable to finance companies secured by an aircraft and equipment	549	39
Subordinated promissory note to a former debenture holder with a fixed interest rate of 8%, unsecured, paid in full	197	—
Term Loan payable to a bank, variable interest rate at 30-day LIBOR plus 2.75% (3.71% at December 31, 2008), secured by various equipment, maturing April 23, 2013	—	44,000
Term and Capex Loans payable to a bank, variable interest rate at LIBOR plus 2% (ranging from 6.63% to 6.93% at December 31, 2007), secured by various equipment, paid in full	33,026	—

Total	49,283	63,274
Less: current maturities	(14,456)	(17,564)

Long-term debt, less current maturities	$34,827	$45,710

(1)	See Note 12 regarding Rig Tools’ stockholder notes.

Annual maturities of long-term debt during each of the years ended December 31, are as follows:

YEAR ENDED DECEMBER 31,
(In thousands)
2009	$17,564
2010	14,053
2011	10,542
2012	8,117
2013 and thereafter	12,998

$63,274

The estimated fair value of long-term debt is determined based on borrowing rates currently available to the Company for notes with similar terms and average maturities and approximates the carrying value as of December 31, 2007 and 2008.

Loan closing costs at December 31, 2007 and 2008 are displayed on the balance sheet, net of accumulated amortization of $3,433 and $4,582, respectively. These costs are capitalized as incurred and amortized to interest expense using the effective-interest method.

SENIOR CREDIT FACILITY

Effective April 24, 2008, we increased our credit facility to $90.0 million (“Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.25% (3.22% at December 31, 2008) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2008, we had $9.8 million outstanding under the Revolver. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Line and the Revolver have been classified as a current liability as of December 31, 2007 and December 31, 2008, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

On August 28, 2008, the Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the Senior Credit Facility in order to make syndication of the loan more manageable.

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in April 2013 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accrues interest at the 30-day LIBOR plus 2.75% (3.71% at December 31, 2008). The Term Loan contains customary financial covenants and limitations on capital expenditures. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of Industrial Lift. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of December 31, 2008, we had $44.0 million outstanding under the Term Loan.

CAPITAL LEASES

We leased several vehicles used in our seismic services and environmental operations under 40-month capital leases. In February 2006, the capital leases on vehicles were paid off through a sale/leaseback transaction with a third party leasing company. The capital leases were replaced with 24 month operating leases expiring in the first quarter of 2008.

In December 2006, we acquired a corporate-configured helicopter under capital lease for internal use. The capital lease matured in 2008. In March 2007, we acquired a forklift under capital lease. The capital lease matures in February 2012. The capital lease for the helicopter was paid in full in January 2008. The aircraft, net of impairment charge of $0.3 million, is included in Assets Held for Sale at December 31, 2008.

Total cost and related accumulated depreciation of assets held under capital lease was $1.5 million and $0.1 million, respectively, at December 31, 2007. The cost and related accumulated depreciation of assets held under capital lease were nominal at December 31, 2008.

Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was approximately $0.1 million for each year respectively, for all assets held under capital lease.

The future minimum lease payments for capital leases as of December 31, 2008 are $0.001 million for each of 2009, 2010 and 2011 with $0.001 million representing interest.

PREHEAT NOTES

In connection with the purchase of Preheat (See Note 12) in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. At December 31, 2007 and 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated for cause the employment of one of the Preheat stockholders. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

RIG TOOLS NOTES

In connection with the purchase of Rig Tools (See Note 12) in November 2006, we issued $4.0 million in 5% promissory notes payable to certain Rig Tools stockholders (“Rig Tools Notes”). The Rig Tools Notes consisted of three separate notes with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes could have been prepaid at any time and were convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which was being amortized to interest expense over the life of the notes. At December 31, 2007 and 2008, the Rig Tools Notes had a balance of $1.0 million and $0, respectively. The beneficial conversion feature had an unamortized balance of $0.1 million and $0 at December 31, 2007 and 2008, respectively.

CHARLES HOLSTON NOTES

In connection with the acquisition of Holston (See Note 12) in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively.

CYPRESS NOTE

In connection with the acquisition of certain assets of Cypress (See Note 12) in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount is reflected as a gain on early extinguishment of debt in the financial statements. At December 31, 2007 and 2008, the Cypress Note had a balance of $3.0 million and $1.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of BOI (See Note 12) in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and 2008, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of BEG (See Note 12) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008, the BEG Notes had a balance of $4.0 million.

ILT NOTES

In connection with the acquisition of Industrial Lift (See Note 12) in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (“ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. At December 31, 2008, the ILT Notes had a balance of $4.0 million.

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

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of the Subordinated Debenture Notes. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable Subordinated Debenture Notes. The remaining Subordinated Debenture Note matured and was paid in 2008. At December 31, 2007 and 2008, the remaining Subordinated Debenture Note had a balance of approximately $0.2 million and $0, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	BALANCE DECEMBER 31, 2006	2007		BALANCE DECEMBER 31, 2007	2008		BALANCE DECEMBER 31, 2008
		ADDITIONS	REDUCTIONS		ADDITIONS	REDUCTIONS
	(In thousands)
Goodwill	$14,645	$517	$—	$15,162	$8,438	$(14,862)	$8,738
Acquisition costs	1,860	217	—	2,077	209	(314)	1,972

Less Accumulated Amortization	(124)	—	—	(124)	—	—	(124)

Total unamortizable assets	16,381	734	—	17,115	8,647	(15,176)	10,586

Customer lists	2,359	12,944	—	15,303	526	(11,954)	3,875
Trademark/tradename	2,900	1,232	—	4,132	1,054	(401)	4,785
Non-compete agreements	240	917	—	1,157	757	(882)	1,032
Favorable lease	—	196	—	196	—	(196)	—
Licenses and permits	800	2,900	—	3,700	4,991	—	8,691

Less Accumulated Amortization	(1,999)	(1,704)	—	(3,703)	(3,563)	3,263	(4,003)

Net amortizable assets	4,300	16,485	—	20,785	3,765	(10,170)	14,380

Total intangibles, net	$20,681	$17,219	$—	$37,900	$12,412	$(25,346)	$24,966

Intangible assets by segment, net of accumulated amortization at December 31 are as follows:

	BALANCE DECEMBER 31, 2006	2007		BALANCE DECEMBER 31, 2007	2008		BALANCE DECEMBER 31, 2008
		ADDITIONS	REDUCTIONS(1)		ADDITIONS	REDUCTIONS(1)
	(In thousands)
Seismic services	$3,426	$5,913	$(583)	$8,756	$439	$(7,075)	$2,120
Fluid and transportation services	500	6,940	(422)	7,018	10,016	(6,505)	10,529
Environmental services	5,827	—	(309)	5,518	—	(281)	5,237
Equipment leasing	10,928	6,070	(390)	16,608	5,521	(15,049)	7,080
Other services	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—

Total intangibles by segment, net	$20,681	$18,923	$(1,704)	$37,900	$15,976	$(28,910)	$24,966

(1)	Includes amortization charged to expense during the year

YEAR ENDED DECEMBER 31,	AGGREGATE AMORTIZATION EXPENSE	ESTIMATED AGGREGATE AMORTIZATION EXPENSE
	(In thousands)
2006	$465	$—
2007	1,704	—
2008	3,563	—
2009	—	1,482
2010	—	1,482
2011	—	1,482
2012	—	1,267
2013	—	1,224
Thereafter	—	6,961

Goodwill, net of amortization, at December 31, 2008 is comprised of $2.0 million is attributable to our previous acquisition of Gulf Coast Resources, $2.2 million attributable to our acquisition of Trussco in 2004, and $4.4 million attributable to our acquisition of Preheat at in 2006.

6.	RELATED PARTY TRANSACTIONS

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion of a term loan. Our Series C Preferred is convertible into our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.5 million. On August 29, 2005, the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

The prior term loan agreement, and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred were satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. Consequently, the accrued dividends from April 2007 to December 2007 of $0.1 million and for 2008 of $0.5 million were paid in cash.

In connection with the purchase of Preheat (see Note 12) in February 2006, we issued the Preheat Notes. The Preheat Notes consist of three separate notes issued to the former owners who became employees with $2.7 million maturing in February 2008 and $0.5 million and $0.8 million maturing in February 2009. At December 31, 2007 and 2008, the Preheat Notes had a balance of $4.0 million. In February 2008, we terminated for cause the employment of one of the Preheat stockholders. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. Consequently, the Preheat notes remain recorded as a liability in the financial statements pending resolution of the matter.

In connection with the purchase of Rig Tools (see Note 12) in November 2006, we issued the Rig Tools Notes. The Rig Tools Notes consist of three separate notes issued to the former owners who are now employees with $3.0 million maturing in November 2007 and $1.0 million maturing in November 2008. The Rig Tools Notes could have been prepaid at any time and were convertible into shares of our common stock at a price of $8.00 per share. We recorded a beneficial conversion feature of $0.7 million related to the stock valuation at closing which was amortized over the life of the notes. At December 31, 2007 and 2008, the Rig Tools Notes had a balance of $1.0 and $0.0 million less unamortized beneficial conversion of $0.1 million and $0, respectively.

In connection with the purchase of Holston (see Note 12) in March 2007, we issued the Holston Notes. The Holston Notes consist of three separate notes issued to the former owners who are now employees with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2007 and 2008, the Holston Notes had a balance of $5.0 million and $4.0 million, respectively. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now employees of the Company. This receivable had a balance at December 31, 2007 and 2008 in the amount of $0.3 million and $0.2 million, respectively.

In connection with the acquisition of certain assets of Cypress (see Note 12) in February 2007, we issued $3.0 million in Cypress Notes to the former owners who are now employees. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. At December 31, 2007 and 2008, the Cypress Note had a balance of $3.0 million and $1.0 million, respectively.

In connection with the acquisition of BOI (see Note 12) in June 2007, we issued the Bailey Note to the former owner who is now an employee. The Bailey Note is payable on or before May 31, 2010. At December 31, 2007 and 2008, the Bailey Note had a balance of $0.5 million.

In connection with the acquisition of certain assets of BEG (see Note 12) in January 2008, we issued the BEG Notes to certain shareholders of BEG, two of which are now employees of the Company. The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008, the BEG Notes had a balance of $4.0 million.

In connection with the acquisition of Industrial Lift, we issued the ILT Notes. The shareholder is currently an employee of the Company. The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. At December 31, 2008, the ILT Notes had a balance of $4.0 million.

7.	VENDOR, CUSTOMER AND CREDIT CONCENTRATION

During the year ended December 31, 2006, two customers associated with the Seismic Services segment, accounted for 32% (17%, and 15%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2006, are amounts receivable from these customers totaling approximately 25% (18%, and 7%, respectively) of total accounts receivable.

During the year ended December 31, 2007, one customer associated with the Seismic Services segment, accounted for 11% of our total revenues. Included in accounts receivable as of December 31, 2007, are amounts receivable from this customers totaling approximately 7% of total accounts receivable.

During the year ended December 31, 2008, two customers accounted for 21% (11% and 10%, respectively) of our total revenues. Included in accounts receivable as of December 31, 2008, are amounts receivable from these customers totaling approximately 6% (4% and 2%, respectively) of total accounts receivable.

8.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Total rental expense inclusive of equipment leased on a short-term basis, was $3.5 million, $4.9 million and $4.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

We have the following operating lease commitments under non-cancelable lease terms, as of December 31, 2008:

	PAYMENTS DUE BY PERIOD
	2009	2010	2011	2012	2013 and Thereafter	Total
	(In thousands)
Operating leases	$3,385	$2,689	$1,323	$159	$93	$7,649

DEBENTURE LITIGATION

On August 26, 2005, we entered into a settlement agreement and mutual release (“Agreement and Release”) with two of the three holders of our 6.5% subordinated debentures. Under terms of the Agreement and Release, we paid $1.5 million in cash from the proceeds of a new $25.0 million multiple draw term credit facility, and issued 750,000 shares of our common stock in full satisfaction of the applicable approximately $4.3 million of unsecured subordinated promissory notes (“Subordinate Debenture Notes”). At December 31, 2008, the remaining Subordinated Debenture Note had been paid in full.

EMPLOYMENT AGREEMENTS

We entered into Stock-Based Award Incentive Agreements with Mr. James Eckert and Mr. Darcy Klug on June 30, 2004. At the time of the agreements, Messrs. Eckert and Klug were Chief Executive Officer and

Executive Vice President, respectively, of the Company. Effective January 5, 2007, we entered into new Restricted Stock and Stock-Based Award Incentive Agreements (collectively “RSAs”) with Messrs. Eckert and Klug. The RSAs provided for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock became fixed and payable in the event of (i) a change in control or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer would have received the right to a cash payment of $1.2 million. The revised RSAs would have terminated on December 31, 2008, and any unvested restricted common stock or stock-based awards would have terminated and lapsed.

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

In conjunction with the NRSA, we mutually terminated the RSA with Mr. Eckert and entered into an Amended and Restated Employment Agreement (“Amended Agreement”) with Mr. Eckert which was effective until June 30, 2008. Additionally, we entered into a Consulting Agreement (“Consulting Agreement”) with Mr. Eckert pursuant to which we have retained Mr. Eckert as an independent contractor to perform consulting services for us until June 30, 2009.

We have employment agreements with our executive officers and some former shareholders of companies we acquired. These agreements generally last two or three years and have renewal provisions at our option.

OTHER CONTINGENCIES

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

We maintain insurance coverage for various aspects of our business and operations. We retain a portion of losses that occur through the use of deductibles and, to a limited extent, self-funded insurance programs. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. As of December 31, 2008, no liability related to remediation efforts were recorded, since none were deemed necessary.

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial

Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit seeks, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged inducement to enter into the purchase agreement by criminal or fraudulent conduct, securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. At this point, we are unable to assess the ultimate impact of this litigation on our financial position, results of operations or cash flows. We, together with the other defendants, have filed a motion to dismiss the lawsuit and that motion remains pending with the court. We believe the claims against us are without merit and are vigorously contesting the legal action.

9.	STOCKHOLDERS’ EQUITY

COMMON STOCK

We currently have 45,000,000 shares of our $0.01 par value common stock authorized; of these authorized shares, there were 18,727,615 and 20,647,496 issued at December 31, 2007 and 2008, respectively.

During 2007, we issued 665,429 shares of our common stock pursuant to a Common Stock Purchase agreement between the Company and Fusion Capital Fund II, LLC (“Fusion Agreement”). In accordance with terms of the Fusion Agreement, we issued 628,300 common shares in exchange for proceeds of $6.4 million and we issued 37,129 common shares as commitment shares to Fusion Capital Fund II, LLC. No shares were issued in 2008. The Stock Purchase Agreement expired in August 2008.

On April 29, 2008, we issued 400,000 shares of our common stock in partial settlement of litigation between Mr. Klug and the Company (See Note 8).

PREFERRED STOCK

At December 31, 2008, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C Preferred in conjunction with the completion of a senior credit facility at the time. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C Preferred and the warrant exercise prices were supported by a fairness opinion issued by a third party. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.3 million, net of offering costs of $0.2 million. The proceeds of the issuance were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the remaining allocated value to the preferred stock. In addition, the conversion terms of the preferred stock result in a beneficial conversion feature valued at approximately $0.7 million. As a result of the terms of conversion, we recorded a one time charge to retained earnings for this amount representing a deemed dividend to the preferred stockholders with the offset recorded in additional paid in capital.

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

The prior term loan agreements and the senior credit facility restricted the payment of cash dividends. Consequently, the dividend obligation related to the Series C Preferred had been satisfied through the issuance of PIK dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in a beneficial conversion feature resulting in a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

Effective April 29, 2007, the loan and security agreement governing the term loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other loan covenants. We paid cash dividends on the preferred equity shares during 2007 and 2008 in the amount of $0.1 million and $0.5 million, respectively.

During 2007, a total of 379 shares of our Series C Preferred were converted into 194,359 shares of our common stock. Additionally, a total of 618,000 warrants were exercised during 2007 resulting in proceeds to the Company of approximately $1.4 million.

During 2008, a total of 88 shares of our Series C Preferred were converted into 44,615 shares of our common stock. Additionally, a total of 1,050,000 warrants were exercised during 2008 resulting in proceeds to the Company of approximately $2.6 million

At December 31, 2008, 5,396 shares of Series C Preferred remain outstanding and are convertible into 2,767,179 shares of our common stock at a conversion rate of $1.95 per share.

EARNINGS PER SHARE

Basic EPS is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. We had 174,703, 298,840, and 1,345,258 options outstanding at December 31, 2006, 2007 and 2008, respectively, which were excluded from the calculation of diluted EPS as they were antidilutive. In addition, warrants to purchase up to 541,500, 151,500, and 2,965,992 shares of common stock were also excluded at December 31, 2006, 2007, and 2008, respectively, as they were antidilutive. Additionally, Rig Tools Notes convertible into 83,562, 437,329 and 104,167 shares of common stock, Holston Notes convertible into 0, 362,925, and 432,900 shares of common stock, BEG Notes convertible into 0, 0, and 1,027,913 shares of common stock and Industrial Lift Notes convertible into 0, 0, and 228,597 shares of common stock were excluded from the calculation of Diluted EPS for 2006, 2007, and 2008, respectively, as they were antidilutive. Additionally, preferred stock convertible into 0,0, and 2,786,133 shares of common stock were excluded from the calculation as they were antidilutive.

The following table sets forth the computation of basic and diluted weighted average shares outstanding used to compute earnings per share for each year, respectively:

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
	(In thousands)
Numerator:
Net income (loss) available to common stockholders	$20,869	$9,411	$(14,129)
Dilutive effect of preferred stock	946	758	—
Dilutive effect of shareholder notes	28	—	—

Net income (loss) available to common stockholders with assumed conversions	$21,843	$10,169	$(14,129)

Denominator:
Basic earnings (loss) per share weighted average shares	16,190	18,077	19,740
Stock options	712	298	—
Warrants	4,661	4,337	—
Contingently issuable shares	45	45	—
Preferred stock	2,790	2,877	—
Shareholder notes	61	—	—

Denominator for dilutive earnings (loss) per share-adjusted for weighted average shares with assumed conversions	24,459	25,634	19,740

Basic income (loss) per common share:
Net income (loss) available to common stockholders	$1.29	$0.52	$(0.72)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.89	$0.40	$(0.72)

STOCK BASED COMPENSATION

We have stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The OMNI Energy Services Corp. Seventh Amended and Restated Stock Incentive Plan (the “Stock Plan”), provides for 4,250,000 shares of our common stock, of which 462,776 shares were available for issuance at December 31, 2008. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares, of which 57,091 shares were available for issuance at December 31, 2008.

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

There was $0.6 million, $1.0 million and $1.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the year ended December 31, 2006, 2007 and 2008, respectively. In addition, restricted stock awarded and options vested in 2007 and 2008 amounted to $2.7 million and $0.1 million, respectively.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $0.0 million, $1.9 million and $3.3 million (employee share), respectively. During the years ended December 31, 2008, 2007 and 2006, the amount of cash we received from the exercise of stock options was approximately $0.0 million, $0.9 million and $1.2 million (Company share), respectively. The following table summarizes information about non-vested stock option awards as of December 31, 2007 and changes for the year ended December 31, 2008:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-vested at December 31,2007	474,888	$3.80
Granted	817,000	2.66
Vested	(389,776)	2.94
Forfeited	(155,138)	7.50

Non-vested at December 31, 2008	746,974	$3.00

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on our stock. We used the simplified method to derive an expected term because we feel that the actual terms are not indicative of our actual experience. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

At December 31, 2007 and 2008, there was $1.8 million and $2.2 million, respectively, of total unrecognized compensation cost related to non-vested non-qualified stock option awards that is expected to be recognized over a weighted-average period of 2.05 years. The total fair value of options vested during the year ended December 31, 2008 and 2007 was $1.1 million and $1.0 million, respectively.

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

The weighted average fair value at date of grant for options granted during 2008 was $2.66 per option. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 53%; (c) average risk-free interest rate of 3.38%; and (d) expected life of 6.5 years.

A summary of our employee stock options as of December 31, 2006, 2007 and 2008, and changes during the years then ended, are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	INCENTIVE PLAN OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (Years)	AGGREGATE INTRINSIC VALUE (In Thousands)
Balance at December 31, 2005	$2.69	937,827	7.6	$928

Exercisable	$2.77	592,011	6.6	$539

Granted	5.38	344,250
Exercised	3.00	(399,029)
Forfeited	4.14	(26,681)

Balance at December 31, 2006	$3.59	856,367	8.1	$5,309

Exercisable	$2.85	474,210	6.1	$3,291

Granted	9.67	431,800
Exercised	2.68	(327,378)
Forfeited	6.27	(59,259)

Balance at December 31, 2007	$6.65	901,530	8.4	$—

Exercisable	$5.38	426,642	8.0	$—

Granted	4.77	817,000
Exercised	2.97	(7,766)
Forfeited	7.50	(156,627)

Balance at December 31, 2008	$5.59	1,554,137	8.3	$—

Exercisable	$5.54	807,163	7.7	$—

As mentioned in Note 8, RSA’s were entered into on January 3, 2007. The RSAs provide for the granting of between 400,000 and 500,000 shares of our restricted common stock to each of the executive officers on the terms set forth in the RSAs. The number of shares of restricted stock would have become fixed and payable in the event of (i) a change in control of or the receipt by our Board of Directors of a change of control offer as defined by the RSAs; (ii) termination without cause; or (iii) death or disability. Additionally, at the time of vesting in the restricted shares, each executive officer would receive the right to a cash payment of $1.2 million. The RSAs were terminated during 2008.

RESTRICTED STOCK

In 2007 and 2008, we issued 12,500 shares and 62,500 shares, respectively, of restricted stock under our Stock Plan in accordance with employment agreements entered into with our executives. During 2008, we issued 400,000 shares of restricted stock, under our Stock Plan in accordance with the NRSA described in Note 8 above.

The following table summarizes activity of unvested restricted stock awards as of December 31, 2006, 2007 and 2008:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Non-vested at December 31, 2006	—	$—
Granted	12,500	$5.43
Vested	—	$—

Non-vested at December 31, 2007	12,500	$5.43	$61
Granted	462,500	$4.83
Vested	(404,167)	$4.89

Non-vested at December 31, 2008	70,833	$4.53	$89

At December 31, 2008, $0.2 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 3.25 years.

WARRANTS

A summary of our warrants as of December 31, 2006, 2007 and 2008, and changes during the years then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2005	$2.73	7,223,449

Exercisable	$2.73	7,223,449

Granted	—	—
Exercised	2.57	362,799
Forfeited	—	—

Balance at December 31, 2006	$2.73	6,860,650

Exercisable	$2.73	6,860,650

Granted	—	—
Exercised	2.25	618,000
Forfeited	—	—

Balance at December 31, 2007	$2.78	6,242,650

Exercisable	$2.78	6,242,650

Granted	—	—
Exercised	2.50	1,050,000
Forfeited	—	—

Balance at December 31, 2008	$2.84	5,192,650

Exercisable	$2.84	5,192,650

During the years ended December 31, 2006, 2007 and 2008, we received proceeds from the exercise of warrants totaling approximately $0.9 million, $1.4 million and $2.6 million, respectively.

10.	INCOME TAXES

The components of deferred tax assets and liabilities as of December 31, are as follows:

	DECEMBER 31,
	2007	2008
Deferred Tax Assets:
Allowance for doubtful accounts	$341	$372
Net operating loss carryforward and credits	2,640	598
Impairment of taxable intangibles	—	2,450
Accrued transition incentives	1,915	—
Accrued expenses and other	922	12

Total deferred tax assets	5,818	3,432

Deferred Tax Liabilities:
Property and equipment	10,727	17,206
Intangibles	1,257	3,439

Total deferred tax liabilities	$11,984	$20,645

Net deferred tax assets	$5,818	$384

Net deferred tax liabilities	$11,984	$17,597

The income tax benefit (expense) for the years ended December 31, consisted of the following:

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
	(In thousands)
Current benefit (expense)	$(342)	$(683)	$(291)
Deferred benefit (expense)	(5,437)	(4,821)	(2,862)
Less: change in valuation allowance	12,584	—	—

Total tax benefit (expense)	$6,805	$(5,504)	$(3,153)

Federal	$6,010	$(4,706)	$(2,315)
State	795	(798)	(838)

Total tax benefit (expense)	$6,805	$(5,504)	$(3,153)

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, is shown below:

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
Statutory federal rate	34%	34%	(34)%
Non-deductible impairment	—	—	48
Stock-based compensation	—	—	8
Non-deductible expense and other	3	(2)	4
State taxes	3	3	5
Valuation allowance	(85)	—	—

Total	(45)%	35%	31%

As of December 31, 2008, for tax purposes, we had net operating loss carryforwards (NOLs) of approximately $0.6 million. The NOLs will expire commencing 2018. We account for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on more likely than not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to 2006, we had valuation allowances in place against the deferred tax asset arising from the NOLs. In 2006, we reversed the allowances in expectation of generating taxable income in the future.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the stock over the exercise price of the options. This excess windfall tax deduction is recorded as a tax asset when it is a cash tax savings to us with a corresponding amount recorded as additional paid in capital. For each of the years ended December 31, 2006, 2007 and 2008, we had net operating losses available for carryforward. Consequently, we were not in a position requiring us to make cash payments for income taxes. The income tax benefit of the option exercises was $1.1 million, $0.5 million and $0.4 million for 2006, 2007 and 2008, respectively. These amounts are not recorded until we have cash taxes to pay and they are available for carryforward to future periods. At the time that we are required to pay cash taxes, the amount of the tax benefit will be recorded as a reduction of current taxes paid and an increase in additional paid in capital. The total aggregate value of deferred tax benefit not recorded as a deferred tax asset at December 31, 2008 is approximately $0.9 million.

On January 1, 2007, we adopted FASB Interpretation No. 48, (Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“SFAS 109”). As a result of the implementation of FIN 48, management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, as necessary. The Company has tax years remaining subject to examination by various federal and state tax jurisdictions.

In May 2007, the FASB issued FIN 48-1 “Definition of ‘Settlement’ in FASB Interpretation No. 48” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Our adoption of FIN 48, effective January 1, 2007, was consistent with FIN 48-1.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our services and leasing operations in five operating segments—Seismic Services, Fluid and Transportation Services, Environmental Services, Equipment Leasing, and Other Services, all of their assets and operations are exclusively in North America. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The Seismic Services segment is comprised of three divisions—Drilling, Survey and Permitting. The segment classified as corporate includes operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining segment profit or loss.

The following table shows segment information (net of intercompany transactions) as adjusted for discontinued operations for the years ended December 31, 2006, 2007 and 2008:

	SEISMIC SERVICES	FLUID AND TRANSPORTATION SERVICES	ENVIRONMENTAL SERVICES	EQUIPMENT LEASING	OTHER SERVICES	CORPORATE	TOTAL
	(In thousands, except per share data)
2008
Operating revenues	$71,757	$37,544	$29,897	$44,027	$10,361	$—	$193,586
Operating income (loss)	7,601	237	5,120	(7,287)	2,238	(11,581)	(3,672)
Interest expense	126	418	26	1,189	4	5,063	6,826
Depreciation and amortization	1,886	3,109	1,949	5,596	337	436	13,313
Identifiable assets	24,729	33,933	17,019	70,114	3,723	14,004	163,522
Capital expenditures(1)	314	2,913	1,420	7,165	300	137	12,249

2007
Operating revenues	$81,021	$13,322	$34,230	$31,784	$12,122	$—	$172,479
Operating income (loss)	19,176	664	7,585	6,839	2,746	(13,661)	23,349
Interest expense	153	142	39	911	66	5,625	6,936
Depreciation and amortization	2,422	1,431	1,714	4,469	329	396	10,761
Identifiable assets	33,191	21,027	17,748	57,870	3,796	31,362	164,994
Capital expenditures(1)	151	1,457	1,222	9,401	484	1,133	13,848

2006
Operating revenues	$50,587	$—	$27,003	$16,179	$5,229	$—	$98,998
Operating income (loss)	10,636	—	6,720	5,646	2,010	(5,284)	19,728
Interest expense	—	—	31	313	—	4,622	4,966
Depreciation and amortization	2,656	—	1,167	1,763	51	23	5,660
Identifiable assets	14,496	—	17,410	49,785	1,691	37,158	120,540
Capital expenditures(1)	282	—	2,462	852	587	1,085	5,268

(1)	Excludes assets obtained in acquisitions (See Note 12).

12.	ACQUISITIONS

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

The equity securities issued in this exchange were valued based on the average closing prices of our common stock for the five days prior to and the five days subsequent to December 29, 2005, the date the terms of the acquisition were agreed to and announced.

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

In 2008, we determined that $0.4 million of the intangibles associated with the Preheat acquisition have been impaired; therefore, we recorded an impairment charge of $0.1 million representing the unamortized balance as of December 31, 2008.

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

In 2008, we determined that $8.5 million of the intangibles associated with the Rig Tools acquisition have been impaired; therefore, we recorded an impairment charge of $7.8 million representing the unamortized balance as of December 31, 2008.

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

In 2008, we determined that $5.5 million of the intangibles associated with the Holston acquisition have been impaired; therefore, we recorded an impairment charge of $5.5 million representing the unamortized balance as of December 31, 2008

CYPRESS ENERGY SERVICES

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands):

Property and equipment	$4,255
Other assets, including intangibles	5,795

Purchase price	$10,050

In 2008, we determined that $6.2 million of the intangibles associated with the Cypress acquisition have been impaired; therefore, we recorded an impairment charge of $5.1 million representing the unamortized balance as of December 31, 2008.

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

Current assets (includes cash of $341)	$2,502
Property and equipment	4,553
Other assets, including intangibles	5,391
Current liabilities	(496)

Purchase price	$11,950

INDUSTRIAL LIFT

On April 24, 2008, pursuant to a Stock Purchase and Sale Agreement we completed the acquisition of 100% of the issued and outstanding shares of common stock of Industrial Lift for an aggregate acquisition price of $20.3 million, including $16.3 million of cash and the issuance of $4.0 million of three-year, 5% promissory notes, of which $3.5 million of such notes are convertible.

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

Current assets (includes cash of $2,523)	$5,728
Property and equipment	16,561
Other assets, including intangibles	5,404
Deferred income tax liability	(3,732)
Current liabilities	(2,874)
Assumption of debt	(837)

Purchase price	$20,250

In 2008, we determined that $5.4 million of the intangibles associated with the Industrial Lift acquisition have been impaired; therefore, we recorded an impairment charge of $5.3 million representing the unamortized balance as of December 31, 2008

The results of BOI prior to acquisition are considered immaterial and are therefore not included below. The operating results of the other acquired companies have been included in the consolidated financial statements from the dates of acquisitions. The following table provides the unaudited pro forma revenue, net earnings and earnings per diluted common share as if the results of the 2008 acquisitions had been included in operations commencing January 1, 2007 and the results of the 2007 and 2006 acquisition had been included in operations commencing January 1, 2006. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2006	2007	2008
	(In thousands, except per share data)
INCOME STATEMENT DATA
Operating revenue	$166,461	$207,231	$199,309
Operating expenses	138,422	175,821	175,637

Net income (loss) available to common stockholders	$25,917	$12,920	$(13,206)

Basic income (loss) per common share:
Net Income (loss) available to common stockholders	$1.60	$0.71	$(0.67)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$1.09	$0.52	$(0.67)

13.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	(In thousands except per share data)
2008
Operating revenues	$40,961	$48,920	$53,284	$50,421
Operating expenses	40,691	42,821	45,150	43,132
Impairment of goodwill and intangibles	—	—	—	25,047
Impairment of fixed assets	—	—	—	417

Operating income	270	6,099	8,134	(18,175)
Other expense	(2,236)	(1,679)	(1,453)	(1,447)

Income (loss) before income taxes	(1,966)	4,420	6,681	(19,622)
Income tax (expense) benefit	562	(1,678)	(2,572)	535

Net income (loss)	(1,404)	2,742	4,109	(19,087)
Dividends and accretion of preferred stock	(123)	(121)	(123)	(122)

Net income (loss) available to common stockholders	$(1,527)	$2,621	$3,986	$(19,209)

Basic income per common share:
Net income (loss) available to common stockholders	$(0.08)	$0.14	$0.20	$(0.93)

Diluted income per common share:
Net income (loss) available to common stockholders	$(0.08)	$0.10	$0.15	$(0.93)

2007
Operating revenues	$38,889	$48,121	$44,137	$41,332
Operating expenses	30,756	39,856	36,959	41,559

Operating income	8,133	8,265	7,178	(227)
Other expense	(2,564)	(1,705)	(1,334)	(2,073)

Income before income taxes	5,569	6,560	5,844	(2,300)
Income tax (expense) benefit	(2,144)	(2,543)	(1,656)	839

Net income	3,425	4,017	4,188	(1,461)
Dividends and accretion of preferred stock	(127)	(127)	(124)	(125)
Non-cash charge attributable to beneficial conversion feature of preferred stock dividends and accretion of preferred stock	(128)	(127)	—	—

Net income (loss) available to common stockholders	$3,170	$3,763	$4,064	$(1,586)

Basic income per common share:
Net income (loss) available to common stockholders	$0.18	$0.21	$0.22	$(0.08)

Diluted income per common share:
Net income (loss) available to common stockholders	$0.14	$0.15	$0.16	$(0.08)

The decrease in the operating results for the fourth quarter of 2007 is primarily due to the early retirement incentive compensation for certain executives which totaled approximately $5.0 million ($3.1 million after tax). Additionally, the fourth quarter of the year is generally lower in revenue volume due to weather conditions and shorter daylight hours.

The decrease in operating results for the fourth quarter of 2008 is primarily due to the impairment charge in the amount of $25.0 million taken with respect to goodwill and intangible assets. The fourth quarter of the year is generally lower in revenue volume due to weather conditions and shorter daylight hours. Additionally, the reduction in the global demand for oil and gas products adversely affected our operations at the end of the fourth quarter.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Pannell Kerr Forster of Texas, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued its own attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

OMNI Energy Services Corp.

Carencro, Louisiana

We have audited the internal control over financial reporting of Omni Energy Services Corp. (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/    Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 13, 2009

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

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRIAN J. RECATTO Brian J. Recatto	President, Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ RONALD D. MOGEL Ronald D. Mogel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ GREGORY B. MILTON Gregory B. Milton	Vice President and Chief Accounting Officer	March 13, 2009

/s/ DENNIS R. SCIOTTO Dennis R. Sciotto	Chairman of the Board, Director	March 13, 2009

/s/ EDWARD E. COLSON, III Edward E. Colson III	Director	March 13, 2009

/s/ RONALD E. GEREVAS Ronald E. Gerevas	Director	March 13, 2009

/s/ BARRY E. KAUFMAN Barry E. Kaufman	Director	March 13, 2009

/s/ RICHARD C. WHITE Richard C. White	Director	March 13, 2009

OMNI ENERGY SERVICES CORP.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Stock Purchase and Sale Agreement dated December 29, 2005, by and between OMNI Energy Services Corp. and the stockholders of Preheat, Inc., a Louisiana corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on January 5, 2006).

2.2	Stock Purchase and Sale Agreement, dated November 1, 2006, by and between OMNI Energy Services Corp., Rig Tools, Inc., and James V. King, Sr. and Paulette B. King (incorporated by reference to Exhibit 10.1 to our Form 8-K, originally filed with the Commission on November 7, 2006).

2.3	Membership Interest Purchase and Sale Agreement dated January 16, 2007 by and between OMNI Energy Services Corp., BMJ Industrial Investments, L.L.C., a Texas limited liability company, Charles Holston, Inc., a Louisiana corporation, and Brian J. Recatto, Lawrence J. Shaw, III, and Matthew E. Miller (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on January 22, 2007).

2.4	Asset Purchase Agreement dated January 24, 2007 by and between OMNI Energy Services Corp. and Cypress Consulting Services, Inc., d/b/a Cypress Energy Services, a Texas corporation and Dennis Gray (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on January 30, 2007).

2.5	Asset Purchase Agreement dated January 18, 2008 by and between OMNI Energy Services Corp. and B.E.G. Liquid Mud Services Corp., a Texas limited liability company, B.E.G. Acquisition Corp., a Texas corporation, Dan S. Keen, Mike Schooler and Kurt Chew (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K originally filed with the Commission on January 25, 2008).

3.1	Composite Articles of Incorporation of OMNI Energy Services Corp. (as of November 7, 2000) (filed as Exhibit 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein).

3.2	Form of Articles of Amendment—Articles of Incorporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein).

3.3	Form of Articles of Amendment—Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

3.4	Bylaws of OMNI, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed with the Commission on December 12, 2007).

4.1	See Exhibit 3.1, 3.2, 3.3 and 3.4 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

4.2	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

EXHIBIT NUMBER

4.5	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.6	Registration Rights Agreement, dated May 17, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.3 to our Form 8-K, originally filed with the Commission on May 24, 2005).

4.7	Amendment No. 1 to Registration Rights Agreement, dated July 16, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, as amended, (Registration Statement No. 333-129138)).

*10.1	Form of Indemnity Agreement by and between us and each of our directors and executive officers (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.2	Seventh Amended And Restated OMNI Energy Services Corp. Stock Incentive Plan (incorporated by reference to our Proxy Statement for our August 7, 2007 stockholders meeting originally filed with the Commission on July 5, 2007).

*10.3	Form of Stock Option Agreements under our Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.4	Amended and Restated Employment Agreement of James C. Eckert dated December 31, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K, originally filed with the Commission on January 7, 2008 and incorporated herein by reference).

*10.5	Employment Agreement effective September 23, 2006 by and between OMNI Energy Services Corp. and John Harris (incorporated by reference to Exhibit 10.1 to our From 8-K, originally filed with the Commission on September 29, 2006).

*10.6	Consulting Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of December 31, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K originally filed with the Commission on January 7, 2008).

*10.7	Restricted Stock Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K originally filed with the Commission on January 7, 2008).

*10.8	Employment Agreement effective January 2, 2008 by and between OMNI Energy Services Corp. and Ronald Mogel (incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2007).

10.9	Loan and Security Agreement, dated as of April 23, 2008, by and among Fifth Third Bank, the lenders identified therein, OMNI, the subsidiaries of OMNI identified therein and the other Credit Parties identified therein (incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K originally filed with the Commission on April 30, 2008).

10.10	Restricted Stock Agreement effective as of April 29, 2008, between OMNI Energy Services Corp. and G. Darcy Klug (incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K originally filed with the Commission on May 2, 2008).

10.11	Termination and Mutual Release Agreement effective as of April 28, 2008, by and between OMNI Energy Services Corp. and G. Darcy Klug (incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K originally filed with the Commission on May 2, 2008).

EXHIBIT NUMBER

*10.12	Employment Agreement between OMNI Energy Services Corp. and Brian J. Recatto dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K originally filed with the Commission on December 17, 2008).

*10.13	Employment Agreement between OMNI Energy Services Corp. and Gregory B. Milton dated May 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K originally filed with the Commission on March 3, 2009).

*10.14	Employment Agreement between OMNI Energy Services Corp. and Mark E. Stipe dated October 1, 2008.

*10.15	Restricted Stock Agreement between OMNI Energy Services Corp. and Brian J. Recatto dated February 3, 2009.

21.1	Subsidiaries of OMNI Energy Services Corp.

23.1	Consent of Pannell Kerr Forster of Texas, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensation plan or arrangement