Form 10-Q
period 2009-03-31
OMNI ENERGY SERVICES CORP
filed 2009-05-07
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009 there were 20,663,996 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2009
	(Dollars in thousands, except per share amounts)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,043	$1,472
Restricted cash	942	—
Trade receivables, net	33,848	24,896
Other receivables	682	84
Parts and supplies inventory	7,897	7,444
Prepaid expenses and other current assets	5,789	3,742
Deferred tax assets	384	—
Due from related party	204	195
Assets held for sale	900	900

Total current assets	52,689	38,733

PROPERTY, PLANT AND EQUIPMENT, net	80,654	78,524

OTHER ASSETS:
Goodwill	8,614	8,614
Customer intangible assets, net	2,726	2,607
Licenses, permits and other intangible assets, net	13,626	13,374
Loan closing costs, net	4,963	4,674
Other assets	250	250

Total other assets	30,179	29,519

TOTAL ASSETS	$163,522	$146,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,005	$6,631
Accrued expenses	7,599	6,417
Line of credit	9,801	5,000
Current maturities of long-term debt	17,564	18,418
Insurance notes payable	1,710	859

Total current liabilities	48,679	37,325

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	45,710	39,316
Other long-term liabilities	527	440
Deferred tax liabilities	17,597	17,478

Total long-term liabilities	63,834	57,234

Total liabilities	112,513	94,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2008 and March 31, 2009 and 5,396 shares of Series C issued and outstanding at December 31, 2008 and March 31, 2009, respectively, liquidation preference of $1,000 per share	1,074	1,074
Common stock, $0.01 par value, 45,000,000 shares authorized; 20,647,496 and 20,663,996 issued and outstanding at December 31, 2008 and March 31, 2009, respectively	206	206
Preferred stock dividends declared	3	3
Additional paid-in capital	99,045	99,443
Accumulated deficit	(49,319)	(48,509)

Total stockholders’ equity	51,009	52,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,522	$146,776

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2009
	(in thousands, except per share amounts)
Operating revenue
Services	$32,590	$25,981
Rentals	8,371	8,923

Total operating revenue	40,961	34,904
Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	24,975	18,178
Rentals	4,124	4,453
Depreciation and amortization	2,814	3,337
General and administrative expenses	8,778	6,172

Total operating expenses	40,691	32,140

Operating income	270	2,764
Interest expense	(1,990)	(1,040)
Other expense, net	(246)	(10)

Income (loss) before income tax expense	(1,966)	1,714
Provision for income tax (expense) benefit	562	(784)

Net income (loss)	(1,404)	930
Dividends on preferred stock	(123)	(120)

Net income (loss) available to common stockholders	$(1,527)	$810

Basic income (loss) per share:
Net income (loss) available to common stockholders	$(0.08)	$0.04

Diluted income (loss) per share:
Net income (loss) available to common stockholders	$(0.08)	$0.04

Weighted average common shares outstanding:
Basic	19,070	20,577
Diluted	19,070	24,226

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2008	5,425	$1,074	20,647,496	$206
— Stock based compensation	—	—	—	—
— Restricted stock awards, net of forfeitures	—	—	16,500	—
— Preferred stock dividends declared	—	—	—	—
— Net income	—	—	—	—

BALANCE, March 31, 2009	5,425	$1,074	20,663,996	$206

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, December 31, 2008	$3	$99,045	$(49,319)	$51,009
— Stock based compensation	—	398	—	398
— Restricted stock awards, net of forfeitures	—	—	—	—
— Preferred stock dividends declared	—	—	(120)	(120)
— Net income	—	—	930	930

BALANCE, March 31, 2009	$3	$99,443	$(48,509)	$52,217

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,404)	$930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,814	3,337
Amortization of deferred loan issuance costs	259	289
Loss on fixed asset dispositions	292	16
Stock based compensation expense	195	398
Accretion of discount on convertible notes and other	38	13
Provision for doubtful accounts	66	64
Deferred income taxes	(756)	769
Changes in operating assets and liabilities:
Trade receivables	(1,585)	8,889
Other receivables	13	607
Parts and supplies inventory	(657)	453
Prepaid expenses and other current assets	1,306	1,542
Other assets	(242)	—
Accounts payable and accrued expenses	7,119	(6,553)
Other long term liabilities	—	(100)

Net cash provided by operating activities	7,458	10,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,850)	(935)
Proceeds from disposal of property, plant and equipment	15	82
Acquisitions, net of cash received	(7,109)	—
Decrease in restricted cash	489	942

Net cash provided by (used in) investing activities	(9,455)	89

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(6,193)	(6,391)
Loan closing costs	(100)	—
Preferred stock dividends paid in cash	(124)	(122)
Principal payments on line of credit	(55,056)	(51,035)
Borrowings on line of credit	56,995	46,234

Net cash used in financing activities	(4,478)	(11,314)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,475)	(571)
Cash and cash equivalents, at beginning of period	13,431	2,043

Cash and cash equivalents, at end of period	$6,956	$1,472

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Three Months Ended March 31,
	2008	2009
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,739	$715

Cash paid for taxes	$175	$765

NON-CASH TRANSACTIONS:
Application of restricted cash to capital lease payable and other	$625	$—

Notes payable issued to former owners of acquired entities	$4,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 was effective for our fiscal years beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. Our adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R), to change how an entity accounts for the acquisition of a business. SFAS 141R replaces existing SFAS 141 in its entirety for business combinations. SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles. SFAS 141R also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after SFAS 141R is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of SFAS 141R. We adopted SFAS 141R as of the required effective date of January 1, 2009 and will apply its provisions prospectively to business combinations that occur after January 1, 2009. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination under FAS No. 141(R). FSP No. FAS 141(R)-1 is effective for us for any business combination that is completed subsequent to January 1, 2009.

We did not have any business combinations during the three months ended March 31, 2009 and thus the adoption of Statement 141R did not have a significant effect on our consolidated financial statements. Additionally, there were no changes in our previously acquired deferred tax assets or uncertain tax positions.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). This Statement changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. At this time, we have no noncontrolling interests therefore we have no impact from the adoption of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning on January 1, 2009. There was not a material impact on our financial statements as a result of our adoption of SFAS No. 161.

In May 2008, the FASB issued its Staff Position APB No. 14-1 (FSP APB No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP APB No. 14-1 are effective for us beginning on January 1, 2009 and requires retrospective application. The impact on our consolidated financial statements as a result of the adoption of FSP APB No. 14-1 is immaterial.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value under FAS No. 157 when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. FSP No. FAS 157-4 is effective for the quarter ended June 30, 2009 and we do not anticipate any significant adjustments to our estimates of fair value for assets and liabilities measured at fair value upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. FSP No. FAS 115-2 and FAS 124-2 is effective for the quarter ended June 30, 2009 and we do not anticipate any significant adjustments to our consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for the quarter ended June 30, 2009 and we do not anticipate that this staff position will have a significant effect on our consolidated financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2008 and March 31, 2009, respectively:

	December 31, 2008	March 31, 2009
	(In thousands)
Land	$493	$493
Building and improvements	9,103	9,121
Drilling, field and support equipment	105,894	106,644
Shop equipment	721	723
Office equipment	2,387	2,387
Vehicles	4,991	4,931
Construction in progress	751	690

	124,340	124,989
Less: accumulated depreciation	(43,686)	(46,465)

Total property, plant and equipment, net	$80,654	$78,524

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2008 and March 31, 2009, long-term debt consists of the following:

	December 31, 2008	March 31, 2009
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (6.50% at December 31, 2008 and 4.75 % at March 31, 2009) maturing July 31, 2023, secured by real estate	$1,243	$1,228
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	6,000	5,850
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011	11,500	8,167
Promissory notes payable to finance companies secured by vehicles and equipment	492	452
Capital leases payable to finance companies secured by an aircraft and equipment	39	37
Term Loan payable to a bank, variable interest rate at 30-day LIBOR plus 3.00% (3.71% at December 31, 2008 and 3.52% at March 31, 2009), secured by various equipment, maturing April 23, 2013	44,000	42,000

Total	63,274	$57,734
Less: current maturities	(17,564)	(18,418)

Long-term debt, less current maturities	$45,710	$39,316

SENIOR CREDIT FACILITY

Effective April 24, 2008, we increased our credit facility to $90.0 million (“Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.50% (3.22% at December 31, 2008 and 3.02% at March 31, 2009) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2008 and March 31, 2009 we had $9.8 million and $5.0 million, respectively, outstanding under the Revolver, with approximately $12.0 million and $9.2 million, respectively, available for future borrowings. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver and the Line, the debt under the Line and the Revolver have been classified as a current liability as of December 31, 2008 and March 31, 2009, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

On August 28, 2008, the Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the Senior Credit Facility in order to make syndication of the loan more manageable.

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in April 2013 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accrues interest at the 30-day LIBOR plus 3.00% (3.71% at December 31, 2008 and 3.52% at March 31, 2009). The Term Loan contains customary financial covenants and limitations on capital expenditures. As of December 31, 2008 and March 31, 2009, we were in compliance with these covenants. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”). The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of December 31, 2008 and March 31, 2009, we had $44.0 million and $42.0 million, respectively, outstanding under the Term Loan.

CAPITAL LEASES

In March 2007, we acquired equipment under a capital lease maturing in 2012. The cost and related accumulated depreciation of assets held under capital lease were nominal at December 31, 2008 and March 31, 2009.

Depreciation expense for the three months ended March 31, 2008 was approximately $0.03 million and nominal for the three months ended March 31, 2009 for all assets held under capital lease.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. One of the Preheat Notes maturing in February 2009 in the amount of $0.8 million (“Preheat Retention Note”) was tied to the retention of certain employees who joined the Company at the time of the acquisition of Preheat. Upon the maturity of the Preheat Retention Note, $0.15 million was paid to employees who had completed three years of uninterrupted service with the Company in accordance with an agreement executed in connection with the Preheat Retention Note. At December 31, 2008 and March 31, 2009, the Preheat Notes had a balance of $4.0 million and $3.85 million, respectively. In February 2008, we terminated the employment of one of the Preheat stockholders for cause, and the other Preheat stockholder subsequently resigned. The terms of the Preheat Notes provide that a termination for cause or resignation of either of the Preheat stockholders’ employment results in the cancellation of the Preheat Notes, other than those payments due to certain employees under the Preheat Retention Note. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

CHARLES HOLSTON NOTES

In connection with the acquisition of BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc. (“Holston”) in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and March 31, 2009, the Holston Notes had a balance of $4.0 million and $2.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress energy Services (“Cypress”) in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount was reflected as a gain on early extinguishment of debt in the financial statements in 2008. At December 31, 2008 and March 31, 2009, the Cypress Note had a balance of $1.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and March 31, 2009, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services, Inc. (“BEG”) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a price of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008 and March 31, 2009, the BEG Notes had a balance of $4.0 million and $2.7 million, respectively.

ILT NOTES

In connection with the acquisition of Industrial Lift in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (“ILT Notes”). $3.5 million of the ILT Notes are payable over three years and interest at 5% per annum, payable in arrears with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. This $3.5 million of the ILT Notes are convertible into shares of our common stock at a price of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. The remaining $0.5 million in ILT Notes, which are non-convertible, non-interest bearing and mature in April 2011. At December 31, 2008 and March 31, 2009, the ILT Notes had a balance of $4.0 million.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through June 2009 and accrue interest at 3.97%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE RESERVES

We maintain reserves for workers’ compensation and general liability on our balance sheet based on our judgment and the adjusters’ best estimates based on claims incurred. Estimated workers’ compensation and general liability claims are determined by an outside adjuster on a case-by-case basis. We maintain insurance policies for workers’ compensation and general liability claims. These insurance policies carry retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our process for all workers’ compensation and general liability claims. As of March 31, 2009 and December 31, 2008, we have recorded $0.2 million and $0.05 million, respectively, of insurance reserves related to workers’ compensation and general liability claims. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

EMPLOYMENT AGREEMENTS

We have employment agreements with our executive officers and some former shareholders of companies we acquired. These agreements generally last two to four years and have renewal provisions at our option.

OTHER CONTINGENCIES

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

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2008 and March 31, 2009, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (“Series C Preferred”) in conjunction with the completion of a senior credit facility at the time. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and $3.50 per share. The conversion prices of our Series C Preferred and the warrant exercise prices were supported by a fairness opinion issued by a third party. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.3 million, net of offering costs of $0.2 million. The proceeds of the issuance were allocated to the warrants and preferred stock based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the remaining allocated value to the preferred stock. In addition, the conversion terms of the preferred stock result in a beneficial conversion feature valued at approximately $0.7 million. As a result of the terms of conversion, we recorded a one time charge to retained earnings for this amount representing a deemed dividend to the preferred stockholders with the offset recorded in additional paid in capital.

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

The prior term loan agreement and the senior credit facility restricted the payment of cash dividends. Consequently, the 9% dividend obligation related to the Series C Preferred had been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the preferred stock issued as PIK dividends resulted in a beneficial conversion feature resulting in a one time charge to retained earnings representing a dividend to the preferred stockholders with the offset recorded in additional paid in capital.

Effective April 29, 2007, the loan and security agreement governing our previous term loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other loan covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million for each of the three month periods ended March 31, 2008 and 2009.

During 2007, a total of 379 shares of our Series C Preferred were converted into 194,359 shares of our common stock. Additionally, a total of 618,000 warrants were exercised during 2007 resulting in proceeds to the Company of approximately $1.4 million. During 2008, a total of 88 shares of our Series C Preferred were converted into 44,615 shares of our common stock. Additionally, a total of 1,050,000 warrants were exercised during 2008 resulting in proceeds to the Company of approximately $2.6 million.

At December 31, 2008 and March 31, 2009, 5,396 shares of Series C Preferred remain outstanding and are convertible into 2,767,179 shares of our common stock at a conversion rate of $1.95 per share.

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

There was $0.2 million and $0.4 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three months ended March 31, 2008 and March 31, 2009, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time that options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R. There were no options granted during the three months ended March 31, 2009. The weighted average fair value at date of grant for options granted during the first quarter of 2008 was $2.35 per option.

Three Months Ended March 31, 2008
Expected volatility	50.65%
Expected annual dividend yield	0.00%
Risk free rate of return	2.53%
Expected option term (years)	6.50

The following table summarizes information about stock option activity for the three months ended March 31, 2009 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,554,137	$5.59
Granted	—	—
Exercised	—	—
Lapsed or canceled	(27,707)	5.96

Outstanding at March 31, 2009	1,526,430	$5.59	8.0	$—

Exercisable at March 31, 2009	910,598	$5.53	7.6	$—

WARRANTS

A summary of our warrants as of March 31, 2009 and changes during the three months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2008	$2.84	5,192,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2009	$2.84	5,192,650

Exercisable	$2.84	5,192,650

RESTRICTED STOCK

The following table summarizes activity of unvested restricted stock awards for the three months ended March 31, 2009:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2008	70,833	$4.53
Granted	16,500	$1.16
Vested	(24,477)	$4.45

Unvested at March 31, 2009	62,856	$3.68	$82

At March 31, 2009, $0.2 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of two years.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

As of March 31, 2008 and 2009, we had 1,232,097 and 1,488,284 options and restricted shares, respectively, and 6,242,650 and 5,192,650 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Holston Notes convertible into 432,900 and 358,345 shares of common stock, BEG Notes convertible into 867,241 and 0 shares of common stock and ILT Notes convertible into 867,241 and 333,333 shares of common stock were excluded from the calculation for the three months ended March 31, 2008 and 2009, respectively. Further, promissory notes that we issued in connection with our acquisition of Rig Tools, Inc. in November 2006 and were convertible into 125,000 and 0 shares of common stock were excluded from the calculation for the three months ended March 31, 2008 and 2009, respectively. Also, preferred stock convertible into 2,820,041 and 0 shares of common stock were excluded from the calculation of diluted EPS at March 31, 2008 and 2009, respectively, because they were antidilutive.

The following table reconciles net income (loss) available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three months ended March 31, 2008 and 2009, respectively:

		Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
		Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
		(in thousands)
Basic EPS net income (loss) available to common stockholders		$(1,527)	19,070	$810	20,577

Add:	Stock Options	—	—	—	—
	Warrants	—	—	—	—
	Contingently issuable shares	—	—	—	81
	Preferred stock	—	—	120	2,775
	Shareholder notes	—	—	22	793

Total dilutive effect		—	—	142	3,649

Diluted EPS net income (loss) available to common stockholders and common equivalent shares		$(1,527)	19,070	$952	24,226

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five segments – Seismic Services, Transportation, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Services segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

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

The following table shows segment information (net of intercompany transactions) for the three months ended March 31, 2009 and 2008 (in thousands):

Three Months Ended March 31,	Seismic Services	Fluid and Transportation Services(1)	Environmental Services	Equipment Leasing(2)	Other Services	Corporate	Total
2009
Operating revenues	$9,729	$7,070	$7,933	$8,923	$1,249	$—	$34,904
Operating income (loss)	1,551	476	1,810	681	110	(1,864)	2,764
Interest expense	17	86	5	94	—	838	1,040
Depreciation and amortization	234	860	510	1,594	64	75	3,337
Identifiable assets	19,085	30,608	16,713	65,408	2,850	12,112	146,776
Capital expenditures	10	270	69	537	49	—	935
2008
Operating revenues	$15,516	$7,475	$6,987	$8,371	$2,612	$—	$40,961
Operating income (loss)	1,386	705	1,050	(795)	500	(2,576)	270
Interest expense	40	99	7	829	4	1,011	1,990
Depreciation and amortization	532	727	462	877	105	111	2,814
Identifiable assets	33,206	33,978	16,969	56,579	4,723	24,499	169,954
Capital expenditures	6	1,295	361	1,167	8	13	2,850

(1)	The Fluid Services began with the acquisition of BEG in January 2008.
(2)	The operating loss in the Equipment Leasing segment includes the provision for the settlement of the Siemens litigation in the amount of $2.4 million in 2008. Additionally, interest expense in that segment includes approximately $0.7 million of judicial interest related to the Siemens Litigation in the same period.

NOTE 7. INCOME TAXES

We account for income taxes under the provision of SFAS No. 109, which requires recognition of future tax benefits (temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. We recorded income tax expense of $0.8 million and an income tax benefit of $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48. As a result of the implementation of FIN 48, management assessed its various income tax positions; this assessment resulted in no adjustment to the tax asset or liability. We will account for interest and penalties relating to uncertain tax positions in the current period income statement as part of the provision for income taxes, as necessary. The 2004, 2005, 2006, 2007 and 2008 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

NOTE 8. RELATED PARTY TRANSACTIONS

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

The prior term loan agreement, and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred were satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million for each of the three month periods ended March 31, 2008 and 2009.

In connection with the purchase of Preheat in February 2006, we issued the Preheat Notes. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. The Preheat Retention Note was tied to the retention of certain employees who joined the Company at the time of the acquisition of Preheat. Upon the maturity of the Preheat Retention Note, $0.15 million was paid to employees who had completed three years of uninterrupted service with the Company in accordance with an agreement executed in connection with the Preheat Retention Note. At December 31, 2008 and March 31, 2009, the Preheat Notes had a balance of $4.0 million and $3.85 million, respectively. In February 2008, we terminated the employment of one of the Preheat stockholders for cause, and the other Preheat stockholder subsequently resigned. The terms of the Preheat Notes provide that a termination for cause or resignation of either of the Preheat stockholders’ employment results in the cancellation of the promissory notes, other than those payments due to certain employees under the Preheat Retention Note. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

In connection with the acquisition of Holston in March 2007, we issued the Holston Notes. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and March 31, 2009, the Holston Notes had a balance of $4.0 million and $2.0 million, respectively. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now employees of the Company. This receivable had a balance at December 31, 2008 and March 31, 2009 in the amount of $0.2 million and $0.2 million, respectively.

In connection with the acquisition of certain assets of Cypress in February 2007, we issued the $3.0 million Cypress Note to the former owner who is now our employee. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount was reflected as a gain on early extinguishment of debt in the financial statements in 2008. At December 31, 2008 and March 31, 2009, the Cypress Note had a balance of $1.0 million.

In connection with the acquisition of certain assets of BOI in June 2007, we issued the Bailey Note to the former who is now our employee. The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and March 31, 2009, the Bailey Note had a balance of $0.5 million.

In connection with the acquisition of certain assets of BEG in January 2008, we issued the BEG Notes to certain shareholders of BEG, two of whom are now our employees. The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a price of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008 and March 31, 2009, the BEG Notes had a balance of $4.0 million and $2.7 million, respectively.

In connection with the acquisition of Industrial Lift in April 2008, we issued the ILT Notes to a shareholder of Industrial Lift who is now our employee. The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a price of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. At December 31, 2008 and March 31, 2009, the ILT Notes had a balance of $4.0 million.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the recent acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

We are an integrated oilfield service company specializing in a range of (i) onshore seismic drilling, operational support, permitting, and survey services, (ii) dockside and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry for oil and gas companies operating primarily in the Gulf of Mexico, (iii) drilling fluid transportation and disposal services, (iv) a large fleet of oilfield equipment rental oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain region and the prolific shale regions in the South Central United States, and (v) other specialized services such as metal stress relieving, offshore cleaning, and wellhead reheating and installation. We operate in five business segments: Seismic Services (which includes seismic drilling, permitting and survey services), Environmental Services, Equipment Leasing, Fluid and Transportation Services and Other Services (which includes metal stress relieving, offshore cleaning and blasting and wellhead installations). For information about the revenues, operating income (loss) and other financial information relating to the segments, see Note 6 to our Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Our business is driven by the supply and demand of hydrocarbon commodities in the United States and, to a certain extent, the international markets. Virtually all of our customers are involved in the exploration and/or production of oil and natural gas in the continental United States and the coastal waters of the Gulf of Mexico. Not surprisingly, a higher demand for oil and gas results in a higher demand for our equipment and services. We experienced a slight reduction in Seismic Services in the first quarter of 2009 related to weather and permitting issues and a general slow down in the exploration activity in the market areas in which we operate.

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

We continue to maintain a large and visible presence along the coast of Louisiana to service our customers in the offshore exploration and production markets. While the offshore rig counts in the Gulf of Mexico have fallen in recent years and remain stagnant from 2008 into 2009, we feel that there is still adequate activity in the area to allow us to remain profitable in that region.

Our acquisitions have allowed us to expand our operations into what currently appear to be more prolific areas of activity, such as the Rocky Mountains and prolific shale regions in the South Central United States.

We anticipate that the Rocky Mountain region will continue to be a very active area in terms of natural gas exploration. During 2006, we opened an equipment leasing location in Rock Springs, Wyoming to allow us to establish a presence in the Rocky Mountain region. In conjunction with the acquisition of Holston, we were able to expand our visibility in the Rocky Mountains with the addition of an additional equipment leasing location in Vernal, Utah. While the rig count has declined during the past two quarters, we are still active in the region and consider the geographical area to be a good long-term marketing opportunity for our company.

The Haynesville Shale region in East Texas and Northern Louisiana also appears to be a very active area in terms of oil and gas exploration and production. Our acquisition of Rig Tools in November 2006 and Industrial Lift in April 2008 allowed us to position ourselves in some of the more prolific shale regions to take advantage of the anticipated growth in those geographical areas. It is our intention to continue to expand into areas that we feel are beneficial to the growth and well-being of the Company.

Seismic Services.

The principal market of our Seismic Services segment is the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas, where we are the leading provider of seismic drilling support services. In addition, we have seismic services operations in the mountainous regions of the Western United States.

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

Equipment Leasing.

Through our subsidiaries Preheat, Rig Tools and Holston, we provide rental equipment for various oilfield and commercial applications including pressure washers, steam cleaners, water, mud and disposal pumps; mud, fuel and frac tanks; air compressors; wireline units; generators; high pressure washers; light towers; tubing; and handling tools.

The April 2008 acquisition of Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”) allowed us to further expand the line of products that we provide for lease into specialized lifting units such as industrial forklifts and manlifts. Industrial Lift has operating facilities in Broussard, Louisiana and Lincoln, Texas.

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

In June 2007, we acquired certain assets of Bailey Operating, Inc. (“BOI”), which geographically extended our core businesses into the Barnett Shale region in North Texas. These assets included an additional saltwater disposal well for the disposal of non-hazardous byproducts. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also established a platform for further geographic expansion of our core businesses. We have expanded our Fluid and Transportation Services and Equipment Leasing operations into the Barnett Shale region. We have also expanded our operations into the Haynesville Shale and Fayetteville Shale areas.

In January 2008, we acquired the assets of B.E.G. Liquid Mud Services Corp. (“BEG”), which was an extension of our fluid and transportation services and our land-based equipment leasing operations. It allows us to better serve our customers by offering a drilling support package including the supply of drilling fluids, chemicals, storage, mixing and fluid pumping services as well as fluid trucking, recycling, tank cleaning and disposal services. Through Holston, we currently handle the transportation of oilfield drilling and production fluids in Louisiana. Our land-based equipment leasing operation through Rig Tools has been primarily focused on drilling equipment rental in Louisiana and Central Texas. The acquisition of BEG strategically positions us for further geographic expansion of these services and also extends our transportation and land-based equipment leasing operations into the southern regions of the Barnett Shale and into East Texas. Additionally, we believe we will be able to capitalize on our existing customer relationships to geographically expand BEG’s fluid service distribution facilities into other prolific onshore regions of the United States.

Other Services.

The acquisition of Preheat allowed us to offer additional services to our customers including wellhead installation, metal stress relieving services and environmental pit cleaning.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2009.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Operating revenue:
Services	$32,590	$25,981
Rentals	8,371	8,923

Total operating revenue	40,961	34,904

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	24,975	18,178
Rentals	4,124	4,453
Depreciation and amortization	2,814	3,337
General and administrative expenses	8,778	6,172

Total operating expenses	40,691	32,140

Operating income	270	2,764
Interest expense	(1,990)	(1,040)
Other income (expense), net	(246)	(10)

Income (loss) before income taxes	(1,966)	1,714
Provision for income tax (expense) benefit	562	(784)

Net income (loss)	(1,404)	930
Dividends on preferred stock	(123)	(120)

Net income (loss) available to common stockholders	$(1,527)	$810

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Operating revenues decreased $6.1 million, from $41.0 million for the three months ended March 31, 2008 to $34.9 million for the three months ended March 31, 2009. Operating revenues related to services decreased $6.6 million. Our seismic services segment, other services segment, and fluid and transportation services segment accounted for $5.8 million, $1.4 million and $0.4 million of the decrease, respectively. The decrease in revenues was due to the erosion of production and drilling activity of our customers in the regions in which we operate. Seismic services are driven by the front-end activity in exploration for hydrocarbons. The other services and fluid and transportation services are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The rig counts were off sharply compared to the number of rigs operating during the first quarter of 2008. These decreases were offset by increases in our environmental services segment of $1.0 million. The increase in environmental services Operating revenues related to our equipment leasing segment, enhanced by the Industrial Lift acquisition effective April 2008, increased by $0.6 million.

Direct costs related to services decreased $6.8 million, from $25.0 million for the three months ended March 31, 2008 to $18.2 million for the three months ended March 31, 2009. Direct costs for our seismic services segment, other services segment, and fluid and transportation services segment enhanced by the BEG acquisition accounted for $5.7 million, $0.9 million and $0.3 million of the decrease, respectively. The decreases were in response to lower activity levels as described above and were offset by increases in our environmental services segment of $0.1 million. Direct costs related to rentals increased $0.4 million, from $4.1 million for the three months ended March 31, 2008 to $4.5 million for the three months ended March 31, 2009. Direct costs as a result of the Industrial Lift acquisition accounted for $1.2 million of the increase, offset by decreases in other areas of the equipment leasing segment. Of the total decrease in direct costs, $2.4 million relates to third-party contract services, $1.1 million relates to repairs and maintenance and cost of parts sold, $1.1 million relates to explosives and down-hole supplies, $0.9 million relates to payroll costs and $0.7 million relates to fuel and oil.

Depreciation and amortization costs increased $0.5 million from $2.8 million for the three month period ended March 31, 2008 to $3.3 million for the three month period ended March 31, 2009. Depreciation expense increased $1.7 million due partially to the increase in revenue-producing assets from the acquisitions of BEG in January 2008 and ILT in April 2008 and partially to the reallocation of the purchase price of Preheat and Rig Tools.

Amortization expense decreased $1.1 million due to the impairment of intangibles recorded at December 31, 2008.

General and administrative costs decreased $2.6 million, from $8.8 million during the three month period ended March 31, 2008 to $6.2 million during the same three month period of 2009 primarily as a result of the $2.4 million Siemens litigation settlement recorded in the first quarter of 2008.

Interest expense decreased approximately $1.0 million from $2.0 million for the three month period ended March 31, 2008, to $1.0 million for the three month period ended March 31, 2009. The decrease in interest expense was attributable to decreased interest rates on variable interest debt between the periods along with lower level of debt between the periods. Interest expense includes $0.3 million each for the three month periods ended March 31, 2008 and 2009 related to amortization of deferred loan costs.

Income tax expense increased by approximately $1.3 million from a tax benefit of $0.6 million for the period ended March 31, 2008, to $0.8 million for the three month period ended March 31, 2009. The increase is attributable to income before income taxes for the current quarter compared to a loss before income taxes for the same period in 2008. The effective tax rate for the 2009 quarter is 45.7%. The rate is higher than the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s day-to-day operations.

LIQUIDITY AND CAPITAL RESOURCES

Effective as of April 24, 2008, we completed a modified $90.0 million credit facility (“Senior Credit Facility”), including a $50.0 million term loan, a $25.0 million working capital revolving line of credit, and a $15.0 million delayed draw term loan available to fund future acquisitions. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the previous line of credit; and (iv) closed the acquisition of Industrial Lift. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital.

On August 28, 2008, the Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the facility in order to make syndication of the loan more manageable.

At March 31, 2009, we had approximately $1.5 million in cash compared to $3.0 million in cash and restricted cash at December 31, 2008, and working capital of $1.4 million at March 31, 2009, compared to $4.0 million at December 31, 2008. The decrease in working capital from December 31, 2008 to March 31, 2009 is primarily due to a reduction in prepaid expenses due to the amortization of prepaid insurance costs over the policy terms. Cash provided by operating activities was $10.0 million for the three months ended March 31, 2009 compared to $7.5 million for the same period in 2008 due to an increase in net income and non-cash adjustments to deferred income taxes. Cash provided by investing activities was $0.1 million for the three months ended March 31, 2009 compared to $9.5 million used in investing activities during the same period in 2008. The difference is due to a $1.9 million reduction in capital expenditures in 2009 and the fact that 2008 included $7.1 million applied to the acquisition of BEG. Cash used in financing activities was $11.3 million for the three months ended March 31, 2009 compared to $4.5 million for the same period in 2008 due primarily to an increase in payments reducing the revolving line of credit and long-term debt.

Historically, our capital requirements have primarily related to the purchase or fabrication of new drilling equipment and related support equipment, expansion of our rental and transportation fleets and new business acquisitions. Thus far in 2009, we have expended approximately $0.9 million on equipment and other fixed assets. For the remainder of 2009, we expect to explore strategic business opportunities and closely monitor our operational needs for capital expenditures.

We believe that our internally generated cash flow from operations is sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures and debt service for 2009. As we have historically done, we may, from time to time, access available funds under our Senior Credit Facility to supplement our liquidity to meet our cash requirements for day to day operations and times of peak needs throughout the year. Our planned capital expenditures as well as any acquisitions we choose to pursue, are expected to be financed through a combination of cash on hand, cash flow from operations and borrowings under our Senior Credit Facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2008. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from our risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2008 Form 10-K. In addition to the other information set forth in this report, you should carefully consider these risk factors which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K and our subsequent filings with the Securities and Exchange Commission are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

OMNI ENERGY SERVICES CORP.

Dated: May 7, 2009	/s/ Brian J. Recatto
Brian J. Recatto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2009	/s/ Ronald D. Mogel
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)