Form 10-Q
period 2009-06-30
OMNI ENERGY SERVICES CORP
filed 2009-08-07
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2009

or

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

As of August 4, 2009, there were 20,980,202 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2009
	(Dollars in thousands, except share amounts)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,043	$1,869
Restricted cash	942	350
Trade receivables, net	33,848	22,067
Other receivables	682	456
Parts and supplies inventory	7,897	6,577
Prepaid expenses and other current assets	5,789	3,153
Deferred tax assets	384	—
Due from related party	204	131
Assets held for sale	900	900

Total current assets	52,689	35,503

PROPERTY, PLANT AND EQUIPMENT, net	80,654	75,383

OTHER ASSETS:
Goodwill	8,614	8,614
Customer intangible assets, net	2,726	2,489
Licenses, permits and other intangible assets, net	13,626	13,153
Loan closing costs, net	4,963	4,385
Other assets	250	257

Total other assets	30,179	28,898

TOTAL ASSETS	$163,522	$139,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,005	$5,701
Accrued expenses	7,599	6,179
Line of credit	9,801	3,260
Current maturities of long-term debt	17,564	19,063
Insurance notes payable	1,710	—

Total current liabilities	48,679	34,203

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	45,710	35,763
Other long-term liabilities	527	353
Deferred tax liabilities	17,597	16,245

Total long-term liabilities	63,834	52,361

Total liabilities	112,513	86,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2008 and June 30, 2009 and 5,396 shares of Series C issued and outstanding at December 31, 2008 and June 30, 2009, respectively, liquidation preference of $1,000 per share	1,074	1,074
Common stock, $0.01 par value, 45,000,000 shares authorized; 20,647,496 and 20,980,202 issued and outstanding at December 31, 2008 and June 30, 2009, respectively	206	209
Preferred stock dividends declared	3	3
Additional paid-in capital	99,045	100,329
Accumulated deficit	(49,319)	(48,395)

Total stockholders’ equity	51,009	53,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,522	$139,784

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
Operating revenue
Services	$38,230	$27,102	$70,820	$53,083
Rentals	10,690	5,499	19,061	14,422

Total operating revenue	48,920	32,601	89,881	67,505

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	26,692	18,308	51,764	36,496
Rentals	5,432	3,118	9,752	7,577
Depreciation and amortization	3,342	3,443	6,156	6,780
General and administrative expenses	7,357	6,527	16,135	12,699

Total operating expenses	42,823	31,396	83,807	63,552

Impairment of fixed assets	—	73	—	73

Operating income	6,097	1,132	6,074	3,880
Interest expense	(1,723)	(683)	(3,713)	(1,723)
Other income (expense), net	46	(8)	93	(2)

Income before provision for income taxes	4,420	441	2,454	2,155
Provision for income taxes	(1,678)	(205)	(1,116)	(990)

Net income	2,742	236	1,338	1,165
Dividends on preferred stock	(121)	(121)	(244)	(241)

Net income available to common stockholders	$2,621	$115	$1,094	$924

Basic income per share:
Net income available to common stockholders	$0.14	$0.01	$0.06	$0.04

Diluted income per share:
Net income available to common stockholders	$0.10	$0.01	$0.05	$0.04

Weighted average common shares outstanding:
Basic	19,384	20,712	19,227	20,653
Diluted	27,544	20,785	22,521	20,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(in thousands, except share amounts)
BALANCE, December 31, 2008	5,425	$1,074	20,647,496	$206
— Stock based compensation	—	—	—	—
— Restricted stock awards, net of forfeitures	—	—	16,500	—
— Common stock issued in legal settlement	—	—	82,873	1
— Common stock issued in debt extinguishment	—	—	233,333	2
— Preferred stock dividends declared	—	—	—	—
— Net income	—	—	—	—

BALANCE, June 30, 2009	5,425	$1,074	20,980,202	$209

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
BALANCE, December 31, 2008	$3	$99,045	$(49,319)	$51,009
— Stock based compensation	—	825	—	825
— Restricted stock awards, net of forfeitures	—	—	—	—
— Common stock issued in legal settlement	—	111	—	112
— Common stock issued in debt extinguishment	—	348	—	350
— Preferred stock dividends declared	—	—	(241)	(241)
— Net income	—	—	1,165	1,165

BALANCE, June 30, 2009	$3	$100,329	$(48,395)	$53,220

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2008	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,338	$1,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,156	6,780
Amortization of deferred loan issuance costs	556	578
Loss on fixed asset dispositions	294	217
Provision for doubtful accounts	136	1,279
Stock based compensation expense	541	825
Stock issued in legal settlement	—	112
Accretion of discount on convertible notes and other	77	25
Deferred income taxes	922	974
Changes in operating assets and liabilities:
Trade receivables	(128)	10,503
Other receivables	62	299
Parts and supplies inventory	(410)	1,320
Prepaid expenses and other current assets	3,893	2,131
Other assets	42	(38)
Accounts payable and accrued expenses	1,528	(9,039)
Other long term liabilities	—	(200)

Net cash provided by operating activities	15,007	16,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,606)	(1,292)
Proceeds from disposal of property, plant and equipment	369	307
Acquisitions, net of cash received	(20,836)	—
Investment in restricted cash	(641)	(350)
Return of restricted cash	—	942

Net cash used in investing activities	(27,714)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	19,232	—
Proceeds from exercise of stock options	13	—
Preferred stock dividends paid in cash	(248)	(363)
Principal payments on long-term debt	(10,994)	(9,808)
Loan closing costs	(1,859)	—
Principal payments on line of credit	(134,228)	(70,102)
Borrowings on line of credit	129,280	63,561

Net cash provided by (used in) financing activities	1,196	(16,712)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,511)	(174)
Cash and cash equivalents, at beginning of period	13,431	2,043

Cash and cash equivalents, at end of period	$1,920	$1,869

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Six Months Ended June 30,
	2008	2009
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,880	$1,335

Cash paid for taxes	$205	$798

NON-CASH TRANSACTIONS:
Application of restricted cash to capital lease payable and other	$625	$—

Stock issued in satisfaction of note payable	$—	$350

Conversion of preferred stock to common	$88	$—

Notes payable issued to former owners of acquired entities	$8,000	$—

Equipment transferred in satisfaction of settlement of accrued liability	$750	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. During the quarter ended June 30, 2009, we incurred additional costs of $0.1 million related to the aircraft currently classified as held for sale. Because we feel that the aircraft is currently adjusted to realizable value, these costs were expensed and are reflected as an impairment of fixed assets in the financial statements.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The $0.9 million included in restricted cash at December 31, 2008 represents cash deposited into an irrevocable trust as part of a legal settlement which was paid to the trust beneficiary in January 2009.

During the quarter ended June 30, 2009, an additional $0.4 million in cash was deposited into an irrevocable trust as partial security against the future payment of a shareholder note associated with the acquisition of Industrial Lift Truck and Equipment Co., Inc. in April 2008.

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. We adopted SFAS 165 in the second quarter of 2009 and the adoption of SFAS 165 did not materially impact our consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value under FAS No. 157 when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. FSP No. FAS 157-4 is effective for the quarter ended June 30, 2009 and we did not have any significant adjustments to our estimates of fair value for assets and liabilities measured at fair value upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for the quarter ended June 30, 2009 and this staff position did not have a significant effect on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SFAS No. 162 was replaced by SFAS No. 168 as described below.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

RECLASSIFICATIONS

We have reclassified our reporting of gains and losses from the disposal of fixed assets from other income and expense to income from operations for all periods presented. The reclassifications that have been made in prior period financial statements to conform to current period presentation have not resulted in any changes to previously reported net income for any periods.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2008 and June 30, 2009, respectively:

	December 31, 2008	June 30, 2009
	(In thousands)
Land	$493	$493
Building and improvements	9,103	8,918
Drilling, field and support equipment	105,894	107,085
Shop equipment	721	742
Office equipment	2,387	2,389
Vehicles	4,991	4,725
Construction in progress	751	331

	124,340	124,683
Less: accumulated depreciation	(43,686)	(49,300)

Total property, plant and equipment, net	$80,654	$75,383

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2008 and June 30, 2009, long-term debt consists of the following:

	December 31, 2008	June 30, 2009
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (6.50% at December 31, 2008 and 4.75 % at June 30, 2009) maturing July 31, 2023, secured by real estate	$1,243	$1,214
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	6,000	5,850
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011	11,500	7,317
Promissory notes payable to finance companies secured by vehicles and equipment	492	411
Capital leases payable to finance companies secured by an aircraft and equipment	39	34
Term Loan payable to a bank, variable interest rate at 30-day LIBOR plus 3.00% (3.71% at December 31, 2008 and 3.31% at June 30, 2009), secured by various equipment, maturing April 23, 2013	44,000	40,000

Total	63,274	$54,826
Less: current maturities	(17,564)	(19,063)

Long-term debt, less current maturities	$45,710	$35,763

SENIOR CREDIT FACILITY

Effective April 24, 2008, we increased our credit facility to $90.0 million (“Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.50% (3.22% at December 31, 2008 and 2.81% at June 30, 2009) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2008 and June 30, 2009 we had $9.8 million and $3.3 million, respectively, outstanding under the Revolver, with approximately $12.0 million and $11.3 million, respectively, available for future borrowings. Due to the lock-box arrangement and the subjective acceleration clause in the agreement governing the Revolver, the debt under the Revolver has been classified as a current liability as of December 31, 2008 and June 30, 2009, as required by Emerging Issues Task Force (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

On August 28, 2008, the Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the Senior Credit Facility in order to make syndication of the loan more manageable.

Under the terms of the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in April 2013 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accrues interest at the 30-day LIBOR plus 3.00% (3.71% at December 31, 2008 and 3.31% at June 30, 2009). The Term Loan contains customary financial covenants and limitations on capital expenditures. As of December 31, 2008 and June 30, 2009, we were in compliance with these covenants. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”). The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of December 31, 2008 and June 30, 2009, we had $44.0 million and $40.0 million, respectively, outstanding under the Term Loan.

CAPITAL LEASES

In March 2007, we acquired equipment under a capital lease maturing in 2012. The cost and related accumulated depreciation of assets held under capital lease were nominal at December 31, 2008 and June 30, 2009.

Depreciation expense for the three and six months ended June 30, 2008 and 2009 was nominal for all assets held under capital lease.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consisted of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. One of the Preheat Notes maturing in February 2009 in the amount of $0.8 million (“Preheat Retention Note”) was tied to the retention of certain employees who joined the Company at the time of the acquisition of Preheat. Upon the maturity of the Preheat Retention Note, $0.15 million was paid to employees who had completed three years of uninterrupted service with the Company in accordance with an agreement executed in connection with the Preheat Retention Note. At December 31, 2008 and June 30, 2009, the Preheat Notes had a balance of $4.0 million and $3.85 million, respectively. In February 2008, we terminated the employment of one of the Preheat stockholders for cause, and the other Preheat stockholder subsequently resigned. The terms of the Preheat Notes provide that a termination for cause or resignation of either of the Preheat stockholders’ employment results in the cancellation of the Preheat Notes, other than those payments due to certain employees under the Preheat Retention Note. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company pursuant to which state law claims may still be brought (See Note 4). Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

CHARLES HOLSTON NOTES

In connection with the acquisition of BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc. (“Holston”) in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consisted of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and June 30, 2009, the Holston Notes had a balance of $4.0 million and $2.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress energy Services (“Cypress”) in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount was reflected as a gain on early extinguishment of debt in the financial statements in 2008. At December 31, 2008 and June 30, 2009, the Cypress Note had a balance of $1.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and June 30, 2009, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services, Inc. (“BEG”) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a price of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008 and June 30, 2009, the BEG Notes had a balance of $4.0 million and $2.7 million, respectively.

ILT NOTES

In connection with the acquisition of Industrial Lift in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (“ILT Notes”). $3.5 million of the ILT Notes are payable over three years and interest at 5% per annum, payable in arrears with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. This $3.5 million of the ILT Notes are convertible into shares of our common stock at a price of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. The remaining $0.5 million in ILT Notes are non-convertible, non-interest bearing and mature in April 2011. In April 2009, an agreement was reached with the former shareholder of ILT whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust with a maturity date in April 2010. At December 31, 2008 and June 30, 2009, the ILT Notes had a balance of $4.0 million and $3.2 million, respectively.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes were payable in monthly installments through June 2009 and accrued interest at 3.97%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE RESERVES

We maintain reserves for workers’ compensation and general liability on our balance sheet based on our judgment and best estimates based on claims incurred. Estimated workers’ compensation and general liability claims are determined by an outside adjuster on a case-by-case basis. We maintain insurance policies for workers’ compensation and general liability claims. These insurance policies carry retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our process for all workers’ compensation and general liability claims. As of December 31, 2008 and June 30, 2009, we have recorded $0.05 million and $0.5 million, respectively, of insurance reserves related to workers’ compensation and general liability claims. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

EMPLOYMENT AGREEMENTS

We have employment agreements with our executive officers and some former shareholders of companies we acquired. These agreements generally last two to four years and have renewal provisions at our option.

OTHER CONTINGENCIES

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit sought, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged inducement to enter into the purchase agreement by criminal or fraudulent conduct, securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. On June 23, 2009, a judgment in our favor was received which dismissed, with prejudice, all federal law claims alleging securities law violations against us and other named parties and dismissed, without prejudice, all state law claims. The possibility remains that some of the state law claims will be brought again in state court. At this point, we are unable to assess the ultimate impact of the state court litigation on our financial position, results of operations or cash flows. We believe the claims against us are without merit and we will continue to vigorously contest the legal action.

On May 11, 2009, we entered into a Settlement Agreement, Mutual Release and Indemnity Agreement (the “Settlement Agreement”) with Advantage Capital Corporation, et. al (collectively “ACP”) to settle claims filed by ACP in the Civil District Court in the Parish of Orleans, State of Louisiana, against us and certain of our executive officers at the time. Under the terms of the Settlement Agreement, we agreed to pay ACP $0.75 million in cash and 82,872 shares of our common stock valued at $0.15 million as of the May 12, 2009 closing price of $1.81 per share. Additionally, we agreed to instruct Eagle Geophysical, Inc. to issue to ACP 17,220 shares of Eagle Geophysical, Inc. common stock valued at $0.12 million as of its last known trade.

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

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2008 and June 30, 2009, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

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

Effective April 29, 2007, the loan and security agreement governing our previous term loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other loan covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million and $0.2 million, and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2008 and 2009, respectively.

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

At December 31, 2008 and June 30, 2009, 5,396 shares of Series C Preferred remain outstanding and are convertible into 2,767,179 shares of our common stock at a conversion rate of $1.95 per share.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The Eighth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Stock Plan”), provides for 5,750,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The 1999 Plan provides for 100,000 shares of our Common Stock.

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

There was $0.3 million and $0.5 million, and $0.4 million and $0.8 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and six months ended June 30, 2008 and June 30, 2009, respectively.

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

On April 13, 2009, the Compensation Committee of the Board of Directors of the Company approved a resolution whereby the exercise price of options held by certain officers, directors and employees of the Company would be changed to a price equal to the closing price of the Company’s stock on May 29, 2009. The closing price on May 29, 2009 was $2.28. This decision was approved by an advisory vote of the Company’s stockholders at the annual shareholder’s meeting on May 27, 2009. The total number of options subject to the repricing was 1,487,477. The repriced options had original exercise prices ranging from $2.32 to $10.14, which prices reflected the then current market prices of the Company’s stock on the dates of the original grant. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. As a result of the sharp reduction in the Company’s stock price, the Compensation Committee and Board of Directors believed that such options no longer would properly incentivize the option holders to work in the best interests of the Company and its stockholders. Moreover, the Board of Directors believed that if these options were repriced, such options would provide better incentives to such employees, officers and directors. Under terms of the repricing plan, the number of options outstanding was reduced to 1,190,573 in order to have no impact on compensation expense.

The weighted average fair value at date of grant for options granted during the six months ended June 30, 2008 and 2009 was $2.68 and $1.27 per option, respectively.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Expected volatility	52.97%	80.61%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	3.39%	3.26%
Expected option term (years)	6.50	6.50

The following table summarizes information about stock option activity for the three and six months ended June 30, 2009 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,554,137	$5.59
Granted	—	—
Exercised	—	—
Lapsed or canceled	(27,707)	5.96

Outstanding at March 31, 2009	1,526,430	$5.59	8.0	$—
Granted	33,000	1.75
Replaced during repricing	(1,487,477)	5.62
Issued under the repricing	1,190,573	2.28
Exercised	—	—
Lapsed or canceled	(20,646)	6.01

Outstanding at June 30, 2009	1,241,880	$2.27	7.9	$—

Exercisable at June 30, 2009	838,999	$2.28	7.5	$—

At June 30, 2009, $0.6 million of total unrecognized compensation costs related to the unvested portion of the option awards is expected to be recognized over a weighted average period of 1.6 years.

WARRANTS

A summary of our warrants as of June 30, 2009 and changes during the three and six months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2008	$2.84	5,192,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2009	$2.84	5,192,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at June 30, 2009	$2.84	5,192,650

Exercisable	$2.84	5,192,650

RESTRICTED STOCK

The following table summarizes activity of unvested restricted stock awards for the three and six months ended June 30, 2009:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2008	70,833	$4.53
Granted	16,500	$1.16
Vested	(24,477)	$4.45

Unvested at March 31, 2009	62,856	$3.68	$82
Granted	—	$—
Vested	(13,979)	$3.70

Unvested at June 30, 2009	48,877	$3.99	$90

At June 30, 2009, $0.2 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a remaining weighted average period of 3.5 years.

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

For the three and six months ended June 30, 2009, we had 1,393,043 and 1,460,390 options and restricted shares, respectively, and 5,192,650 warrants that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Holston Notes convertible into 216,450 and 287,006 shares of common stock, BEG Notes convertible into 720,721 and 756,558 shares of common stock and ILT Notes convertible into 310,623 and 321,915 shares of common stock were excluded from the calculation for the three and six months ended June 30, 2009, respectively. Also, preferred stock convertible into 2,774,913 shares of common stock were excluded from the calculation of Diluted EPS for the three months and six months ended June 30, 2009, respectively, because they were antidilutive.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and six months ended June 30, 2008 and 2009, respectively:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders	$2,621	19,384	$115	20,712

Add:
Stock Options	—	198	—	10
Warrants	—	3,307	—	—
Contingently issuable shares	—	120	—	63
Preferred stock	121	2,775	—	—
Shareholder notes	81	1,760	—	—

Total dilutive effect	202	8,160	—	73

Diluted EPS net income available to common stockholders and common equivalent shares	$2,823	27,544	$115	20,785

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income available to common stockholders	$1,094	19,227	$924	20,653

Add:
Stock Options	—	168	—	—
Warrants	—	3,010	—	—
Contingently issuable shares	—	116	—	64
Preferred stock	—	—	—	—
Shareholder notes	—	—	—	—

Total dilutive effect	—	3,294	—	64

Diluted EPS net income available to common stockholders and common equivalent shares	$1,094	22,521	$924	20,717

NOTE 6. SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five segments – Seismic Services, Fluid and Transportation Services, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Services segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

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

The following table shows segment information (net of intercompany transactions) for the three months and six months ended June 30, 2009 and 2008 (in thousands):

Three Months Ended June 30,	Seismic Services	Fluid and Transportation Services (1)	Environmental Services	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2009
Operating revenues	$12,293	$5,847	$7,664	$5,500	$1,297	$—	$32,601
Operating income (loss)	2,222	155	1,672	(894)	(39)	(1,984)	1,132
Interest expense	17	65	5	88	—	508	683
Depreciation and amortization	232	859	591	1,612	73	76	3,443
Identifiable assets	19,997	28,653	14,992	60,524	2,412	13,206	139,784
Goodwill	2,006	—	2,251	4,357	—	—	8,614
Capital expenditures	222	14	86	—	23	12	357
2008
Operating revenues	$19,176	$8,783	$7,124	$10,690	$3,147	$—	$48,920
Operating income (loss)	4,553	967	982	1,859	683	(2,947)	6,097
Interest expense	31	106	7	135	—	1,444	1,723
Depreciation and amortization	494	858	473	1,317	93	107	3,342
Identifiable assets	29,645	39,503	16,040	79,168	4,147	17,892	186,395
Goodwill	2,006	5,340	2,251	9,974	—	—	19,571
Capital expenditures	141	146	649	2,398	389	33	3,756

Six Months Ended June 30,	Seismic Services	Fluid and Transportation Services (1)	Environmental Services	Equipment Leasing (2)	Other Services	Corporate	Total
(in thousands)
2009
Operating revenues	$22,023	$12,917	$15,597	$14,422	$2,546	$—	$67,505
Operating income (loss)	3,762	631	3,482	(219)	72	(3,848)	3,880
Interest expense	34	150	10	182	—	1,347	1,723
Depreciation and amortization	466	1,719	1,101	3,206	136	152	6,780
Identifiable assets	19,997	28,653	14,992	60,524	2,412	13,206	139,784
Goodwill	2,006	—	2,251	4,357	—	—	8,614
Capital expenditures	232	284	155	537	72	12	1,292
2008
Operating revenues	$34,692	$16,258	$14,111	$19,061	$5,759	$—	$89,881
Operating income (loss)	5,840	1,672	2,033	868	1,184	(5,523)	6,074
Interest expense	70	205	14	964	5	2,455	3,713
Depreciation and amortization	1,026	1,584	935	2,194	198	219	6,156
Identifiable assets	29,645	39,503	16,040	79,168	4,147	17,892	186,395
Goodwill	2,006	5,340	2,251	9,974	—	—	19,571
Capital expenditures	147	1,441	1,010	3,565	397	46	6,606

(1)	The fluid services began with the acquisition of BEG in January 2008.
(2)	The Equipment Leasing segment includes the provision for the settlement of the Siemens litigation in the amount of $2.4 million in the first quarter of 2008. Additionally, interest expense in that segment includes approximately $0.7 million of judicial interest related to the Siemens litigation in the same period.

NOTE 7. INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, which requires recognition of future tax benefits (temporary differences), subject to a valuation allowance based on a more-likely-than-not criteria that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, SFAS No. 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. We recorded income tax expense of $1.0 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

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

The prior term loan agreement, and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred were satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million and $0.2 million, and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2008 and 2009, respectively.

In connection with the purchase of Preheat in February 2006, we issued the Preheat Notes. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. The Preheat Retention Note was tied to the retention of certain employees who joined the Company at the time of the acquisition of Preheat. Upon the maturity of the Preheat Retention Note, $0.15 million was paid to employees who had completed three years of uninterrupted service with the Company in accordance with an agreement executed in connection with the Preheat Retention Note. At December 31, 2008 and June 30, 2009, the Preheat Notes had a balance of $4.0 million and $3.85 million, respectively. In February 2008, we terminated the employment of one of the Preheat stockholders for cause, and the other Preheat stockholder subsequently resigned. The terms of the Preheat Notes provide that a termination for cause or resignation of either of the Preheat stockholders’ employment results in the cancellation of the promissory notes, other than those payments due to certain employees under the Preheat Retention Note. The Preheat stockholders have contested our assertion and filed a lawsuit against the Company. As mentioned in Note 4, we received a favorable judgment in Federal court on June 23, 2009 dismissing the federal law claims related to securities transactions. The matter related to state law claims may still be brought again in state court. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

In connection with the acquisition of Holston in March 2007, we issued the Holston Notes. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and June 30, 2009, the Holston Notes had a balance of $4.0 million and $2.0 million, respectively. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now employees of the Company. This receivable had a balance at December 31, 2008 and June 30, 2009 in the amount of $0.2 million and $0.1 million, respectively.

In connection with the acquisition of certain assets of Cypress in February 2007, we issued the $3.0 million Cypress Note to the former owner who is now our employee. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount was reflected as a gain on early extinguishment of debt in the financial statements in 2008. At December 31, 2008 and June 30, 2009, the Cypress Note had a balance of $1.0 million.

In connection with the acquisition of certain assets of BOI in June 2007, we issued the Bailey Note to the former owner who is now our employee. The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and June 30, 2009, the Bailey Note had a balance of $0.5 million.

In connection with the acquisition of certain assets of BEG in January 2008, we issued the BEG Notes to certain shareholders of BEG, two of whom are now our employees. The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a price of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008 and June 30, 2009, the BEG Notes had a balance of $4.0 million and $2.7 million, respectively.

In connection with the acquisition of Industrial Lift in April 2008, we issued the ILT Notes to a shareholder of Industrial Lift who is now our employee. The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a price of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. An agreement was reached with the former shareholder of ILT whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust with a maturity date in April 2010. At December 31, 2008 and June 30, 2009, the ILT Notes had a balance of $4.0 million and $3.2 million, respectively.

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

EXECUTIVE OVERVIEW

Our business is driven by the supply and demand of hydrocarbon commodities in the United States and, to a certain extent, the international markets. Virtually all of our customers are involved in the exploration and/or production of oil and natural gas in the continental United States and the coastal waters of the Gulf of Mexico. Not surprisingly, a higher demand for oil and gas results in a higher demand for our equipment and services. We experienced an increase in Seismic Services in the second quarter of 2009 when compared to the first quarter of 2009. The increase was related to the resolution of permitting delays and weather during the quarter which was more favorable than the prior quarter. Our other business segments experienced some weakening in business activity in the second quarter. We continue to see a general slow down in the exploration activity in the market areas in which we operate.

In the immediate past, we have been very active in acquiring companies which we believe are well aligned with our Company philosophy. The companies acquired have been complementary to our core business segments. We plan to diversify into other service lines and other service areas through additional acquisitions as such opportunities arise that we believe fit into our overall business strategy. Additionally, we have begun an organic growth initiative to expand into other energy production areas such as geothermal energy.

We continue to maintain a large and visible presence along the coast of Louisiana to service our customers in the offshore exploration and production markets. While the offshore rig counts in the Gulf of Mexico have fallen, we feel that there is still adequate activity in the area to allow us to remain profitable in that region.

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

The Haynesville Shale region in East Texas and Northern Louisiana also appears to be an active area in terms of oil and gas exploration and production. Our acquisition of Rig Tools in November 2006 and Industrial Lift in April 2008 allowed us to position ourselves in some of the more prolific shale regions to take advantage of the anticipated growth in those geographical areas. It is our intention to continue to expand into areas that we feel are beneficial to the growth and well-being of the Company.

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

The April 2008 acquisition of Industrial Lift allowed us to further expand the line of products that we provide for lease into specialized lifting units such as industrial forklifts and manlifts. Industrial Lift has operating facilities in Broussard, Louisiana and Lincoln, Texas.

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

In June 2007, we acquired certain assets of Bailey Operating, Inc., which geographically extended our core businesses into the Barnett Shale region in North Texas. These assets included an additional saltwater disposal well for the disposal of non-hazardous byproducts. Not only did we acquire an exceptional facility for the disposal of non-hazardous oilfield waste by-products, the acquisition also established a platform for further geographic expansion of our core businesses. We have expanded our Fluid and Transportation Services and Equipment Leasing operations into the Barnett Shale region. We have also expanded our operations into the Haynesville Shale and Fayetteville Shale areas.

In January 2008, we acquired the assets of B.E.G. Liquid Mud Services Corp., which was an extension of our fluid and transportation services and our land-based equipment leasing operations. It allows us to better serve our customers by offering a drilling support package including the supply of drilling fluids, chemicals, storage, mixing and fluid pumping services as well as fluid trucking, recycling, tank cleaning and disposal services. Through Holston, we currently handle the transportation of oilfield drilling and production fluids in Louisiana. Our land-based equipment leasing operation through Rig Tools has been primarily focused on drilling equipment rental in Louisiana and Central Texas. The acquisition of BEG strategically positions us for further geographic expansion of these services and also extends our transportation and land-based equipment leasing operations into the southern regions of the Barnett Shale and into East Texas. Additionally, we believe we will be able to capitalize on our existing customer relationships to geographically expand BEG’s fluid service distribution facilities into other prolific onshore regions of the United States.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2009.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
Operating revenue
Services	$38,230	$27,102	$70,820	$53,083
Rentals	10,690	5,499	19,061	14,422

Total operating revenue	48,920	32,601	89,881	67,505
Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	26,692	18,308	51,764	36,496
Rentals	5,432	3,118	9,752	7,577
Depreciation and amortization	3,342	3,443	6,156	6,780
General and administrative expenses	7,357	6,527	16,135	12,699

Total operating expenses	42,823	31,396	83,807	63,552

Impairment of fixed assets	—	73	—	73

Operating income	6,097	1,132	6,074	3,880
Interest expense	(1,723)	(683)	(3,713)	(1,723)
Other expense, net	46	(8)	93	(2)

Income before income tax expense	4,420	441	2,454	2,155
Provision for income tax expense	(1,678)	(205)	(1,116)	(990)

Net income	2,742	236	1,338	1,165
Dividends on preferred stock	(121)	(121)	(244)	(241)

Net income available to common stockholders	$2,621	$115	$1,094	$924

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Operating revenues decreased $16.3 million, from $48.9 million for the three months ended June 30, 2008 to $32.6 million for the three months ended June 30, 2009. Operating revenues related to services decreased $11.1 million. Our seismic services segment, other services segment, and fluid and transportation services segment accounted for $6.9 million, $1.8 million and $2.9 million of the decrease, respectively. The decrease in revenues was due to the erosion of production and drilling activity of our customers in the regions in which we operate. Seismic services are driven by the front-end activity in exploration for hydrocarbons. The other services and fluid and transportation services are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The rig counts were off sharply compared to the number of rigs operating during the first and second quarter of 2008. These decreases were offset, in part, by increases in our environmental services segment of $0.5 million. The increase in environmental services was principally attributable to specialized cleaning projects on client facilities in the Gulf of Mexico. Operating revenues related to our equipment leasing segment, including the Industrial Lift acquisition effective April 2008, decreased by $5.2 million. This reduction in equipment leasing activity is attributable to the reduction in rigs operated by our customers in the areas we serve.

Direct costs related to services decreased $8.4 million, from $26.7 million for the three months ended June 30, 2008 to $18.3 million for the three months ended June 30, 2009. Direct costs for our seismic services segment, environmental services segment, other services segment, and fluid and transportation services segment enhanced by the BEG acquisition accounted for $5.1 million, $0.1 million, $1.1 million and $2.0 million of the decrease, respectively. The decreases were in response to lower activity levels as described above. Direct costs related to rentals decreased $2.3 million, from $5.4 million for the three months ended June 30, 2008 to $3.1 million for the three months ended June 30, 2009. Of the total decrease in direct costs, $3.0 million relates to repairs and maintenance and cost of parts sold, $2.3 million relates to explosives and down-hole supplies, $2.2 million relates to payroll costs, $1.2 million relates to fuel and oil, $1.1 million relates to third-party contract services, and $0.8 million relates to insurance.

Depreciation and amortization costs increased $0.1 million from $3.3 million for the three month period ended June 30, 2008 to $3.4 million for the three month period ended June 30, 2009. Depreciation expense increased $0.5 million due partially to the increase in revenue-producing assets from the acquisition of Industrial Lift in April 2008 and partially to the reallocation of the purchase price of Preheat and Rig Tools in 2008. Amortization expense decreased $0.4 million due to the impairment of intangibles recorded at December 31, 2008.

General and administrative costs decreased $0.9 million, from $7.4 million during the three month period ended June 30, 2008 to $6.5 million during the same three month period of 2009 primarily as a result of a decrease in professional services and related costs.

Interest expense decreased approximately $1.0 million from $1.7 million for the three month period ended June 30, 2008, to $0.7 million for the three month period ended June 30, 2009. The decrease in interest expense was attributable to decreased interest rates on variable interest debt between the periods along with a lower level of debt between the periods. Also, we reduced interest expense by approximately $0.3 million through the reduction of a previous accrual related to a sales tax assessment. Interest expense includes $0.5 million and $0.3 million for the three month periods ended June 30, 2008 and 2009, respectively, related to amortization of deferred loan costs.

Income tax expense decreased by approximately $1.5 million from $1.7 million for the period ended June 30, 2008, to $0.2 million for the three month period ended June 30, 2009. The decrease is attributable to reduced income before taxes for the current quarter compared to the same period in 2008. The effective tax rate for the 2009 quarter is 46.4%. The rate is higher than the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s day-to-day operations.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Operating revenues decreased $22.4 million, from $89.9 million for the six months ended June 30, 2008 to $67.5 million for the six months ended June 30, 2009. Operating revenues related to services decreased $17.7 million. Our seismic services segment, other services segment, and fluid and transportation services segment accounted for $12.7 million, $3.2 million and $3.3 million of the decrease, respectively. The decrease in revenues was due to the erosion of production and drilling activity of our customers in the regions in which we operate. Seismic services are driven by the front-end activity in exploration for hydrocarbons. The other services and fluid and transportation services are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The rig counts were off sharply compared to the number of rigs operating during the first six months of 2008. These decreases were offset by increases in our environmental services segment of $1.5 million. The increase in environmental services was principally attributable to specialized cleaning projects on client facilities in the Gulf of Mexico. Operating revenues related to our equipment leasing segment, after taking into account the Industrial Lift acquisition effective April 2008, decreased by $4.7 million. This reduction in equipment leasing activity is attributable to the reduction in rigs operated by our customers in the areas we serve.

Direct costs related to services decreased $15.3 million, from $51.8 million for the six months ended June 30, 2008 to $36.5 million for the six months ended June 30, 2009. Direct costs for our seismic services segment, other services segment, and fluid and transportation services segment enhanced by the BEG acquisition accounted for $10.8 million, $2.0 million and $2.3 million of the decrease, respectively. The decreases were in response to lower activity levels as described above. Direct costs related to rentals decreased $2.2 million, from $9.8 million for the six months ended June 30, 2008 to $7.6 million for the six months ended June 30, 2009. Direct costs as a result of the Industrial Lift acquisition accounted for an increase of $0.8 million, offset by decreases in other areas of the equipment leasing segment. Of the total decrease in direct costs, $4.2 million relates to repairs and maintenance and cost of parts sold, $3.5 million relates to third-party contract services, $3.4 million relates to explosives and down-hole supplies, $3.1 million relates to payroll costs, $1.8 million relates to fuel and oil and $0.8 million relates to insurance.

Depreciation and amortization costs increased $0.6 million from $6.2 million for the six month period ended June 30, 2008 to $6.8 million for the six month period ended June 30, 2009. Depreciation expense increased $2.1 million due partially to the increase in revenue-producing assets from the acquisitions of BEG in January 2008 and Industrial Lift in April 2008 and partially to the reallocation of the purchase price of Preheat and Rig Tools. Amortization expense decreased $1.5 million due to the impairment of intangibles recorded at December 31, 2008.

General and administrative costs decreased $3.4 million, from $16.1 million during the six month period ended June 30, 2008 to $12.7 million during the same six month period of 2009 primarily as a result of the $2.4 million Siemens litigation settlement recorded in the first quarter of 2008 and the decrease in professional services and related costs.

Interest expense decreased approximately $2.0 million from $3.7 million for the six month period ended June 30, 2008, to $1.7 million for the six month period ended June 30, 2009. The decrease in interest expense was attributable to decreased interest rates on variable interest debt between the periods along with a lower level of debt between the periods. Also, we reduced interest expense by approximately $0.3 million through the reduction of a previous accrual related to a sales tax assessment. Interest expense includes $0.7 million and $0.6 million, for the six month periods ended June 30, 2008 and 2009, respectively, related to amortization of deferred loan costs.

Income tax expense decreased by approximately $0.1 million from $1.1 million for the period ended June 30, 2008, to $1.0 million for the six month period ended June 30, 2009. The decrease is attributable to a reduction of income before income taxes for the first six months of 2009 compared to the same period in 2008. The effective tax rate for the 2009 quarter is 45.9%. The rate is higher than the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s day-to-day operations.

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

At June 30, 2009, we had approximately $2.2 million in cash and restricted cash compared to $3.0 million in cash and restricted cash at December 31, 2008, and working capital of $2.3 million at June 30, 2009, compared to $4.0 million at December 31, 2008. The decrease in working capital from December 31, 2008 to June 30, 2009 is primarily due to a reduction in prepaid expenses due to the amortization of prepaid insurance costs over the policy terms and a reduction of supply inventory levels. Cash provided by operating activities was $16.9 million for the six months ended June 30, 2009 compared to $15.0 million for the same period in 2008 due, in part, to an increase in non-cash charges related to reserves for uncollectible accounts and non-cash adjustments to deferred income taxes. Cash used in investing activities was $0.4 million for the six months ended June 30, 2009 compared to $27.7 million during the same period in 2008. The difference is due to a $5.3 million reduction in capital expenditures in 2009 and the fact that 2008 included $7.1 million applied to the acquisition of BEG and $13.8 million to the acquisition of Industrial Lift. Cash used in financing activities was $16.7 million for the six months ended June 30, 2009 compared to $1.2 million provided by financing activities for the same period in 2008 due primarily to an increase in payments reducing the revolving line of credit and long-term debt.

Historically, our capital requirements have primarily related to the purchase or fabrication of new drilling equipment and related support equipment, expansion of our rental and transportation fleets and new business acquisitions. Thus far in 2009, we have expended approximately $1.3 million on equipment and other fixed assets. For the remainder of 2009, we expect to explore strategic business opportunities and closely monitor our operational needs for capital expenditures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There have not been any changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The lawsuit sought, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged inducement to enter into the purchase agreement by criminal or fraudulent conduct, securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. On June 23, 2009, a judgment in our favor was received which dismissed, with prejudice, all federal law claims alleging securities law violations against us and other named parties and dismissed, without prejudice, all state law claims. The possibility remains that some of the state law claims will be brought again in state court. At this point, we are unable to assess the ultimate impact of the state court litigation on our financial position, results of operations or cash flows. We believe the claims against us are without merit and we will continue to vigorously contest the legal action.

On May 11, 2009, we entered into a Settlement Agreement, Mutual Release and Indemnity Agreement (the “Settlement Agreement”) with Advantage Capital Corporation, et. al (collectively “ACP”) to settle claims filed by ACP in the Civil District Court in the Parish of Orleans, State of Louisiana, against us and certain of our executive officers at the time. Under the terms of the Settlement Agreement, we agreed to pay ACP $0.75 million in cash and 82,872 shares of our common stock valued at $0.15 million as of the May 12, 2009 closing price of $1.81 per share. Additionally, we agreed to instruct Eagle Geophysical, Inc. to issue to ACP 17,220 shares of Eagle Geophysical, Inc. common stock valued at $0.12 million as of its last known trade.

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

As a portion of the legal settlement with Advantage Capital, on June 2, 2009, we issued 82,873 unregistered shares of the Company’s common stock in partial satisfaction of the settlement agreement.

These securities were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders (“Annual Meeting”) was held at our principal executive offices at 4500 NE Evangeline Thruway, Carencro, Louisiana on Wednesday, May 27, 2009. The purpose of the Annual Meeting was to (i) elect to the Board four directors to serve until the next annual meeting of the shareholders or until their successors are elected and qualified, (ii) approve an amendment to the Seventh Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder from 4,250,000 to 5,750,000 shares, (iii) vote, on an advisory basis, on the Company’s ability to replace and reprice stock options issued under the Plan, and (iv) ratify the appointment of Grant Thornton LLP as the Company’s independent registered public account firm for the year ending December 31, 2009.

The following table provides the number of votes cast related to each proposal:

(i)	To Elect Directors

	For	Against
Ronald E. Gerevas	16,455,642	1,502,410
Barry E. Kaufman	16,597,110	1,360,942
Brian J. Recatto	16,720,753	1,237,299
Richard C. White	16,495,151	1,462,901

The following directors’ terms of office continued after the meeting:

Dennis R. Sciotto

Edward E. Colson III

(ii)	To approve an amendment to the Plan to increase the number of shares available for issuance thereunder from 4,250,000 to 5,750,000

For	Against	Abstain	Broker non-votes
6,601,816	3,138,956	101,927	10,882,535

(iii)	To vote , on an advisory basis, for the Company’s ability to replace and reprice stock options issued under the Plan

For	Against	Abstain	Broker non-votes
14,496,119	5,882,307	346,802	—

(iv)	To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009

For	Against	Abstain	Broker non-votes
19,698,311	622,231	404,690	—

No other business was submitted before the meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: August 7, 2009	/s/ Brian J. Recatto
Brian J. Recatto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2009	/s/ Ronald D. Mogel
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)