Form 10-Q
period 2009-09-30
OMNI ENERGY SERVICES CORP
filed 2009-11-13
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2009

or

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

As of November 11, 2009, there were 20,980,202 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2009
	(Dollars in thousands, except share amounts)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,043	$2,237
Restricted cash	942	350
Trade receivables, net	33,848	19,158
Other receivables	682	611
Parts and supplies inventory	7,897	6,431
Prepaid expenses and other current assets	5,789	4,006
Deferred tax assets	384	—
Due from related party	204	131
Assets held for sale	900	736

Total current assets	52,689	33,660

PROPERTY, PLANT AND EQUIPMENT, net	80,654	74,142

OTHER ASSETS:
Goodwill	8,614	8,614
Customer intangible assets, net	2,726	2,370
Licenses, permits and other intangible assets, net	13,626	12,926
Loan closing costs, net	4,963	4,096
Other assets	250	406

Total other assets	30,179	28,412

TOTAL ASSETS	$163,522	$136,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,005	$7,580
Accrued expenses	7,599	5,473
Line of credit	9,801	80
Current maturities of long-term debt	17,564	19,435
Insurance notes payable	1,710	370

Total current liabilities	48,679	32,938

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	45,710	34,587
Other long-term liabilities	527	263
Deferred tax liabilities	17,597	15,870

Total long-term liabilities	63,834	50,720

Total liabilities	112,513	83,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2008 and September 30, 2009 and 5,396 shares of Series C issued and outstanding at December 31, 2008 and September 30, 2009, respectively, liquidation preference of $1,000 per share	1,074	1,074
Common stock, $0.01 par value, 45,000,000 shares authorized; 20,647,496 and 20,980,202 issued and outstanding at December 31, 2008 and September 30, 2009, respectively	206	209
Preferred stock dividends declared	3	3
Additional paid-in capital	99,045	100,632
Accumulated deficit	(49,319)	(49,362)

Total stockholders’ equity	51,009	52,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,522	$136,214

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
Operating revenue
Services	$40,676	$22,844	$111,496	$75,926
Rentals	12,608	5,515	31,669	19,938

Total operating revenue	53,284	28,359	143,165	95,864

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	27,856	17,206	79,524	53,702
Rentals	6,392	2,883	15,945	10,459
Depreciation and amortization	3,620	3,365	9,776	10,145
General and administrative expenses	7,282	5,007	23,417	17,707

Total operating expenses	45,150	28,461	128,662	92,013

Impairment of fixed assets	—	164	—	237

Operating income (loss)	8,134	(266)	14,503	3,614
Interest expense	(1,518)	(691)	(5,231)	(2,414)
Other income (expense), net	65	18	(137)	16

Income (loss) before provision for income taxes	6,681	(939)	9,135	1,216
Provision for income tax (expense) benefit	(2,572)	94	(3,688)	(896)

Net income (loss)	4,109	(845)	5,447	320
Dividends on preferred stock	(123)	(122)	(367)	(363)

Net income (loss) available to common stockholders	$3,986	$(967)	$5,080	$(43)

Basic income (loss) per share:
Net income (loss) available to common stockholders	$0.20	$(0.05)	$0.26	$(0.00)

Diluted income (loss) per share:
Net income (loss) available to common stockholders	$0.15	$(0.05)	$0.21	$(0.00)

Weighted average common shares outstanding:
Basic	19,919	20,931	19,460	20,747
Diluted	27,480	20,931	26,384	20,806

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(in thousands, except share amounts)
BALANCE, December 31, 2008	5,425	$1,074	20,647,496	$206
— Stock based compensation	—	—	—	—
— Restricted stock awards, net of forfeitures	—	—	16,500	—
— Common stock issued in legal settlement	—	—	82,873	1
— Common stock issued in debt extinguishment	—	—	233,333	2
— Preferred stock dividends declared	—	—	—	—
— Net income	—	—	—	—

BALANCE, September 30, 2009	5,425	$1,074	20,980,202	$209

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
BALANCE, December 31, 2008	$3	$99,045	$(49,319)	$51,009
— Stock based compensation	—	1,128	—	1,128
— Restricted stock awards, net of forfeitures	—	—	—	—
— Common stock issued in legal settlement	—	111	—	112
— Common stock issued in debt extinguishment	—	348	—	350
— Preferred stock dividends declared	—	—	(363)	(363)
— Net income	—	—	320	320

BALANCE, September 30, 2009	$3	$100,632	$(49,362)	$52,556

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2008	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,447	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,776	10,145
Amortization of deferred loan issuance costs	860	867
Loss on fixed asset dispositions	311	222
Asset impairment charges	—	237
Provision for doubtful accounts	275	1,359
Stock based compensation expense	990	1,128
Stock issued in legal settlement	—	112
Accretion of discount on convertible notes and other	116	36
Deferred income taxes	2,637	2,128
Changes in operating assets and liabilities:
Trade receivables	(3,711)	13,331
Other receivables	101	144
Parts and supplies inventory	(200)	1,466
Prepaid expenses and other current assets	4,753	198
Other assets	(132)	(211)
Accounts payable and accrued expenses	688	(8,061)
Other long term liabilities	—	(300)

Net cash provided by operating activities	21,911	23,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,686)	(1,849)
Proceeds from disposal of property, plant and equipment	424	391
Acquisitions, net of cash received	(20,836)	—
Tax benefit associated with exercise of non-qualified stock options	857	—
Investment in restricted cash	(1,130)	(350)
Return of restricted cash	489	942

Net cash used in investing activities	(29,882)	(866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	19,232	—
Proceeds from issuance of common stock for cash and exercise of stock options and warrants	2,648	—
Preferred stock dividends paid in cash	(491)	(363)
Principal payments on long-term debt	(14,827)	(11,977)
Loan closing costs	(1,752)	—
Principal payments on line of credit	(183,842)	(73,362)
Borrowings on line of credit	175,753	63,641

Net cash used in financing activities	(3,279)	(22,061)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,250)	194
Cash and cash equivalents, at beginning of period	13,431	2,043

Cash and cash equivalents, at end of period	$2,181	$2,237

	Nine Months Ended September 30,
	2008	2009
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$4,262	$1,877

Cash paid for taxes	$205	$1,404

NON-CASH TRANSACTIONS:
Application of restricted cash to capital lease payable and other	$625	$—

Stock issued in satisfaction of note payable	$—	$350

Conversion of preferred stock to common	$88	$—

Premiums financed with insurance carrier	$3,109	$450

Notes payable issued to former owners of acquired entities	$8,000	$—

Equipment financed through capital lease	$—	$1,285

Equipment transferred in satisfaction of settlement of accrued liability	$750	$—

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

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. During the quarter ended September 30, 2009, we incurred additional impairment charges of $0.2 million to adjust the aircraft currently classified at held for sale to estimated realizable value.

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

STOCK BASED COMPENSATION

We follow the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In June 2009, the FASB issued an update of ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”) which establishes the FASB Accounting Standards CodificationTM (the “Codification”), which supercedes all exiting accounting standard documents and will become the single source of authoritative non-governmental GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification did not change GAAP but reorganizes the literature. We have conformed our financial statements and related Notes to the new Codification as of September 30, 2009.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events,” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. We adopted ASC 855 in the second quarter of 2009 and the adoption of ASC 855 did not materially impact our consolidated financial statements. We evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date we issued these financial statements. Subsequent to September 30, 2009, we entered into an amendment to our credit facility. See Note 9 for additional information.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2009, the FASB issued an update of ASC 105, changing the accounting for securitizations and special purpose entities. ASC 860-40 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860-40 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements and do not anticipate any material impact on our financial statements.

In August 2009, the FASB further updated ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to clarify how an entity should measure liabilities at fair value. The update reaffirms that fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We are currently assessing potential impacts, if any, of this update on our consolidated financial statements.

In September 2009, the FASB reached final consensus on an update to ASC 605, “Revenue Recognition”, which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, enhanced disclosures in financial statements will be required. This change is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

RECLASSIFICATIONS

We have reclassified our reporting of gains and losses from the disposal of fixed assets from other income and expense to income from operations for all periods presented. The reclassifications that have been made in prior period financial statements to conform to current period presentation have not resulted in any changes to previously reported net income for any periods.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2008 and September 30, 2009, respectively:

	December 31, 2008	September 30, 2009
	(In thousands)
Land	$493	$493
Building and improvements	9,103	8,874
Drilling, field and support equipment	105,894	107,329
Shop equipment	721	742
Office equipment	2,387	2,389
Vehicles	4,991	4,615
Construction in progress	751	1,235

	124,340	125,677
Less: accumulated depreciation	(43,686)	(51,535)

Total property, plant and equipment, net	$80,654	$74,142

NOTE 3. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2008 and September 30, 2009, long-term debt consists of the following:

	December 31, 2008	September 30, 2009
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (6.50% at December 31, 2008 and 4.75 % at September 30, 2009) maturing July 31, 2023, secured by real estate	$1,243	$1,198
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2011	6,000	5,850
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2011	11,500	7,317
Promissory notes payable to finance companies secured by vehicles and equipment	492	371
Capital leases payable to finance companies secured by equipment	39	1,286
Term Loan payable to a bank, variable interest rate at 30-day LIBOR plus 3.00% (3.71% at December 31, 2008 and 3.25% at September 30, 2009), secured by various equipment, maturing April 23, 2013	44,000	38,000

Total	63,274	$54,022
Less: current maturities	(17,564)	(19,435)

Long-term debt, less current maturities	$45,710	$34,587

SENIOR CREDIT FACILITY

Effective April 24, 2008, we increased our credit facility to $90.0 million (“Senior Credit Facility”), including a $50.0 million term loan (the “Term Loan”), a $25.0 million working capital revolving line of credit (the “Revolver”), and a $15.0 million delayed draw term loan available to fund future acquisitions. The Revolver replaced our previous line of credit (the “Line”). Availability under the Revolver is the lower of: (i) $25.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrues interest at the 30-day LIBOR plus 2.50% (3.22% at December 31, 2008) and at Prime plus 1.00% (4.25% at September 30, 2009) and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2008 and September 30, 2009, we had $9.8 million and $0.1 million, respectively, outstanding under the Revolver, with approximately $12.0 million and $10.5 million, respectively, available for future borrowings. Due to the lock-box arrangement and the subjective acceleration clause in the agreement governing the Revolver, the debt under the Revolver has been classified as a current liability as of December 31, 2008 and September 30, 2009, as required by ASC 470 “Debt.”

On August 28, 2008, the Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the Senior Credit Facility in order to make syndication of the Senior Credit Facility more manageable.

The funding limits under the Term Loan are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in April 2013 and will be repaid quarterly in equal payments of $2.0 million, with interest paid monthly in arrears and accrues interest at the 30-day LIBOR plus 3.00% (3.71% at December 31, 2008 and 3.25% at September 30, 2009). The Term Loan contains customary financial covenants and limitations on capital expenditures. As of December 31, 2008 we were in compliance with these covenants. At September 30, 2009, we were not in compliance with the fixed charge ratio covenant of the Term Loan. See Note 9 for an explanation of the waiver and loan modifications entered into with the agent bank. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the Line; and (iv) closed the acquisition of Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”). The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital. As of December 31, 2008 and September 30, 2009, we had $44.0 million and $38.0 million, respectively, outstanding under the Term Loan.

CAPITAL LEASES

In March 2007, we acquired equipment under a capital lease maturing February 2012. In the third quarter of 2009, we acquired equipment under several capital leases maturing August 2011 to July 2014.

Total cost and related accumulated depreciation of assets held under capital lease were nominal at December 31, 2008 and $1.4 million and $0.04 million at September 30, 2009, respectively.

Depreciation expense for the three and nine months ended September 30, 2008 and 2009 was nominal for all assets held under capital lease.

PREHEAT NOTES

In connection with the purchase of all of the issued and outstanding stock of Preheat, Inc. in February 2006, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”). The Preheat Notes consisted of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. One of the Preheat Notes maturing in February 2009 in the amount of $0.8 million (“Preheat Retention Note”) was tied to the retention of certain employees who joined the Company at the time of the acquisition of Preheat. Upon the maturity of the Preheat Retention Note, $0.15 million was paid to employees who had completed three years of uninterrupted service with the Company in accordance with an agreement executed in connection with the Preheat Retention Note. At December 31, 2008 and September 30, 2009, the Preheat Notes had a balance of $4.0 million and $3.85 million, respectively. In February 2008, we terminated the employment of one of the Preheat stockholders for cause, and the other Preheat stockholder subsequently resigned. The terms of the Preheat Notes provide that a termination for cause or resignation of either of the Preheat stockholders’ employment results in the cancellation of the Preheat Notes, other than those payments due to certain employees under the Preheat Retention Note. The Preheat stockholders are contesting our assertion and have filed a lawsuit against the Company pursuant to which state law claims may still be brought (See Note 4). Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

CHARLES HOLSTON NOTES

In connection with the acquisition of BMJ Industrial Investments, L.L.C. and its wholly-owned subsidiary, Charles Holston, Inc. (“Holston”) in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”). The Holston Notes consisted of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and September 30, 2009, the Holston Notes had a balance of $4.0 million and $2.0 million, respectively.

CYPRESS NOTES

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress energy Services (“Cypress”) in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder (“Cypress Note”). The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount was reflected as a gain on early extinguishment of debt in the financial statements in 2008. At December 31, 2008 and September 30, 2009, the Cypress Note had a balance of $1.0 million.

BAILEY NOTE

In connection with the acquisition of certain assets of Bailey Operating, Inc. (“BOI”) in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and September 30, 2009, the Bailey Note had a balance of $0.5 million.

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services, Inc. (“BEG”) in January 2008, we issued $4.0 million in 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a price of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008 and September 30, 2009, the BEG Notes had a balance of $4.0 million and $2.7 million, respectively.

ILT NOTES

In connection with the acquisition of Industrial Lift in April 2008, we issued $4.0 million in promissory notes payable to the shareholders of Industrial Lift (“ILT Notes”). $3.5 million of the ILT Notes are payable over three years and interest at 5% per annum, payable in arrears with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. This $3.5 million of the ILT Notes are convertible into shares of our common stock at a price of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. The remaining $0.5 million in ILT Notes are non-convertible, non-interest bearing and mature in April 2011. In April 2009, an agreement was reached with the former shareholder of Industrial Lift whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust with a maturity date in April 2010. At December 31, 2008 and September 30, 2009, the ILT Notes had a balance of $4.0 million and $3.2 million, respectively.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through June 2010 and accrue interest at 5.16%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

INSURANCE RESERVES

We maintain reserves for workers’ compensation and general liability on our balance sheet based on our judgment and best estimates based on claims incurred. Estimated workers’ compensation and general liability claims are determined by an outside adjuster on a case-by-case basis. We maintain insurance policies for workers’ compensation and general liability claims. These insurance policies carry retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our process for all workers’ compensation and general liability claims. As of December 31, 2008 and September 30, 2009, we have recorded $0.05 million and $0.8 million, respectively, of insurance reserves related to workers’ compensation and general liability claims. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

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

NOTE 5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2008 and September 30, 2009, 29 shares of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock.

On May 17, 2005, we entered into a Securities Purchase Agreement with certain of our affiliates and executive officers to issue up to $5.0 million of Series C 9% Convertible Preferred Stock (“Series C Preferred”) in conjunction with the completion of a senior credit facility. Our Series C Preferred is convertible into shares of our common stock at a conversion price of $1.95 per share and includes detachable warrants to purchase up to 6,550,000 additional shares of our common stock at exercise prices ranging between $1.95 and

$3.50 per share. The conversion prices of our Series C Preferred and the warrant exercise prices were supported by a fairness opinion issued by a third party. The transactions contemplated by the Securities Purchase Agreement closed in two tranches. On May 17, 2005, we issued an aggregate of 3,500 shares of Series C Preferred and warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.3 million, net of offering costs of $0.2 million. The proceeds of the issuance were allocated to the warrants and Series C Preferred based on the relative fair value of each instrument. The value attributed to the warrants was $2.9 million ($2.7 million net of offering costs) and was recorded as additional paid in capital while $0.6 million was the remaining allocated value to the Series C Preferred. In addition, the conversion terms of the Series C Preferred result in a beneficial conversion feature valued at approximately $0.7 million. As a result of the terms of conversion, we recorded a one time charge to retained earnings for this amount representing a deemed dividend to the Series C Preferred stockholders with the offset recorded in additional paid in capital.

On August 29, 2005, the remainder of the Series C Preferred and warrants were issued generating gross proceeds of $1.5 million. The proceeds of the issuance of the second tranche were allocated to the warrants and Series C Preferred stock based on the relative fair value of each instrument. The entire value of $1.5 million was attributed to the fair value of the warrants and was recorded as additional paid in capital. In addition, the conversion terms of the Series C Preferred issued in the second tranche resulted in no beneficial conversion feature.

The prior term loan agreement and the senior credit facility restricted the payment of cash dividends. Consequently, the 9% dividend obligation related to the Series C Preferred had been satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends are paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock do not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends. In addition, the conversion terms of the Series C Preferred issued as PIK dividends resulted in a beneficial conversion feature resulting in a one time charge to retained earnings representing a dividend to the Series C Preferred stockholders with the offset recorded in additional paid in capital.

Effective April 29, 2007, the loan and security agreement governing our previous term loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other loan covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million and $0.4 million, and $0.0 million and $0.4 million for the three and nine month periods ended September 30, 2008 and 2009, respectively.

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

At December 31, 2008 and September 30, 2009, 5,396 shares of Series C Preferred remain outstanding and are convertible into 2,767,179 shares of our common stock at a conversion rate of $1.95 per share.

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

There was $0.4 million and $1.0 million, and $0.3 million and $1.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and nine months ended September 30, 2008 and September 30, 2009, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from historical trading of our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time that options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of ASC 718.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Expected volatility	52.98%	78.53%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	3.39%	3.30%
Expected option term (years)	6.50	6.50

The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2008 and 2009 was $2.68 and $1.47 per option, respectively.

On April 13, 2009, the Compensation Committee of our Board of Directors approved a resolution whereby the exercise price of options held by certain of our officers, directors and employees would be changed to a price equal to the closing price of our stock on May 29, 2009. The closing price on May 29, 2009 was $2.28. This decision was approved by an advisory vote of our stockholders at the annual shareholder’s meeting on May 27, 2009. The total number of options subject to the repricing was 1,487,477. The repriced options had original exercise prices ranging from $2.32 to $10.14, which prices reflected the then current market prices our stock on the dates of the original grant. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. As a result of the sharp reduction in our stock price, the Compensation Committee and Board of Directors believed that such options no longer would properly incentivize the option holders to work in our and our stockholders’ best interests. Moreover, the Board of Directors believed that if these options were repriced, such options would provide better incentives to such employees, officers and directors. Under terms of the repricing plan, the number of options outstanding was reduced to 1,190,573 in order to have no impact on compensation expense.

The following table summarizes information about stock option activity for the three and nine months ended September 30, 2009 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,554,137	$5.59
Granted	—	—
Exercised	—	—
Lapsed or canceled	(27,707)	5.96

Outstanding at March 31, 2009	1,526,430	$5.59	8.0	$—
Granted	33,000	1.75
Replaced during repricing	(1,487,477)	5.62
Issued under the repricing	1,190,573	2.28
Exercised	—	—
Lapsed or canceled	(20,646)	6.01

Outstanding at June 30, 2009	1,241,880	$2.27	7.9	$—
Granted	457,841	2.08
Exercised	—	—
Lapsed or canceled	(26,493)	2.14

Outstanding at September 30, 2009	1,673,228	$2.22	8.1	$—

Exercisable at September 30, 2009	947,703	$2.27	7.3	$—

At September 30, 2009, $1.1 million of total unrecognized compensation costs related to the unvested portion of the option awards is expected to be recognized over a weighted average period of 2.1 years.

WARRANTS

A summary of our warrants as of September 30, 2009 and changes during the three and nine months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2008	$2.84	5,192,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2009	$2.84	5,192,650
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at June 30, 2009	$2.84	5,192,650
Granted	—	—
Exercised	—	—
Forfeited	8.33	(447,150)

Balance at September 30, 2009	$2.32	4,745,500

Exercisable	$2.32	4,745,500

RESTRICTED STOCK

The following table summarizes activity of unvested restricted stock awards for the three and nine months ended September 30, 2009:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2008	70,833	$4.53
Granted	16,500	$1.16
Vested	(24,477)	$4.45

Unvested at March 31, 2009	62,856	$3.68	$82
Granted	—	$—
Vested	(13,979)	$3.70

Unvested at June 30, 2009	48,877	$3.99	$90
Granted	—	$—
Vested	(5,729)	$4.63

Unvested at September 30, 2009	43,148	$3.91	$67

At September 30, 2009, $0.2 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a remaining weighted average period of 1.5 years.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

For the three and nine months ended September 30, 2008, we had 1,450,132 and 1,233,052 options and restricted shares, respectively, and 598,650 warrants that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, promissory notes that we issued in connection with our acquisition of Rig Tools, Inc. in November 2006 were convertible into 125,000 and 125,000 shares of common stock, Holston Notes convertible into 0 and 432,900 shares of common stock and ILT Notes convertible into 0 and 193,431 shares of common stock were excluded from the calculation for the three and nine months ended September 30, 2008, respectively.

For the three and nine months ended September 30, 2009, we had 1,516,418 and 1,489,629 options and restricted shares, respectively, and 4,928,404 and 5,103,600 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Holston Notes convertible into 216,450 and 263,229 shares of common stock, BEG Notes convertible into 720,721 and

744,481 shares of common stock and ILT Notes convertible into 266,667 and 303,297 shares of common stock were excluded from the calculation for the three and nine months ended September 30, 2009, respectively. Also, preferred stock convertible into 2,774,913 shares of common stock were excluded from the calculation of Diluted EPS for the three months and nine months ended September 30, 2009, respectively, because they were antidilutive.

The following table reconciles net income available to common stockholders and common equivalent shares for the Basic EPS calculation to net income available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three and nine months ended September 30, 2008 and 2009, respectively:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income (loss) available to common stockholders	$3,986	19,919	$(967)	20,931

Add:
Stock Options	—	96	—	—
Warrants	—	2,707	—	—
Contingently issuable shares	—	120	—	—
Preferred stock	123	2,775	—	—
Shareholder notes	88	1,863	—	—

Total dilutive effect	211	7,561	—	—

Diluted EPS net income (loss) available to common stockholders and common equivalent shares	$4,197	27,480	$(967)	20,931

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
Basic EPS net income (loss) available to common stockholders	$5,080	19,460	$(43)	20,747

Add:
Stock Options	—	101	—	—
Warrants	—	2,907	—	—
Contingently issuable shares	—	116	—	59
Preferred stock	367	2,790	—	—
Shareholder notes	86	1,010	—	—

Total dilutive effect	453	6,924	—	59

Diluted EPS net income (loss) available to common stockholders and common equivalent shares	$5,533	26,384	$(43)	20,806

NOTE 6. SEGMENT INFORMATION

ASC 280, “Segment Reporting,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our operations principally in five segments – Seismic Services, Fluid and Transportation Services, Environmental Services, Equipment Leasing, and Other Services, all of which operate exclusively in North America. The Seismic Services segment is comprised of three divisions – Drilling, Survey and Permitting. All remaining assets, primarily our corporate offices, warehouses and underlying real estate, also are located in North America. The segment classified as corporate includes all other operating activities to support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the business segments by management when determining segment profit or loss.

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

The following table shows segment information (net of intercompany transactions) for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

Three Months Ended September 30,	Seismic Services	Fluid and Transportation Services (1)	Environmental Services	Equipment Leasing	Other Services	Corporate	Total
(in thousands)
2009
Operating revenues	$8,731	$6,325	$6,736	$5,515	$1,052	$—	$28,359
Operating income (loss)	989	98	1,270	(557)	88	(2,154)	(266)
Interest expense	16	67	14	83	—	511	691
Depreciation and amortization	231	880	511	1,595	74	74	3,365
Identifiable assets	17,657	29,345	15,806	59,154	2,045	12,207	136,214
Goodwill	2,006	—	2,251	4,357	—	—	8,614
Capital expenditures	26	(122)	445	16	190	2	557
2008
Operating revenues	$19,592	$11,470	$6,654	$12,608	$2,960	$—	$53,284
Operating income (loss)	4,582	2,722	708	2,241	833	(2,952)	8,134
Interest expense	30	106	6	112	—	1,264	1,518
Depreciation and amortization	438	753	499	1,750	68	112	3,620
Identifiable assets	31,211	41,161	16,125	83,482	3,722	17,218	192,919
Goodwill	2,006	5,340	2,251	13,706	—	—	23,303
Capital expenditures	119	580	301	2,009	—	71	3,080

Nine Months Ended September 30,	Seismic Services	Fluid and Transportation Services (1)	Environmental Services	Equipment Leasing (2)	Other Services	Corporate	Total
(in thousands)
2009
Operating revenues	$30,754	$19,241	$22,333	$19,938	$3,598	$—	$95,864
Operating income (loss)	4,751	729	4,753	(776)	160	(6,003)	3,614
Interest expense	50	217	24	265	—	1,858	2,414
Depreciation and amortization	697	2,599	1,612	4,801	210	226	10,145
Identifiable assets	17,657	29,345	15,806	59,154	2,045	12,207	136,214
Goodwill	2,006	—	2,251	4,357	—	—	8,614
Capital expenditures	258	162	600	553	262	14	1,849
2008
Operating revenues	$54,284	$27,728	$20,765	$31,669	$8,719	$—	$143,165
Operating income (loss)	10,522	4,397	2,734	3,308	2,017	(8,475)	14,503
Interest expense	101	311	20	1,076	5	3,718	5,231
Depreciation and amortization	1,465	2,337	1,434	3,944	266	330	9,776
Identifiable assets	31,211	41,161	16,125	83,482	3,722	17,218	192,919
Goodwill	2,006	5,340	2,251	13,706	—	—	23,303
Capital expenditures	266	2,021	1,311	5,724	247	117	9,686

(1)	The fluid services began with the acquisition of BEG in January 2008.
(2)	The Equipment Leasing segment includes the provision for the settlement of the Siemens litigation in the amount of $2.4 million in the first quarter of 2008. Additionally, interest expense in that segment includes approximately $0.7 million of judicial interest related to the Siemens litigation in the same period.

NOTE 7. INCOME TAXES

We account for income taxes under the provisions of ASC 740, “Income Taxes” (“ASC 740”), which requires recognition of future tax benefits (temporary differences), subject to a valuation allowance based on a more-likely-than-not criteria that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, ASC 740 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. We recorded income tax expense of $3.7 million and $0.9 million for the nine months ended September 30, 2008 and 2009, respectively.

On January 1, 2007, we adopted and implemented ASC 740 as it relates to uncertainties in income taxes. As a result of this implementation, management assessed its various income tax positions; this assessment resulted in no adjustment to the tax asset or liability. We will account for interest and penalties relating to uncertain tax positions in the current period income statement as part of the provision for income taxes, as necessary. The 2004, 2005, 2006, 2007 and 2008 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

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

The prior term loan agreement and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred was satisfied through the issuance of PIK dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the term loan was amended to remove the restriction on cash dividend payments on the Series C Preferred, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million and $0.4 million, and $0.0 million and $0.4 million for the three and nine month periods ended September 30, 2008 and 2009, respectively.

In connection with the purchase of Preheat in February 2006, we issued the Preheat Notes. The Preheat Notes consist of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. The Preheat Retention Note was tied to the retention of certain employees who joined the Company at the time of the acquisition of Preheat. Upon the maturity of the Preheat Retention Note, $0.15 million was paid to employees who had completed three years of uninterrupted service with the Company in accordance with an agreement executed in connection with the Preheat Retention Note. At December 31, 2008 and September 30, 2009, the Preheat Notes had a balance of $4.0 million and $3.85 million, respectively. In February 2008, we terminated the employment of one of the Preheat stockholders for cause, and the other Preheat stockholder subsequently resigned. The terms of the Preheat Notes provide that a termination for cause or resignation of either of the Preheat stockholders’ employment results in the cancellation of the promissory notes, other than those payments due to certain employees under the Preheat Retention Note. The Preheat stockholders have contested our assertion and filed a lawsuit against the Company. As mentioned in Note 4, we received a favorable judgment in Federal court on June 23, 2009 dismissing the federal law claims related to securities transactions. The possibility remains that some of the state law claims will be brought again in state court. Consequently, the Preheat Notes remain recorded as a liability in the financial statements pending resolution of the matter.

In connection with the acquisition of Holston in March 2007, we issued the Holston Notes. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and September 30, 2009, the Holston Notes had a balance of $4.0 million and $2.0 million, respectively. In conjunction with the acquisition of Holston, we acquired a receivable from an entity owned by the former shareholders of Holston who are now our employees. This receivable had a balance at December 31, 2008 and September 30, 2009 in the amount of $0.2 million and $0.1 million, respectively.

In connection with the acquisition of certain assets of Cypress in February 2007, we issued the Cypress Note to the former owner who is now our employee. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount was reflected as a gain on early extinguishment of debt in the financial statements in 2008. At December 31, 2008 and September 30, 2009, the Cypress Note had a balance of $1.0 million.

In connection with the acquisition of certain assets of BOI in June 2007, we issued the Bailey Note to the former owner who is now our employee. The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and September 30, 2009, the Bailey Note had a balance of $0.5 million.

In connection with the acquisition of certain assets of BEG in January 2008, we issued the BEG Notes to certain shareholders of BEG, two of whom are now our employees. The BEG Notes are payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a price of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2008 and September 30, 2009, the BEG Notes had a balance of $4.0 million and $2.7 million, respectively.

In connection with the acquisition of Industrial Lift in April 2008, we issued the ILT Notes to a shareholder of Industrial Lift who is now our employee. The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a price of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. An agreement was reached with the former shareholder of Industrial Lift whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust with a maturity date in April 2010. At December 31, 2008 and September 30, 2009, the ILT Notes had a balance of $4.0 million and $3.2 million, respectively.

NOTE 9. SUBSEQUENT EVENT

On November 13, 2009, we entered into the Fourth Amendment and Waiver to Loan Agreement (the “Amendment”) to the Senior Credit Facility. The Amendment grants a waiver of the fixed charge coverage ratio covenant violation at September 30, 2009 and each and every Event of Default (as defined in the Senior Credit Facility) arising solely from the violation. In addition, the Amendment includes the following additional modifications to the Senior Credit Facility: (i) the interest rate was adjusted to a rate equal to the greater of the applicable one month LIBOR rate or 1.0% to be set at the beginning of each calendar month plus an additional margin of 4.50% with respect to the Term Loan and an additional margin of 4.00% with respect to the Revolver; (ii) the total commitment under the Senior Credit Facility was adjusted to $56.0 million, reflecting principal payments made since the Term Loan’s inception and reducing the limit on the Revolver to $20.0 million; (iii) the fixed charge coverage ratio on the Senior Credit Facility was modified to reflect a requirement of .90 to 1.00 for the twelve month period ending December 31, 2009 and June 30, 2010, 1.00 to 1.00 for the twelve month periods ending March 31, 2010, September 30, 2010, and December 31, 2010, and 1.10 to 1.00 for the twelve month periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011; and (iv) the leverage ratio was modified to reflect a requirement of 3.00 to 1.00 for the twelve month periods ending December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 and 2.50 to 1.00 for each twelve month period ending on March 31st, June 30th, September 30th or December 31st thereafter.

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

RECENT DEVELOPMENTS

On November 13, 2009, we entered into the Fourth Amendment and Waiver to Loan Agreement (the “Amendment”) to the Senior Credit Facility. The Amendment grants a waiver of the fixed charge coverage ratio covenant violation at September 30, 2009 and each and every Event of Default (as defined in the Senior Credit Facility) arising solely from the violation. In addition, the Amendment includes the following additional modifications to the Senior Credit Facility: (i) the interest rate was adjusted to a rate equal to the greater of the applicable one month LIBOR rate or 1.0% to be set at the beginning of each calendar month plus an additional margin of 4.50% with respect to the Term Loan and an additional margin of 4.00% with respect to the Revolver; (ii) the total commitment under the Senior Credit Facility was adjusted to $56.0 million, reflecting principal payments made since the Term Loan’s inception and reducing the limit on the Revolver to $20.0 million; (iii) the fixed charge coverage ratio on the Senior Credit Facility was modified to reflect a requirement of .90 to 1.00 for the twelve month period ending December 31, 2009 and June 30, 2010, 1.00 to 1.00 for the twelve month periods ending March 31, 2010, September 30, 2010, and December 31, 2010, and 1.10 to 1.00 for the twelve month periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011; and (iv) the leverage ratio was modified to reflect a requirement of 3.00 to 1.00 for the twelve month periods ending December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 and 2.50 to 1.00 for each twelve month periods ending on March 31st, June 30th, September 30th or December 31st thereafter.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the recent acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

EXECUTIVE OVERVIEW

Our business is driven by the supply and demand of hydrocarbon commodities in the United States and, to a certain extent, the international markets. Virtually all of our customers are involved in the exploration and/or production of oil and natural gas in the continental United States and the coastal waters of the Gulf of Mexico. Not surprisingly, a higher demand for oil and gas results in a higher demand for our equipment and services. With the exception of Environmental Services, our business segments experienced continued compression in business activity in the third quarter. We continue to see flat exploration activity in the market areas in which we operate.

In the immediate past, we have been very active in acquiring companies which we believe are well aligned with our Company philosophy. The companies acquired have been complementary to our core business segments. We plan to diversify into other service lines and other service areas through additional acquisitions as opportunities arise that we believe fit into our overall business strategy. Additionally, we have begun an organic growth initiative to expand into other energy production areas such as geothermal energy as well as geographic migration into the Marcellus Shale region of the northeastern United States.

We continue to maintain a large and visible presence along the coast of Louisiana to service our customers in the offshore exploration and production markets. While the offshore rig counts in the Gulf of Mexico have fallen, we feel that there is still adequate activity in the area to allow us to remain profitable in that region.

We anticipate that the Rocky Mountain region will continue to be an active area in terms of natural gas exploration. During 2006, we opened an equipment leasing location in Rock Springs, Wyoming to allow us to establish a presence in the Rocky Mountain region. In conjunction with the acquisition of Holston, we were able to expand our visibility in the Rocky Mountains with the addition of an additional equipment leasing location in Vernal, Utah. While the rig count has declined during the past two quarters, we are still active in the region and consider the geographical area to be a good long-term marketing opportunity for our company.

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

The Marcellus Shale region in the northeastern United States is perhaps the most significant active shale play in the country and we estimate that less than 5% of the terrain has had 3D seismic data acquired creating a significant potential demand for our Seismic Services segment. During the quarter, we were awarded our first seismic job in the region and anticipate additional opportunities to grow in that segment as well as our other service segments.

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

In March 2007, we completed the acquisition of Holston. This acquisition provided us with additional opportunities to expand our Environmental Services segment with corrosion proofing and offshore cleaning capabilities. Additionally, we provide NORM surveys, cleaning and waste disposal; tank degassing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting.

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

Fluid and Transportation Services.

Through Holston, we offer transportation of non-hazardous byproducts, such as saltwater and spent drilling fluids. Holston also operates three saltwater disposal wells for the disposal of non-hazardous byproducts.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2009.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
Operating revenue
Services	$40,676	$22,844	$111,496	$75,926
Rentals	12,608	5,515	31,669	19,938

Total operating revenue	53,284	28,359	143,165	95,864

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	27,856	17,206	79,524	53,702
Rentals	6,392	2,883	15,945	10,459
Depreciation and amortization	3,620	3,365	9,776	10,145
General and administrative expenses	7,282	5,007	23,417	17,707

Total operating expenses	45,150	28,461	128,662	92,013

Impairment of fixed assets	—	164	—	237

Operating income (loss)	8,134	(266)	14,503	3,614
Interest expense	(1,518)	(691)	(5,231)	(2,414)
Other expense, net	65	18	(137)	16

Income (loss) before income tax expense	6,681	(939)	9,135	1,216
Provision for income tax (expense) benefit	(2,572)	94	(3,688)	(896)

Net income (loss)	4,109	(845)	5,447	320
Dividends on preferred stock	(123)	(122)	(367)	(363)

Net income (loss) available to common stockholders	$3,986	$(967)	$5,080	$(43)

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Operating revenues decreased $24.9 million, from $53.3 million for the three months ended September 30, 2008 to $28.4 million for the three months ended September 30, 2009. Operating revenues related to services decreased $17.8 million. Our seismic services segment, other services segment, and fluid and transportation services segment accounted for $10.9 million, $1.9 million and $5.1 million of the decrease, respectively. The decrease in revenues was due to the erosion of production and drilling activity of our customers in the regions in which we operate. Seismic services are driven by the front-end activity in exploration for hydrocarbons. The other services and fluid and transportation services are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The rig counts were off sharply compared to the number of rigs operating during the same period of 2008. These decreases were offset, in part, by increases in our environmental services segment of $0.1 million. The increase in environmental services was principally attributable to specialized cleaning projects on client facilities in the Gulf of Mexico. Operating revenues related to our equipment leasing segment, including the Industrial Lift acquisition effective April 2008, decreased by $7.1 million. This reduction in equipment leasing activity is attributable to the reduction in rigs operated by our customers in the areas we serve.

Direct costs related to services decreased $10.7 million, from $27.9 million for the three months ended September 30, 2008 to $17.2 million for the three months ended September 30, 2009. Direct costs for our seismic services segment, environmental services segment, other services segment, and fluid and transportation services segment enhanced by the BEG acquisition accounted for $6.6 million, $0.4 million, $1.2 million and $2.5 million of the decrease, respectively. The decreases were in response to lower activity levels as described above. Direct costs related to rentals decreased $3.5 million, from $6.4 million for the three months ended September 30, 2008 to $2.9 million for the three months ended September 30, 2009. Of the total decrease in direct costs, $4.7 million relates to repairs and maintenance and cost of parts sold, $2.4 million relates to explosives and down-hole supplies, $2.9 million relates to payroll costs, $1.2 million relates to fuel and oil, $1.4 million relates to third-party contract services, $0.6 million relates to insurance and $0.4 million relates to property damages.

Depreciation and amortization costs decreased $0.2 million from $3.6 million for the three month period ended September 30, 2008 to $3.4 million for the three month period ended September 30, 2009. Depreciation expense increased $0.1 million due to the reallocation of the purchase price of Preheat and Rig Tools in 2008. Amortization expense decreased $0.3 million due to the impairment of intangibles recorded at December 31, 2008.

General and administrative costs decreased $2.3 million, from $7.3 million during the three month period ended September 30, 2008 to $5.0 million during the same three month period of 2009. Payroll and related costs decreased $1.3 million, professional services and related costs decreased $0.3 million, fuel and oil decreased $0.2 million as did business promotions.

Interest expense decreased approximately $0.8 million from $1.5 million for the three month period ended September 30, 2008, to $0.7 million for the three month period ended September 30, 2009. The decrease in interest expense was attributable to decreased interest rates on variable interest debt between the periods along with a lower level of debt between the periods. Also, we reduced interest expense by approximately $0.2 million through the reduction of a previous accrual related to a sales tax assessment. Interest expense includes $0.4 million and $0.3 million for the three month periods ended September 30, 2008 and 2009, respectively, related to amortization of deferred loan costs.

Income tax expense decreased by approximately $2.7 million from $2.6 million for the period ended September 30, 2008, to ($0.1) million for the three month period ended September 30, 2009. The decrease is attributable to reduced income before taxes for the current quarter compared to the same period in 2008. The effective tax rate for the 2009 quarter is 10.0%. The rate is different than the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s day-to-day operations.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Operating revenues decreased $47.3 million, from $143.2 million for the nine months ended September 30, 2008 to $95.9 million for the nine months ended September 30, 2009. Operating revenues related to services decreased $35.5 million. Our seismic services segment, other services segment, and fluid and transportation services segment accounted for $23.5 million, $5.1 million and $8.5 million of the decrease, respectively. The decrease in revenues was due to the erosion of production and drilling activity of our customers in the regions in which we operate. Seismic services are driven by the front-end activity in exploration for hydrocarbons. The other services and fluid and transportation services are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The rig counts were off sharply compared to the number of rigs operating during the first nine months of 2008. These decreases were offset by increases in our environmental services segment of $1.6 million. The increase in environmental services was principally attributable to specialized cleaning projects on client facilities in the Gulf of Mexico. Operating revenues related to our equipment leasing segment, after taking into account the Industrial Lift acquisition effective April 2008, decreased by $11.8 million. This reduction in equipment leasing activity is attributable to the reduction in rigs operated by our customers in the areas we serve.

Direct costs related to services decreased $25.8 million, from $79.5 million for the nine months ended September 30, 2008 to $53.7 million for the nine months ended September 30, 2009. Direct costs for our seismic services segment, other services segment, fluid and transportation services segment enhanced by the BEG acquisition, and environmental services segment accounted for $17.4 million, $3.2 million, $4.8 million and $0.4 million of the decrease, respectively. The decreases were in response to lower activity levels as described above. Direct costs related to rentals decreased $5.4 million, from $15.9 million for the nine months ended September 30, 2008 to $10.5 million for the nine months ended September 30, 2009. Of the total decrease in direct costs, $8.9 million relates to repairs and maintenance and cost of parts sold, $4.9 million relates to third-party contract services, $5.8 million relates to explosives and down-hole supplies, $6.1 million relates to payroll costs, $3.0 million relates to fuel and oil and $1.4 million relates to insurance.

Depreciation and amortization costs increased $0.3 million from $9.8 million for the nine month period ended September 30, 2008 to $10.1 million for the nine month period ended September 30, 2009. Depreciation expense increased $2.2 million due partially to the increase in revenue-producing assets from the acquisitions of BEG in January 2008 and Industrial Lift in April 2008 and partially to the reallocation of the purchase price of Preheat and Rig Tools. Amortization expense decreased $1.8 million due to the impairment of intangibles recorded at December 31, 2008.

General and administrative costs decreased $5.7 million, from $23.4 million during the nine month period ended September 30, 2008 to $17.7 million during the same nine month period of 2009. $2.4 million of the decrease relates to the Siemens litigation settlement recorded in the first quarter of 2008, $1.7 million relates to professional services and related costs and $1.3 million relates to payroll and related costs.

Interest expense decreased approximately $2.8 million from $5.2 million for the nine month period ended September 30, 2008, to $2.4 million for the nine month period ended September 30, 2009. The decrease in interest expense was attributable to decreased interest rates on variable interest debt between the periods along with a lower level of debt between the periods. Also, we reduced interest expense by approximately $0.5 million through the reduction of a previous accrual related to a sales tax assessment. Interest expense includes $1.1 million and $0.9 million, for the nine month periods ended September 30, 2008 and 2009, respectively, related to amortization of deferred loan costs.

Income tax expense decreased by approximately $2.8 million from $3.7 million for the period ended September 30, 2008, to $0.9 million for the nine month period ended September 30, 2009. The decrease is attributable to a reduction of income before income taxes for the first nine months of 2009 compared to the same period in 2008. The effective tax rate for the 2009 quarter is 73.7%. The rate is higher than the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s day-to-day operations.

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

On August 28, 2008, the Senior Credit Facility was amended to remove the $15.0 million delayed draw term loan. As an accommodation to our lender, we agreed to remove the delayed draw portion of the facility in order to make syndication of the Senior Credit Facility more manageable. As disclosed in “Recent Developments” above, effective November 13, 2009, we further amended our Senior Credit Facility.

At September 30, 2009, we had approximately $2.6 million in cash and restricted cash compared to $3.0 million in cash and restricted cash at December 31, 2008, and working capital of $0.7 million at September 30, 2009, compared to $4.0 million at December 31, 2008. The decrease in working capital from December 31, 2008 to September 30, 2009 is primarily due to a reduction in trade accounts receivable and a reduction of supply inventory levels. Cash provided by operating activities was $23.1 million for the nine months ended September 30, 2009 compared to $21.9 million for the same period in 2008 due, in part, to an increase in non-cash charges related to reserves for uncollectible accounts, a reduction in accounts receivable and accounts payable and accrued expenses and non-cash adjustments to deferred income taxes. Cash used in investing activities was $0.9 million for the nine months ended September 30, 2009 compared to $30.0 million during the same period in 2008. The difference is due to a $7.8 million reduction in capital expenditures in 2009 and the fact that 2008 included $7.1 million applied to the acquisition of BEG and $13.8 million to the acquisition of Industrial Lift. Cash used in financing activities was $22.1 million for the nine months ended September 30, 2009 compared to $3.3 million for the same period in 2008 due primarily to an increase in payments reducing the revolving line of credit and long-term debt.

Historically, our capital requirements have primarily related to the purchase or fabrication of new drilling equipment and related support equipment, expansion of our rental and transportation fleets and new business acquisitions. Thus far in 2009, we have expended approximately $1.8 million on equipment and other fixed assets. For the remainder of 2009, we expect to explore strategic business opportunities and closely monitor our operational needs for capital expenditures.

We believe that our internally generated cash flow from operations is sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures and debt service. As we have historically done, we may, from time to time, access available funds under our Senior Credit Facility to supplement our liquidity to meet our cash requirements for day to day operations and times of peak needs throughout the year. Our planned capital expenditures as well as any acquisitions we choose to pursue, are expected to be financed through a combination of cash on hand, cash flow from operations and borrowings under our Senior Credit Facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2008. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMNI ENERGY SERVICES CORP.

Dated: November 13, 2009	/s/ Brian J. Recatto
Brian J. Recatto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	/s/ Ronald D. Mogel
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)