Form 10-K/A
period 2009-12-31
OMNI ENERGY SERVICES CORP
filed 2010-08-26
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                 Accelerated filer  ☐                Non-accelerated filer   ☐                Smaller reporting company  ☒

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

Explanatory Note

OMNI Energy Services Corp. (referred to in this report as “OMNI”, “we”, or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (“Amendment No. 1”) to reflect the restatement of its 2006, 2007, 2008 and 2009 consolidated financial statements.

As initially disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 22, 2010, management and the Audit Committee of the Board of Directors of the Company have concluded that the Company’s previously issued financial statements included in the following reports filed with the Commission should no longer be relied upon: the consolidated financial statements for the years ended December 31, 2009, 2008, 2007 and 2006, included in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

This Amendment No. 1 has been filed to reflect certain contingent consideration associated with subordinated promissory notes as compensation for services rather than purchase price as originally presented. Accordingly, goodwill and other intangibles initially recorded were revised as a result of the reduction in purchase price and replaced by compensation for services recorded during the period of the required contingent employment of the shareholders of the acquired entities. Further, the impairment recorded in 2008 and 2009 associated with the impacted goodwill and intangibles has been adjusted accordingly.

This Amendment No. 1 reflects certain changes in Part II, Item 8, Financial Statements and Supplementary Data to reflect the above restatement. Related amendments to conform the adjusted amounts as a result of the restatement also were made in Part I, Item IA. Risk Factors, Part II, Item 5. Selected Financial Data, including corrections required for the year ended December 31, 2006, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, 7A. Quantitative and Qualitative Disclosures About Market Risks, and Part II, Item 9A. Controls and Procedures. The other items of the Form 10-K/A are being reproduced as part of this Amendment No. 1 solely for the convenience of the reader and the content set forth in such sections is consistent with what was reported in the 2009 Annual Report on Form 10-K, filed on March 31, 2010. Any forward-looking statements included in this Amendment No. 1 for the fiscal year ended December 31, 2009, represent management’s view as of the original filing date of the 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as explained above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Commission subsequent to the filing of the originally filed Annual Report on Form 10-K.

The exhibits filed with this Amendment No. 1 include an updated consent of our independent registered public accounting firm, and current certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002.

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

GENERAL

OMNI Energy Services Corp. is an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey services; (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry; drilling fluid transportation and disposal services; other specialized services such as metal stress relieving, environmental pit cleaning, wellhead preheating and wellhead installation and (iii) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain region and prolific shale regions in the South Central United States and the Appalachian Region. At December 31, 2009, we operated in three business segments—Seismic Services, Environmental and Other Services, and Equipment Leasing. For information about the revenues, operating income (loss) and other financial information relating to the segments, see Note 12 to our Consolidated Financial Statements.

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

DRILLING . The primary activity of our Seismic Services segment is the drilling and loading of source points for seismic analysis. Once the geophysical company has plotted the various source points and a survey crew has marked their locations, our drill crews are deployed to drill and load the source points.

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

PERMITTING . We maintain a “Geophysical Permit Acquisition Operation Division” within the Seismic Services segment. Our staff of contract permit agents first conducts research in public land title records to determine ownership of the lands located in the seismic projects. The permit agents then contact, negotiate and acquire permits and landowner consents for the survey, drilling and recording crews to conduct their operations. Throughout the seismic data acquisition process, the permit agents assist the crews in the field with landowner relations and permit restrictions in order to reduce field-crew downtime for noncompliance with landowner requests. Our permit services are enhanced with the assistance of a proprietary database software program specifically designed for efficient management of seismic projects.

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

As of December 31, 2009, we had outstanding total indebtedness of approximately $45.6 million including capital lease obligations. Total indebtedness on that date included $36.0 million in borrowings under a term loan incurred under our senior credit facility (see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SENIOR CREDIT FACILITY and Note 5 to the Consolidated Financial Statements). It also included $6.1 million of indebtedness outstanding under various subordinated promissory notes payable to certain former owners of acquired companies.

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

In the future, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure of our internal control over financial reporting may result in errors or omissions in our periodic filings which may require us to amend our prior filings. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common stock.

Our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the design and operation of our internal controls as they relate to financial reporting related to accounting for contingent provisions and accounting for income taxes at December 31, and concluded that our controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. There can be no assurance that our controls will effectively prevent material misstatements in our consolidated financial statements in future periods. See Item 9A for further discussion.

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

The selected financial data as of and for the five years ended December 31, 2009 are derived from our audited consolidated financial statements. The following information is qualified in its entirety by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. Our selected historical results are not necessarily indicative of results expected in future periods. The consolidated financial information for 2006, 2007, 2008 and 2009 contained in this Amendment No. 1 has been restated to reflect certain contingent consideration associated with subordinated promissory notes as compensation for services in accordance with Emerging Issues Task Force No. 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (“EITF 95-8”) rather than purchase price as originally presented. Accordingly, goodwill and other intangibles initially recorded were revised as a result of the reduction in purchase price that was replaced by compensation for services recorded during the period of the required contingent employment of the shareholders of the acquired entities. Further, the impairment recorded in 2008 and 2009 associated with the impacted goodwill and intangibles has been adjusted accordingly. The effect on the previously filed financial statements is included below.

We sold our Aviation Transportation Services business effective June 30, 2005. The financial information related to the results of operations for the year ended December 31, 2005 has been adjusted to present the operations of the Aviation Transportation Services business as discontinued operations.

SELECTED FINANCIAL DATA

	YEAR ENDED DECEMBER 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)
		(Restated)	(Restated)	(Restated)	(Restated)
INCOME STATEMENT DATA:
Operating revenue
Services	$43,350	$82,819	$140,695	$149,559	$96,433
Rentals	—	16,179	31,784	44,027	25,993

Total operating revenue	43,350	98,998	172,479	193,586	122,426

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	26,689	54,484	95,476	105,852	69,307
Rentals	—	5,298	14,603	21,981	13,438
Depreciation and amortization	4,627	5,660	10,511	13,013	13,511
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in 2008)	8,497	15,813	36,902	31,939	24,616

Total operating expenses	39,813	81,255	157,492	172,785	120,872

Impairment of goodwill and intangibles	—	—	—	11,764	—
Impairment of fixed assets	—	—	—	417	237

Operating income	3,537	17,743	14,987	8,620	1,317
Interest expense	(2,836)	(4,789)	(6,576)	(6,422)	(3,420)
Gain (loss) on debenture conversion inducement and debt extinguishment	758	15	(1,100)	—	(8)
Other income, net	9	185	187	249	22

Income (loss) before income taxes	1,468	13,154	7,498	2,447	(2,089)
Income tax benefit (expense)	508	6,805	(5,600)	(4,212)	(591)

Net income (loss) from continuing operations	1,976	19,959	1,898	(1,765)	(2,680)
Loss from discontinued operations, net of taxes	(3,978)	—	—	—	—
Loss on disposal of discontinued operations assets, net of taxes	(2,271)	—	—	—	—

Net income (loss)	(4,273)	19,959	1,898	(1,765)	(2,680)
Dividends and accretion of preferred stock	(249)	(488)	(503)	(489)	(486)
Non-cash charge attributable to beneficial conversion features of preferred stock	(745)	(458)	(255)	—	—

Net income (loss) available to common stockholders	$(5,267)	19,013	1,140	(2,254)	(3,166)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	$1.17	$0.06	$(0.11)	$(0.15)
Loss from discontinued operations	(0.30)	—	—	—	—
Loss on disposal of discontinued operations assets	(0.17)	—	—	—	—

Net income (loss) available to common stockholders	$(0.40)	$1.17	$0.06	$(0.11)	$(0.15)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.07	$0.82	$0.05	$(0.11)	$(0.15)
Loss from discontinued operations	(0.29)	—	—	—	—
Loss on disposal of discontinued operations assets	(0.16)	—	—	—	—

Net income (loss) available to common stockholders	$(0.38)	$0.82	$0.05	$(0.11)	$(0.15)

Number of Weighted Average Shares:
Basic	13,251	16,190	18,077	19,740	20,795
Diluted	13,683	24,459	22,757	19,740	20,795

	DECEMBER 31,
	2005	2006	2007	2008	2009
	(In thousands)
		(Restated)	(Restated)	(Restated)	(Restated)
BALANCE SHEET DATA:
Total assets	$43,758	$112,538	$150,910	$159,522	$125,644
Long-term debt, less current maturities	15,801	27,934	28,827	41,877	34,531
Preferred stock	806	1,285	1,162	1,074	1,074
Total equity	11,135	37,570	50,032	52,756	51,435

	YEAR ENDED DECEMBER 31,
	2005	2006	2007	2008	2009
	(In thousands)
			(Restated)	(Restated)	(Restated)
STATEMENT OF CASH FLOW DATA:
Net cash provided by operating activities	$2,894	$22,360	$31,581	$25,110	$22,916
Net cash provided by (used in) investing activities	11,474	(26,120)	(35,523)	(32,529)	(557)
Net cash provided by (used in) financing activities	(15,237)	16,162	4,797	(3,969)	(22,471)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The financials contained in this Amendment No. 1 have been restated to reflect certain contingent obligations associated with certain subordinated promissory notes as recorded as compensation for services rather than purchase price consideration, as originally presented. Accordingly, goodwill and other intangibles initially recorded were likewise revised as a result of the reduction in purchase price and replaced by compensation for services recorded during the period of the required contingent employment of the shareholders of the acquired entities. Further, the impairment recorded in 2008 and 2009 associated with the impacted goodwill and intangibles was adjusted accordingly.

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

RESULTS OF OPERATIONS

The following discussion provides information related to the results of our operations.

Year Ended December 31, 2008 Compared To The Year Ended December 31, 2009:

	YEAR ENDED DECEMBER 31,
	2008	2009
	(In thousands)
	(Restated)	(Restated)
Operating revenue
Services	$149,559	$96,433
Rentals	44,027	25,993

Total operating revenue	193,586	122,426

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	105,852	69,307
Rentals	21,981	13,438
Depreciation and amortization	13,013	13,511
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in 2008)	31,939	24,616

Total operating expenses	172,785	120,872

Impairment of goodwill and intangibles	11,764	—
Impairment of fixed assets	417	237

Operating income	8,620	1,317
Interest expense	(6,422)	(3,420)
Loss on debt extinguishment	—	(8)
Other income, net	249	22

Income (loss) before income taxes	2,447	(2,089)
Income tax expense	(4,212)	(591)

Net loss	(1,765)	(2,680)
Preferred stock dividends	(489)	(486)

Net loss available to common stockholders	$(2,254)	$(3,166)

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

Depreciation and amortization costs increased $0.5 million from $13.0 million for the year ended December 31, 2008 to $13.5 million for year ended December 31, 2009. Depreciation expense increased $2.3 million due primarily to the increase in revenue-producing assets in the equipment leasing and environmental and other services segments. Amortization expense decreased $1.8 million due to the decrease in intangibles related to the impairment recorded in 2008.

General and administrative costs decreased $7.4 million, from $32.0 million during the year ended December 31, 2008 to $24.6 million for the year ended December 31, 2009. Of the decrease over the prior year, $2.4 million relates to the settlement of litigation with Siemens Water Technologies, $1.8 million relates to decreases in payroll and related costs, and $2.2 million relates to decreases in professional services.

We test goodwill for impairment on an annual basis, or more often if circumstances indicate our goodwill might be impaired. Upon completion of our test in 2009, there were indicators that a portion of the goodwill and intangibles of our Seismic Services, Equipment Leasing and Environmental and Other Services segments might be impaired. As required by Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other,” we calculated the implied fair value of the goodwill and intangibles for these segments and determined that the implied fair value was in excess of the carrying value of the goodwill and intangibles, meaning that the goodwill and intangibles were not impaired. See Note 1 to the consolidated financial statements for further discussion.

During the fourth quarter of 2008, we recorded a pre-tax charge of approximately $11.8 million to write off a portion of the intangible and goodwill balances related to our Seismic Services, Equipment Leasing and Environmental and Other Services segments. As mentioned above, management of the Company believes that the intangibles and goodwill of these segments were impaired during 2008 because of the overall economic downturn and deterioration in the global credit markets and specifically the downturn in the oilfield services sector, which has resulted in a decline in our stock price and market valuation. The intangibles and goodwill which were impaired arose from our acquisitions of Cypress, Preheat, Rig Tools, Holston and Industrial Lift between February 2006 and April 2008.

Interest expense decreased approximately $3.0 million from $6.4 million for the year ended December 31, 2008 to $3.4 million for the year ended December 31, 2009. This decrease was due to decreased levels of debt coupled with decreases in variable interest rates from 2008 to 2009.

Other income decreased from $0.2 million in 2008 to $0.0 million in 2009. This decrease was primarily attributable to a $0.2 million decrease in miscellaneous income.

For the year ended December 31, 2008, the provision for income tax expense was $4.2 million compared to $0.6 million for 2009. Our effective tax rates differ from the statutory rate of 34% primarily because of state income taxes, and the tax effects of permanent items attributable to book-tax differences.

Preferred stock dividends were $0.5 million each for the years ended December 31, 2008 and 2009.

Year Ended December 31, 2007 Compared To The Year Ended December 31, 2008:

	YEAR ENDED DECEMBER 31,
	2007	2008
	(In thousands)
	(Restated)	(Restated)
Operating revenue
Services	$140,695	$149,559
Rentals	31,784	44,027

Total operating revenue	172,479	193,586

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	95,476	105,852
Rentals	14,603	21,981
Depreciation and amortization	10,511	13,013
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in 2008)	36,902	31,939

Total operating expenses	157,492	172,785

Impairment of goodwill and intangibles	—	11,764
Impairment of fixed assets	—	417

Operating income	14,987	8,620
Interest expense	(6,576)	(6,422)
Loss on debt extinguishment	(1,100)	—
Other income	187	249

Income before income taxes	7,498	2,447
Income tax expense	(5,600)	(4,212)

Net income (loss)	1,898	(1,765)
Preferred stock dividends	(503)	(489)
Non-cash charge attributable to beneficial conversion features of preferred stock	(255)	—

Net income (loss) available to common stockholders	$1,140	$(2,254)

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

Depreciation and amortization costs increased $2.5 million from $10.5 million for the year ended December 31, 2007 to $13.0 million for year ended December 31, 2008. Depreciation expense increased $0.7 million due primarily to the increase in revenue-producing assets from the acquisitions of BEG in January 2008 and Industrial Lift in April 2008. Amortization expense increased $1.8 million due to the increase in intangibles related to the aforementioned acquisitions.

General and administrative costs decreased $5.0 million, from $36.9 million during the year ended December 31, 2007 to $31.9 million for the year ended December 31, 2008. Of the decrease, $6.3 million relates to payroll and related costs, which were partially offset by increases as a result of the acquisitions of BEG in the amount of $0.8 million and Industrial Lift in the amount of $0.6 million in 2008 and the $2.4 million settlement of litigation with Siemens Water Technologies.

We test goodwill for impairment on an annual basis, or more often if circumstances indicate our goodwill might be impaired. Upon completion of our test in 2008, there were indicators that the a portion of the goodwill and intangibles of our Seismic Services, Equipment Leasing and Environmental and Other Services segments might be impaired. As required by ASC 350, “Intangibles—Goodwill and Other,” we calculated the implied fair value of the goodwill and intangibles for these segments and determined that the implied fair value was less than the carrying value of the goodwill and intangibles, meaning that the goodwill and intangibles were impaired. As a result, during the fourth quarter of 2008, we recorded a pre-tax charge of approximately $11.8 million to impair a portion of the intangible and goodwill balances related to our Seismic Services, Equipment Leasing and Environmental and Other Services segments. Management of the Company believes that the intangibles and goodwill of these segments were impaired because of the overall economic downturn and deterioration in the global credit markets and specifically the downturn in the oilfield services sector, which has resulted in a decline in our stock price and market valuation. The intangibles and goodwill which were impaired arose from our acquisitions of Cypress, Preheat, Rig Tools, Holston and Industrial Lift between February 2006 and April 2008.

Interest expense decreased approximately $0.2 million from $6.6 million for the year ended December 31, 2007 to $6.4 million for the year ended December 31, 2008. Increased levels of debt including financing for recent acquisitions were offset by decreases in variable interest rates from 2007 to 2008.

Loss on debt extinguishment decreased $1.1 million from 2007 to 2008 as a result of the early repayment of our previous revolving line of credit in March 2007. Accordingly, any remaining deferred loan cost attributable to line of credit was expensed at that time in addition to an early payment penalty.

For the year ended December 31, 2007, the provision for income tax expense was $5.6 million compared to $4.2 million for 2008. The provision for income taxes for 2008 on the loss before income taxes was different than the statutory rate of 34% due to non-deductibility of certain goodwill impairment charges and contingent employee compensation charges.

Preferred stock dividends were $0.5 million each for the years ended December 31, 2007 and 2008. Furthermore, we recorded a non-cash charge (deemed dividend) of $0.3 million attributable to the beneficial conversion feature associated with the Series C 9% Convertible Preferred Stock issued in 2007 and $0 million for 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had approximately $1.9 million in cash on hand and approximately $7.6 million available for future borrowings on our revolving line of credit. This compares to approximately $2.0 million in cash on hand and approximately $12.0 million available for future borrowings on our revolving line of credit at December 31, 2008. At December 31, 2009, we had working capital of approximately $8.9 million as compared to approximately $7.1 million at December 31, 2008. Our increase in working capital is primarily attributable to an increase in prepaid income taxes and a reduction in notes payable, accounts payable and accrued expenses that more than offset the decline in accounts receivable due to the reduction in business levels.

Cash provided by continuing operating activities was $22.9 million, $25.1 million, and $31.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2007, the largest contributing factor to our increase over the previous year was an increase in accounts payable. In 2008, the largest contributing factor to our decrease over the prior year was a decrease in accounts receivable, accounts payable and accrued expenses. In 2009, the largest contributing factor to our decrease over the prior year was a decrease in income from operations.

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

LONG-TERM DEBT

At December 31, 2008 and December 31, 2009, long-term debt consists of the following:

	DECEMBER 31,
	2008	2009
	(In thousands)
	(Restated)	(Restated)
Notes payable to a bank with interest payable at prime plus 1.50% (6.5% at December 31, 2008 and 4.75 % at December 31, 2009) maturing July 31, 2023, secured by real estate	$1,243	$1,183
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2013	1,000	2,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2013	5,334	4,133
Promissory notes payable to finance companies secured by vehicles and equipment	492	329
Capital leases payable to finance companies secured by equipment	39	1,967
Term Loan payable to a bank, variable interest rate at 30-day LIBOR plus 2.75% at December 31, 2008 and 30-day LIBOR with 1% floor plus 4.5% at December 31, 2009 (3.71% at December 31, 2008 and 5.50% at December 31, 2009), secured by various equipment, maturing April 23, 2013	44,000	36,000

Total	$52,108	$45,612
Less: current maturities	(10,231)	(11,881)

Long-term debt, less current maturities	$41,877	$33,731

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

PREHEAT NOTES

In connection with the February 2006 purchase of Preheat, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”) which included an employment contingency. The obligation was being recognized as compensation expense ratably over the three-year contingency period. The Preheat Notes consisted of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. In February 2008, we terminated for cause the employment of one of the Preheat stockholders. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. As a result of the termination, it was determined that the employment contingency would not be satisfied. As a result, the accrual was reversed in February 2008.

CHARLES HOLSTON NOTES

In connection with the acquisition of Holston in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”) which included an employment contingency for $3.3 million of this obligation. This portion of the obligation is being recognized as compensation expense ratably over the three-year contingency period. The remaining $1.7 million of the obligation was recorded as a liability as no contingent employment was required. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and 2009, the Holston Notes had a balance of $4.0 and $2.0 million, respectively, with $1.3 million and $0.7 million included in long-term debt, respectively.

During February 2010, each of the holders of the Holston Notes signed note modification agreements (“Holston Note Modifications”) whereby the payment terms of the Holston Notes were modified to thirty-five monthly payments of principal and interest of $0.06 million beginning February 28, 2010 and one payment for the balance on January 28, 2013. This modification included the removal of all associated employment contingencies. As a result, the portion of the outstanding obligation not previously recorded due to the contingency was included in compensation expense in the first quarter of 2010 resulting in a note payable of $1.3 million. This payable is included in the monthly payments of principal and interest referred to earlier in this paragraph. At the time of the Holston Note Modifications, we issued an aggregate of 107,334 shares of our unregistered restricted common stock to the holders of the Holston Notes. The restrictions on the shares will lapse at various times prior to the maturity of the Holston Notes and we may, at our option, pay the Holston Note balances prior to the new maturity date without penalty. If payment of the Holston Notes is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect these modifications.

CYPRESS NOTE

In connection with the acquisition of certain assets of Cypress effective in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress Energy stockholder (“Cypress Note”). The Cypress Note required the continued employment of one of the former owners of Cypress and was being recognized as compensation expense ratably over the three-year contingency period. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount is reflected as a reduction in compensation expense for the period. At December 31, 2008, the Cypress Note had a balance of $1.0 million but was not recorded as a note payable as the employment contingency had not been satisfied. During the first quarter of 2009, the employment contingency was removed and the previously unrecorded outstanding obligation was recorded as compensation expense in the first quarter of 2009 and the corresponding note payable of $1.0 million was recorded and was outstanding at December 31, 2009.

BAILEY NOTE

In connection with the acquisition of BOI in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and 2009, the Bailey Note had a balance of $0.5 million.

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

INDUSTRIAL LIFT NOTES

In connection with the acquisition of Industrial Lift in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (the “ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. An employment contingency was included in the ILT Notes requiring the continued employment of one of the former owners of Industrial Lift requiring these notes to be recognized as compensation expense ratably over the three-year contingency period. As a result of the employment contingency, the ILT Notes were not included as a portion of the purchase price of Industrial Lift. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. In April 2009, an agreement was reached with the former shareholder of Industrial Lift whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 unregistered restricted shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust which was released prior to December 31, 2009. At December 31, 2009, the ILT Notes had a balance of $1.3 million.

In March 2010, each of the holders of the ILT Notes signed a note modification agreement (“ILT Note Modification”) whereby the payment terms of $1.0 million of the ILT Notes were modified to thirty-five monthly payments of principal and interest of $0.03 million beginning April 23, 2010 and one payment for the balance on March 23, 2013. This modification included the removal of the associated employment contingencies. As a result, this portion of the outstanding obligation not previously recorded was recorded as compensation expense in the first quarter of 2010 resulting in a corresponding note payable of $2.0 million. This payable is included in the monthly payments of principal and interest referred to above. At the time of the ILT Note Modification, we issued an aggregate of 53,665 shares of our unregistered restricted common stock to the holders of the ILT Notes. The restrictions on the shares will lapse at various times prior to the maturity of the notes and we may, at our option, pay the note balance prior to the new maturity date without penalty. If payment of the ILT Note is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The terms and maturity on the $1.0 million of ILT Notes originally maturing in April 2011 remain unchanged. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect the modification.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLES

During 2009, we evaluated our goodwill and indefinite-lived intangible assets in accordance with the recoverability tests prescribed by GAAP as of our annual testing date, December 31st and determined that goodwill and intangibles were not impaired as of the testing date. For the year ended December 31, 2008, we performed this test at the annual testing date and impairment of goodwill was indicated for our Seismic Services and Equipment Leasing reporting units.

In performing the two-step goodwill impairment test, we compared the fair value of each of our reportable units to its carrying value. We estimated the fair value of our reportable units by considering both the income approach and market approach. Under the market approach, the fair value of the reportable unit is based on market multiples and recent transaction values of peer companies. Under the income approach, the fair value of the reportable unit is based on the present value of estimated future cash flows using the discounted cash flow method. The discounted cash flow method is dependent on a number of unobservable inputs including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Based upon this testing, we determined that the fair value associated with our Equipment Leasing reporting unit was less than the carrying value, which triggered step two. For step two, we calculated the implied fair value of goodwill and compared it to the carrying amount of that goodwill, by examining the fair value of the tangible and intangible property of the reportable unit. The inputs for this model were largely unobservable estimates from management based on historical performance. We retained the assistance of a third-party valuation firm to assess the market value of the property, plant and equipment of the Equipment Leasing reporting unit. The result of this analysis was that an impairment was not deemed necessary at December 31, 2009.

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

CONTRACTUAL OBLIGATIONS

We have the following contractual debt obligations as of December 31, 2009:

	PAYMENTS DUE BY PERIOD
	TOTAL	2010	2011-2012	2013-2014	THEREAFTER
		(In thousands)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Long-term debt	$48,893	$13,264	$21,997	$12,618	$1,014
Capital lease obligations	2,293	908	1,316	69	—
Insurance notes	252	252	—	—	—

Total Contractual Cash	$51,438	$14,424	$23,313	$12,687	$1,014
Less: interest	5,578	2,295	2,720	400	163

Total Principal Due	$45,860	$12,129	$20,593	$12,287	$851

We have the following operating lease commitments as of December 31, 2009:

	PAYMENTS DUE BY PERIOD
	TOTAL	2010	2011-2012	2013-2014	THEREAFTER
	(In thousands)
Operating leases	$5,869	$3,300	$2,329	$177	$63

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

	DECEMBER 31,
	2010	2011	2012	2013	2014+
	(Dollars in thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Long-term debt
Fixed Rate	$3,822	$2,479	$1,985	$118	$25
Average interest rate	6.7%	5.6%	6.6%	6.5%	9.6%
Variable Rate	$8,059	$8,063	$8,066	$12,070	$925
Average interest rate	5.5%	5.5%	5.5%	5.5%	4.8%
Short-term debt
Fixed Rate	$248	—	—	—	—
Average interest rate	5.2%	—	—	—	—

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

As discussed in Note 2 to the consolidated financial statements, the December 31, 2009 consolidated financial statements have been restated to reflect contingent obligations associated with certain subordinated promissory notes as compensation for services rather than purchase price consideration, as originally presented.

Houston, Texas

March 31, 2010 (except for Note 2, as to which the date is August 26, 2010)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OMNI Energy Services Corp:

We have audited the accompanying consolidated balance sheet of OMNI Energy Services Corp. as of December 31, 2008 (Restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008 (Restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As referred to in Note 2, the financial statements have been restated to reflect certain contingent obligations associated with certain subordinated promissory notes recorded as compensation for services rather than purchase price consideration.

As referred to in Note 12, the financial results of the Company’s reportable segments as of and for the years ended December 31, 2008 and 2007 have been restated to align, consistent with the current year’s presentation, management’s resource allocation and performance assessment in making decisions regarding operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Energy Services Corp. as of December 31, 2008 (Restated), and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 (Restated), in conformity with U.S. generally accepted accounting principles.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas

March 13, 2009, except for Note 2, for which the date is

            August 26, 2010 and Note 12, for which the date is March 31, 2010

OMNI ENERGY SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2009
	(In thousands, except share data)
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,043	$1,931
Restricted cash	942	—
Trade receivables, net	33,848	15,016
Other receivables	682	578
Parts and supplies inventory	7,897	6,811
Prepaid expenses and other current assets	5,789	4,638
Deferred tax assets	384	66
Due from related party	204	131
Assets held for sale	900	736

Total current assets	52,689	29,907

PROPERTY, PLANT AND EQUIPMENT, net	80,654	72,144

OTHER ASSETS:
Goodwill	6,586	6,586
Customer intangible assets, net	4,144	3,539
Licenses, permits and other intangible assets, net	10,236	9,424
Loan closing costs, net	4,963	3,758
Other assets	250	286

Total other assets, net	26,179	23,593

TOTAL ASSETS	$159,522	$125,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,005	$3,911
Accrued expenses	11,863	5,817
Line of credit	9,801	—
Current maturities of long-term debt and capital leases	10,231	11,881
Insurance notes payable	1,710	248

Total current liabilities	45,610	21,857

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	41,877	33,731
Other long-term liabilities	527	172
Deferred tax liability	18,752	18,449

Total long-term liabilities	61,156	52,352

Total liabilities	106,766	74,209

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 shares of Series B issued and outstanding at December 31, 2008 and 2009 and 5,396 shares of Series C issued and outstanding at December 31, 2008 and 2009, liquidation preference of $1,000 per share	1,074	1,074
Common stock, $0.01 par value, 45,000,000 shares authorized; 20,647,496 and 20,980,202 issued and outstanding at December 31, 2008 and 2009, respectively	206	209
Preferred stock dividends declared	3	3
Additional paid-in capital	99,045	100,887
Accumulated deficit	(47,572)	(50,738)

Total stockholders’ equity	52,756	51,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,522	$125,644

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
	(In thousands, except per share data)
	(Restated)	(Restated)	(Restated)
Operating revenue
Services	$140,695	$149,559	$96,433
Rentals	31,784	44,027	25,993

Total operating revenue	172,479	193,586	122,426

Operating expenses
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	95,476	105,852	69,307
Rentals	14,603	21,981	13,438
Depreciation and amortization	10,511	13,013	13,511
General and administrative expenses (exclusive of depreciation and amortization shown separately above) (includes litigation settlement of $2,400 in 2008)	36,902	31,939	24,616

Total operating expenses	157,492	172,785	120,872

Impairment of goodwill and intangibles	—	11,764	—
Impairment of fixed assets	—	417	237

Operating income	14,987	8,620	1,317
Interest expense	(6,576)	(6,422)	(3,420)
Loss on debt extinguishment	(1,100)	—	(8)
Other income, net	187	249	22

Income (loss) before income taxes	7,498	2,447	(2,089)
Income tax expense	(5,600)	(4,212)	(591)

Net income (loss)	1,898	(1,765)	(2,680)
Dividends on preferred stock	(503)	(489)	(486)
Non-cash charge attributable to beneficial conversion feature of preferred stock	(255)	—	—

Net income (loss) available to common stockholders	$1,140	$(2,254)	$(3,166)

Basic income (loss) per common share:
Net income (loss) available to common stockholders	$0.06	$(0.11)	$(0.15)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.05	$(0.11)	$(0.15)

Number of weighted average shares:
Basic	18,077	19,740	20,795
Diluted	22,757	19,740	20,795

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
	(In thousands, except share data)
BALANCE, December 31, 2006 (restated)	5,636	$1,285	16,909,949	$169
Stock based compensation	—	—	—	—
Restricted stock awards, net of forfeitures	—	—	12,500	—
Stock options and warrants exercised for cash and other	—	—	945,378	9
Preferred stock dividends declared	—	—	—	—
Preferred stock dividends paid in kind	256	256	—	—
Common stock issued for cash, net of offering costs	—	—	665,429	7
Beneficial conversion feature associated with preferred stock	—	—	—	—
Preferred stock conversion	(379)	(379)	194,359	2
Net income (restated)	—	—	—	—

BALANCE, December 31, 2007 (restated)	5,513	$1,162	18,727,615	$187
Stock based compensation	—	—	—	—
Restricted stock awards, net of forfeitures	—	—	462,500	5
Stock options and warrants exercised for cash and other	—	—	1,057,766	11
Preferred stock dividends declared	—	—	—	—
Common stock issued in legal settlement	—	—	400,000	4
Common stock retired	—	—	(45,000)	(1)
Preferred stock conversion	(88)	(88)	44,615	—
Net loss (restated)	—	—	—	—

BALANCE, December 31, 2008 (restated)	5,425	$1,074	20,647,496	$206
Stock based compensation	—	—	—	—
Restricted stock awards, net of forfeitures	—	—	16,500	—
Preferred stock dividends declared	—	—	—	—
Common stock issued in legal settlement	—	—	82,873	1
Common stock issued in debt extinguishment	—	—	233,333	2
Net loss (restated)	—	—	—	—

BALANCE, December 31, 2009 (restated)	5,425	$1,074	20,980,202	$209

OMNI ENERGY SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	PREFERRED STOCK DIVIDEND DECLARED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	(In thousands, except share data)
BALANCE, December 31, 2006 (restated)	$132	$82,441	$(46,458)	$37,569
Stock based compensation	—	2,487	—	2,487
Restricted stock, net of forfeitures	—	—	—	—
Stock options and warrants exercised for cash and other	—	2,216	—	2,225
Preferred stock dividends declared	127	—	(503)	(376)
Preferred stock dividends paid in kind	(256)	—	—	—
Common stock issued for cash, net of offering costs	—	6,221	—	6,228
Beneficial conversion feature associated with preferred stock	—	255	(255)	—
Preferred stock conversion	—	377	—	—
Net income (restated)	—	—	1,898	1,898

BALANCE, December 31, 2007 (restated)	$3	$93,997	$(45,318)	$50,031
Stock based compensation	—	1,233	—	1,233
Restricted stock, net of forfeitures	—	1,218	—	1,223
Stock options and warrants exercised for cash and other	—	2,512	—	2,523
Preferred stock dividends declared	—	—	(489)	(489)
Common stock issued in legal settlement	—	(4)	—	—
Common stock retired	—	1	—	—
Preferred stock conversion	—	88	—	—
Net loss (restated)	—	—	(1,765)	(1,765)

BALANCE, December 31, 2008 (restated)	$3	$99,045	$(47,572)	$52,756
Stock based compensation	—	1,383	—	1,383
Restricted stock, net of forfeitures	—	—	—	—
Preferred stock dividends declared	—	—	(486)	(486)
Common stock issued in legal settlement	—	111	—	112
Common stock issued in debt extinguishment	—	348	—	350
Net loss (restated)	—	—	(2,680)	(2,680)

BALANCE, December 31, 2009 (restated)	$3	$100,887	$(50,738)	$51,435

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
	(In thousands)
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,898	$(1,765)	$(2,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	10,511	13,013	13,511
(Gain) loss on property, plant and equipment disposals	(173)	358	97
Stock based compensation expense	2,487	1,233	1,383
Accretion of discount on convertible notes and other	511	141	45
Amortization of loan closing costs	1,013	1,148	1,415
Stock issued in legal settlement	—	—	112
Impairment of goodwill and intangibles	—	11,764	—
Impairment of fixed assets	—	417	237
(Gain) loss extinguishment of debt	1,100	—	8
Provision for doubtful accounts	60	375	1,346
Deferred taxes	4,424	3,924	15
Changes in operating assets and liabilities:
Trade receivables	(4,711)	(4,586)	17,487
Other receivables	(729)	39	177
Parts and supplies inventory	(1,583)	(111)	1,086
Prepaid expenses and other current assets	4,615	5,090	1,600
Other assets	(334)	55	(99)
Accounts payable and accrued expenses	12,492	(5,985)	(12,824)

Net cash provided by operating activities	31,581	25,110	22,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	(23,673)	(20,836)	—
Investment in restricted cash	—	(1,142)	(350)
Return of restricted cash	—	689	1,292
Proceeds from collection of other receivables	420	—	—
Proceeds from disposal of property, plant and equipment	1,578	1,009	551
Purchase of property, plant and equipment	(13,848)	(12,249)	(2,050)

Net cash used in investing activities	(35,523)	(32,529)	(557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	14,934	19,232	—
Principal payments on long-term debt	(23,240)	(16,058)	(11,973)
Payments on line of credit	(276,969)	(242,705)	(94,343)
Borrowings on line of credit	284,039	235,157	84,542
Preferred stock dividends paid in cash	(129)	(491)	(486)
Loan closing costs	(2,420)	(1,752)	(211)
Proceeds from stock options and warrants exercised	2,225	2,648	—
Proceeds from issuance of common stock	6,357	—	—

Net cash provided by (used in) financing activities	4,797	(3,969)	(22,471)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	855	(11,388)	(112)
CASH, at beginning of year	12,576	13,431	2,043

CASH, at end of year	$13,431	$2,043	$1,931

OMNI ENERGY SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
	(In thousands)
	(Restated)	(Restated)	(Restated)
Supplemental cash flow disclosures:
Cash paid for interest	$4,969	$5,102	$2,115

Cash paid for income taxes	$236	$789	$1,403

Supplemental non-cash disclosures:
Equipment acquired under capital lease	$58	$—	$2,116

Premium financed with insurance carrier	$6,663	$3,109	$450

Application of restricted cash to capital lease payable and other	$—	$625	$—

Equipment note paid off in sale/leaseback	$201	$132	$—

Accrued expenses transferred to long-term debt	$—	$—	$1,800

Equipment transferred in satisfaction of settlement of accrued liability	$—	$750	$—

Beneficial conversion feature associated with issuance of preferred stock	$255	$—	$—

Shareholder notes issued in acquisitions	$2,167	$4,500	$—

Conversion of preferred stock to common	$377	$88	$—

Stock issued in satisfaction of note payable	$—	$—	$350

Preferred stock issued as dividends paid-in-kind	$256	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In February 2007, we acquired certain seismic drilling assets of Cypress Consulting Services, Inc. (“Cypress”), a provider of seismic services and employee leasing. Cypress serves many of the same customers as our core Seismic Services operations (See Note 13).

In March 2007, we acquired Charles Holston, Inc. pursuant to a Membership Interest Purchase and Sale Agreement to acquire BMJ Industrial Investment, L.L.C., and its wholly-owned subsidiary Charles Holston, Inc. (collectively “Holston”). Holston provides a full range of environmental and other services including transportation of non-hazardous oilfield byproducts, cleaning and waste disposal, dockside and offshore cleaning; and offshore sandblasting and painting operating primarily, in Louisiana and Texas (See Note 13).

Effective June 7, 2007, we acquired certain assets of Bailey Operating, Inc. (“BOI”). The assets acquired include a salt water disposal well, related permits and well-site equipment located on approximately five acres of land in Bowie, Texas (See Note 13).

In January 2008, we acquired the assets of B.E.G. Liquid Mud Services Corp. (“BEG”) pursuant to an Asset Purchase Agreement. BEG supplies and provides transportation of drilling fluids in the Texas markets from locations in Giddings, Bryan and Woodville, Texas (See Note 13).

In April 2008, we acquired Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”) pursuant to a Stock Purchase and Sale Agreement. Industrial Lift has an extensive rental fleet of forklifts and manlifts. It operates from locations in Broussard, Louisiana and Lincoln, Texas (See Note 13).

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other.” (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of ASC 350 apply to goodwill and intangible assets acquired after June 30, 2001. As of December 31, 2008 and 2009, we have goodwill of $6.6 million and $6.6 million, respectively.

We perform annual impairment tests associated with our goodwill on December 31 of each year, or more frequently if circumstances warrant. In performing this test, we first compared the fair value of each of our reportable units to its carrying value. We estimated the fair value of our reportable units by considering both the income approach and market approach. Under the market approach, the fair value of the reportable unit is based on market multiples and recent transaction values of peer companies. Under the income approach, the fair value of the reportable unit is based on the present value of estimated future cash flows using the discounted cash flow method. The discounted cash flow method is dependent on a number of unobservable inputs including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Based upon this testing, we determined that the fair value associated with our Equipment Leasing segment unit was less than the carrying value, which triggered step two of the impairment test. For step two, we calculated the implied fair value of goodwill and compared it to the carrying amount of that goodwill, by examining the fair value of the tangible and intangible property of these reportable units. The inputs for this model were largely unobservable estimates from management based on historical performance. We retained the assistance of a third-party valuation firm to assess the market value of the property, plant and equipment of the Equipment Leasing reporting unit. The result of this analysis was that an impairment charge was not required at December 31, 2009.

For purposes of the impairment analysis, our segments are considered to be the reporting unit, which represents the lowest level for which there are identifiable cash flows.

Upon completion of the 2008 assessment, we determined that the fair value associated with our Seismic Services and Equipment Leasing segments was less than the carrying value of these reporting units, indicating potential impairment. We determined, because of existing market conditions, that future cash flows may not be sufficient to recover the value of certain identified intangibles and portions of goodwill related to certain acquisitions and that they were impaired and therefore we recorded an impairment charge of $11.8 million during 2008.

INCOME TAXES

We provide for deferred taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes and liabilities due to temporary differences existing at year-end using currently enacted rates (See Note 11).

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

FINANCIAL INSTRUMENTS

The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, revolving credit facilities, accounts payable and accrued liabilities, certain of our long-term debt and senior notes. The fair value of our financial instruments approximate their carrying amounts due to their current maturities, market rates of interest, or because fixed interest rates approximate prevailing market rates at December 31, 2008 and 2009. The fair value of our long-term debt is based upon the quoted market prices and face value for the various debt securities at December 31, 2009. The carrying value of these notes as of December 31, 2009 was $45.6 million and the fair value was $45.5 million (99.8% of carrying value).

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

The following table presents the fair values for those assets and liabilities measured at fair value during 2009 on a non-recurring basis. Total losses include losses recognized from all non-recurring fair value measurements during the year ended December 31, 2009 (in thousands).

	December 31, 2009	Fair Value Measurements			Total Losses
		Level 1	Level 2	Level 3
	(Restated)			(Restated)	(Restated)
Assets held for sale	$736	$—	$—	$736	$237

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

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements have been restated for all years presented to reflect certain contingent obligations associated with certain subordinated promissory notes recorded as compensation for services rather than purchase price consideration, as originally presented. Accordingly, goodwill and other intangibles initially recorded were revised as a result of the reduction in purchase price that was replaced by compensation for services recorded during the period of the required contingent employment of the shareholders of the acquired entities. Further, the impairment recorded in 2008 and 2009 associated with the impacted goodwill and intangibles was adjusted accordingly. Where appropriate, all footnotes contained herein have also been restated to conform with the corrections described above. The effect on the previously filed financial statements is included below:

December 31, 2009 Financial Statements:

	DECEMBER 31, 2009
	As Previously Reported	Adjustment	As Restated
	(In thousands)
OTHER ASSETS
Goodwill	$7,824	$(1,238)	$6,586
Licenses, permits and other intangibles assets, net	9,816	(392)	9,424
TOTAL ASSETS	127,274	(1,630)	125,644
CURRENT LIABILITIES
Accrued expenses	3,895	1,922	5,817
Current maturities of long-term debt and capital leases	16,355	(4,474)	11,881
LONG-TERM LIABILITIES
Long-term debt and capital leases, less current maturities	35,941	(2,210)	33,731
Deferred tax liability	17,293	1,156	18,449
STOCKHOLDERS’ EQUITY
Accumulated deficit	(52,714)	1,976	(50,738)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	127,274	(1,630)	125,644

	YEAR ENDED DECEMBER 31, 2009
	As Previously Reported	Adjustment	As Restated
	(In thousands, except per share data)
Operating expenses
General and administrative expense (exclusive of depreciation and amortization shown separately above)	$22,211	$2,405	$24,616
Impairment of goodwill and intangibles	2,369	(2,369)	—
Operating income	1,353	(36)	1,317
Interest expense	(3,685)	265	(3,420)
Income (loss) before taxes	(2,318)	229	(2,089)
Income tax expense	(591)	—	(591)
Net income (loss)	(2,909)	229	(2,680)
Net income (loss) available to common stockholders	(3,395)	229	(3,166)
Basic income (loss) per common share:
Net income (loss) available to common stockholders	(0.16)	0.01	(0.15)
Diluted income (loss) per common share:
Net income (loss) available to common stockholders	(0.16)	0.01	(0.15)

	YEAR ENDED DECEMBER 31, 2009
	As Previously Reported	Adjustment	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,909)	$229	$(2,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Impairment of goodwill and intangibles	2,369	(2,369)	—
Accrued expenses and other payables	(12,281)	(543)	(12,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(14,656)	2,683	(11,973)

December 31, 2008 Financial Statements:

	DECEMBER 31, 2008
	As Previously Reported	Adjustment	As Restated
	(In thousands)
OTHER ASSETS:
Goodwill	$8,614	$(2,028)	$6,586
Customer intangible assets, net	2,726	1,418	4,144
Licenses, permits and other intangibles assets, net	13,626	(3,390)	10,236
TOTAL ASSETS	163,522	(4,000)	159,522
CURRENT LIABILITIES:
Accrued expenses	7,599	4,264	11,863
Current maturities of long-term debt and capital leases	17,564	(7,333)	10,231
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	45,710	(3,833)	41,877
Deferred tax liability	17,597	1,155	18,752
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(49,319)	1,747	(47,572)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	163,522	(4,000)	159,522

	YEAR ENDED DECEMBER 31, 2008
	As Previously Reported	Adjustment	As Restated
	(In thousands, except per share data)
Operating expenses
Depreciation and amortization	$13,313	$(300)	$13,013
General and administrative expense (exclusive of depreciation and amortization shown separately above)	31,006	933	31,939
Total operating expenses	172,152	633	172,785
Impairment of goodwill and intangibles	25,047	(13,283)	11,764
Operating income (loss)	(4,030)	12,650	8,620
Interest expense	(6,826)	404	(6,422)
Gain (loss) on debt extinguishment	120	(120)	—
Income (loss) before taxes	(10,487)	12,934	2,447
Income tax expense	(3,153)	(1,059)	(4,212)
Net income (loss)	(13,640)	11,875	(1,765)
Net income (loss) available to common stockholders	(14,129)	11,875	(2,254)
Basic income (loss) per common share:
Net income (loss) available to common stockholders	(0.72)	0.61	(0.11)
Diluted income (loss) per common share:
Net income (loss) available to common stockholders	(0.72)	0.61	(0.11)

	YEAR ENDED DECEMBER 31, 2008
	As Previously Reported	Adjustment	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,640)	$11,875	$(1,765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	13,313	(300)	13,013
Impairment of goodwill and intangibles	25,047	(13,283)	11,764
Gain on extinguishment of debt	(120)	120	—
Deferred taxes	2,865	1,059	3,924
Accounts payable and accrued expenses	(2,968)	(3,017)	(5,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(19,604)	3,546	(16,058)

December 31, 2007 Financial Statements:

	YEAR ENDED DECEMBER 31, 2007
	As Previously Reported	Adjustment	As Restated
	(In thousands, except per share data)
Operating expenses
Depreciation and amortization	$10,761	$(250)	$10,511
General and administrative expense (exclusive of depreciation and amortization shown separately above)	28,117	8,785	36,902
Total operating expenses	148,957	8,535	157,492
Operating income (loss)	23,522	(8,535)	14,987
Interest expense	(6,936)	360	(6,576)
Income (loss) before taxes	15,673	(8,175)	7,498
Income tax expense	(5,504)	(96)	(5,600)
Net income (loss)	10,169	(8,271)	1,898
Net income (loss) available to common stockholders	9,411	(8,271)	1,140
Basic income (loss) per common share:
Net income (loss) available to common stockholders	0.52	(0.46)	0.06
Diluted income (loss) per common share:
Net income (loss) available to common stockholders	0.40	(0.35)	0.05
Number of weighted average shares:
Basic	18,077	—	18,077
Diluted	25,634	(2,877)	22,757

	YEAR ENDED DECEMBER 31, 2007
	As Previously Reported	Adjustment	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,169	$(8,271)	$1,898
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	10,761	(250)	(10,511)
Deferred taxes	4,328	96	4,424
Accounts payable and accrued expenses	7,067	5,425	12,492
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(26,240)	3,000	(23,240)

3.	VALUATION ALLOWANCE ACCOUNTS

The allowance for uncollectible accounts consists of the following (in thousands):

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO EXPENSE	WRITE-OFF OF UNCOLLECTIBLE AMOUNTS	BALANCE AT END OF PERIOD
December 31, 2009 Allowance for uncollectible accounts	$253	$1,346	$1,424	$175

December 31, 2008 Allowance for uncollectible accounts	$130	$375	$252	$253

December 31, 2007 Allowance for uncollectible accounts	$128	$60	$58	$130

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	DECEMBER 31,
	2008	2009
	(In thousands)
Land	$493	$493
Building and improvements	9,103	8,874
Drilling, field and support equipment	105,894	108,393
Shop equipment	721	742
Office equipment	2,387	2,389
Vehicles	4,991	4,404
Construction in progress	751	1,202

	124,340	126,497
Less: accumulated depreciation	(43,686)	(54,353)

Total property, plant and equipment, net	$80,654	$72,144

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

5.	LONG-TERM DEBT AND LINE OF CREDIT

LONG-TERM DEBT

At December 31, 2008 and December 31, 2009, long-term debt consists of the following:

	DECEMBER 31,
	2008	2009
	(In thousands)
	(Restated)	(Restated)
Notes payable to a bank with interest payable at prime plus 1.50% (6.5% at December 31, 2008 and 4.75 % at December 31, 2009) maturing July 31, 2023, secured by real estate	$1,243	$1,183
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2013	1,000	2,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2013	5,334	4,133
Promissory notes payable to finance companies secured by vehicles and equipment	492	329
Capital leases payable to finance companies secured by equipment	39	1,967
Term Loan payable to a bank, variable interest rate at 30-day LIBOR plus 2.75% at December 31, 2008 and 30-day LIBOR with 1% floor plus 4.5% at December 31, 2009 (3.71% at December 31, 2008 and 5.50% at December 31, 2009), secured by various equipment, maturing April 23, 2013	44,000	36,000

Total	52,108	45,612
Less: current maturities	(10,231)	(11,881)

Long-term debt, less current maturities	$41,877	$33,731

Annual maturities of long-term debt during each of the years ended December 31, are as follows:

YEAR ENDED DECEMBER 31,
(In thousands)
(Restated)
2010	$11,881
2011	10,542
2012	10,051
2013	12,188
2014 and thereafter	950

$45,612

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

PREHEAT NOTES

In connection with the February 2006 purchase of Preheat, we issued $4.0 million in 5% promissory notes payable to certain Preheat stockholders (“Preheat Notes”) which included an employment contingency. The obligation was being recognized as compensation expense ratably over the three-year contingency period. The Preheat Notes consisted of three separate notes with $2.7 million maturing in February 2008 and $1.3 million maturing in February 2009. In February 2008, we terminated for cause the employment of one of the Preheat stockholders. The terms of the Preheat Notes provide that a termination of either of the Preheat stockholders’ employment for cause results in the cancellation of the Preheat Notes. As a result of the termination, it was determined that the employment contingency would not be satisfied. As a result, the accrual was reversed in February 2008.

CHARLES HOLSTON NOTES

In connection with the acquisition of Holston in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”) which included an employment contingency for $3.3 million of this obligation. This portion of the obligation is being recognized as compensation expense ratably over the three-year contingency period. The remaining $1.7 million of the obligation was recorded as a liability as no contingent employment was required. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2008 and 2009, the Holston Notes had a balance of $4.0 and $2.0 million, respectively, with $1.3 million and $0.7 million, respectively, included in long-term debt.

During February 2010, each of the holders of the Holston Notes signed note modification agreements (“Holston Note Modifications”) whereby the payment terms of the Holston Notes were modified to thirty-five monthly payments of principal and interest of $0.06 million beginning February 28, 2010 and one payment for the balance on January 28, 2013. This modification included the removal of all associated employment contingencies. As a result, the portion of the outstanding obligation not previously recorded due to the contingency was included in compensation expense in the first quarter of 2010 resulting in a note payable of $1.3 million. This payable is included in the monthly payments of principal and interest of $0.06 million. At the time of the Holston Note Modifications, we issued an aggregate of 107,334 shares of our unregistered restricted common stock to the holders of the Holston Notes. The restrictions on the shares will lapse at various times prior to the maturity of the Holston Notes and we may, at our option, pay the Holston Note balances prior to the new maturity date without penalty. If payment of the Holston Notes is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect these modifications.

CYPRESS NOTE

In connection with the acquisition of certain assets of Cypress effective in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder (“Cypress Note”). The Cypress Note required the continued employment of one of the former owners of Cypress and was being recognized as compensation expense ratably over the three-year contingency period. The Cypress Note is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the Cypress Note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. This discount is reflected as a reduction in compensation expense for the period. At December 31, 2008, the Cypress Note had a balance of $1.0 million but was not recorded as a note payable as the employment contingency had not been satisfied. During the first quarter of 2009, the employment contingency was removed and the previously unrecorded outstanding obligation was recorded as compensation expense in the first quarter of 2009 and the corresponding note payable of $1.0 million was recorded and was outstanding at December 31, 2009.

BAILEY NOTE

In connection with the acquisition of BOI in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2008 and 2009, the Bailey Note had a balance of $0.5 million.

In January 2010, the holder of the Bailey Note signed a note modification agreement (“Bailey Note Modification”) whereby the payment terms of the Bailey Note were modified to thirty-five monthly payments of principal and interest of $0.015 million beginning May 30, 2010 and one payment for the balance on April 30, 2013. At the time of the Bailey Note Modification, we issued an aggregate of 26,832 shares of our unregistered restricted common stock to the holder of the Bailey Note. The restrictions on the shares will lapse at various times prior to the maturity of the Bailey Note and we may, at our option, pay the Bailey Note balance prior to the new maturity date without penalty. If payment of the Bailey Note is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect the modification.

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

INDUSTRIAL LIFT NOTES

In connection with the acquisition of Industrial Lift in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (the “ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. An employment contingency was included in the ILT Notes requiring the continued employment of one of the former owners of Industrial Lift requiring these notes to be recognized as compensation expense ratably over the three-year contingency period. As a result of the employment contingency, the ILT Notes were not included as a portion of the purchase price of Industrial Lift. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. In April 2009, an agreement was reached with the former shareholder of Industrial Lift whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 unregistered restricted shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust which was released prior to December 31, 2009. At December 31, 2009, the ILT Notes had a balance of $1.3 million.

In March 2010, each of the holders of the ILT Notes signed a note modification agreement (“ILT Note Modification”) whereby the payment terms of $1.0 million of the ILT Notes were modified to thirty-five monthly payments of principal and interest of $0.03 million beginning April 23, 2010 and one payment for the balance on March 23, 2013. This modification included the removal of the associated employment contingencies. As a result, this portion of the outstanding obligation not previously recorded was recorded as compensation expense in the first quarter of 2010 resulting in a corresponding note payable of $2.0 million. This payable is included in the monthly payments of principal and interest of $0.03 million. At the time of the ILT Note Modification, we issued an aggregate of 53,665 shares of our unregistered restricted common stock to the holders of the ILT Notes. The restrictions on the shares will lapse at various times prior to the maturity of the notes and we may, at our option, pay the note balance prior to the new maturity date without penalty. If payment of the ILT Note is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The terms and maturity on the $1.0 million of ILT Notes originally maturing in April 2011 remain unchanged. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect the modification.

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

6.	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	BALANCE DECEMBER 31, 2007	2008			BALANCE DECEMBER 31, 2008
		ADDITIONS	REDUCTIONS	IMPAIRMENTS
	(In thousands)
	(Restated)	(Restated)		(Restated)	(Restated)
Goodwill	$5,906	$5,147	$(299)	$(4,044)	$6,710
Trademark/tradename	1,532	1,054	—	(401)	2,185
Licenses and permits	—	—	—	—	—
Less Accumulated Amortization	(424)	—	—	—	(424)

Total unamortizable assets	7,014	6,201	(299)	(4,445)	8,471

Customer lists	14,903	526	—	(8,954)	6,475
Non-compete agreements	1,157	757	—	(882)	1,032
Favorable lease	196	—	—	(196)	—
Licenses and permits	3,700	4,991	—	—	8,691
Less Accumulated Amortization	(3,153)	(3,263)	—	2,713	(3,703)

Net amortizable assets	16,803	3,011	—	(7,319)	12,495

Total intangibles, net	$23,817	$9,212	$(299)	$(11,764)	$20,966

	BALANCE DECEMBER 31, 2008	2009			BALANCE DECEMBER 31, 2009
		ADDITIONS	REDUCTIONS	IMPAIRMENTS
	(In thousands)
	(Restated)			(Restated)	(Restated)
Goodwill	$6,710	$—	$—	—	$6,710
Trademark/tradename	2,185	64	—	—	2,249
Licenses and permits	—	2,500	—	—	2,500
Less Accumulated Amortization	(424)	—	—	—	(424)

Total unamortizable assets	8,471	2,564	—	—	11,035

Customer lists	6,475	—	—	—	6,475
Non-compete agreements	1,032	—	—	—	1,032
Favorable lease	—	—	—	—	—
Licenses and permits	8,691	—	(2,500)	—	6,191
Less Accumulated Amortization	(3,703)	(1,482)	—	—	(5,185)

Net amortizable assets	12,495	(1,482)	(2,500)	—	8,513

Total intangibles, net	$20,966	$1,082	$(2,500)	$—	$19,548

Intangible assets by segment, net of accumulated amortization at December 31 are as follows:

	BALANCE DECEMBER 31, 2007	2008			BALANCE DECEMBER 31, 2008
		ADDITIONS	REDUCTIONS(1)	IMPAIRMENTS
	(In thousands)
	(Restated)		(Restated)	(Restated)	(Restated)
Seismic services	$6,006	$439	$(461)	$(3,864)	$2,120
Environmental and Other services	9,203	10,016	(1,248)	(2,205)	15,766
Equipment leasing	8,608	2,021	(1,854)	(5,695)	3,080
Corporate	—	—	—	—	—

Total intangibles by segment, net	$23,817	$12,476	$(3,563)	$(11,764)	$20,966

(1)	Includes amortization charged to expense during the year

	BALANCE DECEMBER 31, 2008	2009			BALANCE DECEMBER 31, 2009
		ADDITIONS	REDUCTIONS(1)	IMPAIRMENTS
	(In thousands)
	(Restated)			(Restated)	(Restated)
Seismic services	$2,120	$8	$—	$—	$2,128
Environmental and Other services	15,766	311	(1,482)	—	14,595
Equipment leasing	3,080	—	(255)	—	2,825
Corporate	—	—	—	—	—

Total intangibles by segment, net	$20,966	$319	$(1,737)	$—	$19,548

(1)	Includes amortization charged to expense during the year

YEAR ENDED DECEMBER 31,	AGGREGATE AMORTIZATION EXPENSE	ESTIMATED AGGREGATE AMORTIZATION EXPENSE
	(In thousands)
	(Restated)	(Restated)
2007	$1,454	$—
2008	3,263	—
2009	1,482	—
2010	—	1,482
2011	—	1,267
2012	—	1,224
2013	—	1,042
2014	—	965
Thereafter	—	2,533

Goodwill at December 31, 2009 is primarily comprised of $2.0 million which is attributable to our previous acquisition of Gulf Coast Resources in 2000, $3.4 million attributable to our acquisition of Trussco in 2004, and $0.4 million attributable to our acquisition of Preheat in 2006.

7.	RELATED PARTY TRANSACTIONS

See Note 5 for discussion related to the Preheat Notes, Holston Notes, Cypress Note, Bailey Note, BEG Notes and ILT Notes. See Note 10 below for discussion related to the Series C Preferred.

8.	CUSTOMER AND CREDIT CONCENTRATION

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

9.	COMMITMENTS AND CONTINGENCIES

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

CONTINGENT CONSIDERATION

As disclosed in Note 5, Note 7 and Note 13, portions of obligations entered into as a result of the acquisition of certain companies and/or assets are dependent upon the continued employment of former shareholders of the acquired entities. The contingency period is generally identical to the maturity schedule of the applicable obligation and compensation is recorded ratably over that period. During the first quarter of 2010, the employment contingency was removed on all but $0.5 million of the ILT Notes.

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

10.	STOCKHOLDERS’ EQUITY

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

EARNINGS PER SHARE

Basic EPS is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. We had 298,840, 1,345,258, and 1,531,652 options outstanding at December 31, 2007, 2008 and 2009, respectively, which were excluded from the calculation of diluted EPS as they were antidilutive. In addition, warrants to purchase up to 151,500, 2,965,992, and 4,981,794 shares of common stock were also excluded at December 31, 2007, 2008, and 2009, respectively, as they were antidilutive. Additionally, notes that were payable to certain Rig Tools stockholders were convertible into 437,329, 104,167 and 0 shares of common stock, Holston Notes convertible into 362,925, 432,900, and 251,438 shares of common stock, BEG Notes convertible into 0, 1,027,913, and 738,492 shares of common stock and Industrial Lift Notes convertible into 0, 228,597, and 312,694 shares of common stock were excluded from the calculation of Diluted EPS for 2007, 2008, and 2009, respectively, as they were antidilutive. Additionally, preferred stock convertible into 2,876,807, 2,786,133, and 2,774,913 shares of common stock were excluded from the calculation as they were antidilutive.

The following table sets forth the computation of basic and diluted weighted average shares outstanding used to compute earnings per share for each year, respectively:

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
	(In thousands)
	(Restated)	(Restated)	(Restated)
Numerator:
Net income (loss) available to common stockholders	$1,140	$(2,254)	$(3166)
Dilutive effect of preferred stock	—	—	—

Net income (loss) available to common stockholders with assumed conversions	$1,140	$(2,254)	$(3,166)

Denominator:
Basic earnings (loss) per share weighted average shares	18,077	19,740	20,795
Stock options	298	—	—
Warrants	4,337	—	—
Contingently issuable shares	45	—	—
Preferred stock	—	—	—

Denominator for dilutive earnings (loss) per share-adjusted for weighted average shares with assumed conversions	22,757	19,740	20,795

Basic income (loss) per common share:
Net income (loss) available to common stockholders	$0.06	$(0.11)	$(0.15)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.05	$(0.11)	$(0.15)

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

RESTRICTED STOCK

In 2007, 2008 and 2009, we issued 12,500, 62,500, and 16,500 shares, respectively, of restricted stock under our Stock Plan in accordance with employment agreements entered into with our executives. During 2008, we issued 400,000 shares of restricted stock, under our Stock Plan in accordance with the NRSA described in Note 9 above.

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

11.	INCOME TAXES

The components of deferred tax assets and liabilities as of December 31, are as follows:

	DECEMBER 31,
	2008	2009
	(In thousands)
	(Restated)	(Restated)
Deferred Tax Assets:
Allowance for doubtful accounts	$372	$66
Net operating loss carryforward and credits	598	699
Stock based compensation	—	464
Accrued expenses and other	12	—

Total deferred tax assets	$982	$1,229

Deferred Tax Liabilities:
Property and equipment	$17,206	$16,972
Intangibles	2,144	2,640

Total deferred tax liabilities	$19,350	$19,612

Classified in the balance sheet as follows:
Net deferred tax assets—current	$384	$66

Net deferred tax liabilities – long-term	$18,752	$18,449

The income tax expense for the years ended December 31, consisted of the following:

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
	(In thousands)
	(Restated)	(Restated)
Current expense	$683	$291	$576
Deferred expense	4,917	3,921	15

Total tax expense	$5,600	$4,212	$591

Federal	$4,802	$3,374	$553
State	798	838	38

Total tax expense	$5,600	$4,212	$591

The reconciliation of Federal statutory and effective income tax rates for the years ended December 31, is shown below:

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
Statutory federal rate	34%	34%	(34)%
Non-deductible impairment	—	110	—
Stock-based compensation	—	15	—
Non-deductible expenses (impairments and contingent compensation) and other	38	10	60
State taxes	3	3	2

Total	75%	172%	28%

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

12.	SEGMENT INFORMATION

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

The following table shows segment information (net of intercompany transactions) as adjusted for discontinued operations for the years ended December 31, 2007, 2008 and 2009:

	SEISMIC SERVICES	ENVIRONMENTAL AND OTHER SERVICES	EQUIPMENT LEASING	CORPORATE	TOTAL
	(In thousands)
2009 (Restated)
Operating revenues	$37,577	$58,856	$25,993	$—	$122,426
Operating income (loss)	5,373	5,642	(1,988)	(7,710)	1,317
Interest expense	72	330	101	2,917	3,420
Depreciation and amortization	901	5,918	6,395	297	13,511
Identifiable assets	14,652	44,448	52,883	13,661	125,644
Capital expenditures	337	1,116	583	14	2,050
2008 (Restated)
Operating revenues	$71,757	$77,802	$44,027	$—	$193,586
Operating income (loss)	9,311	9,647	1,284	(11,622)	8,620
Interest expense	83	387	889	5,063	6,422
Depreciation and amortization	1,586	5,395	5,596	436	13,013
Identifiable assets	24,729	54,675	66,114	14,004	159,522
Capital expenditures(1)	314	4,633	7,165	137	12,249
2007 (Restated)
Operating revenues	$81,021	$59,674	$31,784	$—	$172,479
Operating income (loss)	17,793	9,422	1,432	(13,660)	14,987
Interest expense	65	140	746	5,625	6,576
Depreciation and amortization	2,172	3,474	4,469	396	10,511
Identifiable assets	30,441	39,238	49,869	31,362	150,910
Capital expenditures(1)	151	3,163	9,401	1,133	13,848

(1)	Excludes assets obtained in acquisitions (See Note 13).

13.	ACQUISITIONS

CHARLES HOLSTON, INC.

On March 2, 2007, we acquired Holston pursuant to a Membership Interest Purchase and Sale Agreement (the “Holston Purchase Agreement”). Subject to the terms and conditions of the Holston Purchase Agreement, we purchased 100% of the membership interests and equity interests of Holston for the total consideration of approximately $23.0 million, including $18.0 million in cash, $5.0 million in 5% promissory notes payable to certain owners and the assumption of approximately $3.4 million in debt and other liabilities. An employment contingency was included in $3.3 million of the Holston Notes requiring the continued employment of two of the former owners of Holston and this portion of the Holston Notes is being recognized as compensation expense ratably over the three-year contingency period. The remaining $1.7 million of Holston Notes did not include an employment provision and was recorded as a liability of the Company at the time of the acquisition. Due to the employment contingency related to certain of the Holston Notes, $3.3 million of the Holston Notes were not included as a portion of the purchase price of Holston. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010 (see Note 5). The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at $9.24 per share. The acquisition was accounted for using purchase accounting. Holston provides a full range of environmental services including transportation of non-hazardous oilfield byproducts, such as salt water and spent drilling fluids; naturally occurring radioactive material (“NORM”) surveys, cleaning and waste disposal; tank degreasing and demolition; rig pit cleaning; oilfield waste disposal; hydro blasting; dockside and offshore cleaning; and offshore sandblasting and painting. Holston also operates salt water disposal wells. The addition of Holston expanded our Environmental Services operations into the transportation and disposal of non-hazardous oilfield byproducts, and is an extension of that business unit. Holston also offers a wide variety of rental equipment including frac tanks, gas busters, generators, lighting systems and roll-off containers, which complements the equipment currently offered by our oilfield rental equipment units, Preheat and Rig Tools. The results of Holston’s operations are included in our consolidated financial statements since the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands) as restated:

Current assets (includes cash of $2,676)	$9,158
Property and equipment	13,362
Other assets, including intangibles	7,955
Deferred income tax liability	(4,431)
Current liabilities	(3,284)
Assumption of debt	(3,426)

Purchase price	$19,334

In 2008, we determined that $2.2 million of the intangibles associated with the Holston acquisition were impaired; therefore, we recorded an impairment charge of $2.2 million representing the unamortized balance as of December 31, 2008.

CYPRESS ENERGY SERVICES

Effective February 16, 2007, we acquired certain assets of Cypress for an aggregate acquisition price of $10.1 million, including $7.1 million in cash and $3.0 million in a 5% promissory note payable to a certain stockholder. The Cypress Note required the continued employment of one of the former owners of Cypress and was being recognized as compensation expense ratably over the three-year contingency period. As a result of the employment contingency, the Cypress Note is not included as a portion of the purchase price of the Cypress assets. The obligation to Cypress is payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009, and $1.0 million maturing in February 2010 (see Note 5). The acquisition was accounted for using purchase accounting. The acquisition of the seismic drilling assets of Cypress substantially improved our market position as a leading provider of domestic highland seismic drilling services. We have previously been recognized as the leading domestic provider of seismic drilling services in the transition zone. The acquisition of these assets of Cypress further strengthened the permitting and survey services offered to our customers. The results of Cypress’ operations are included in our consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of this acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands) as restated:

Property and equipment	$4,255
Other assets, including intangibles	2,795

Purchase price	$7,050

In 2008, we determined that $2.8 million of the intangibles associated with the Cypress acquisition were impaired; therefore, we recorded an impairment charge of $2.8 million representing the unamortized balance as of December 31, 2008.

BAILEY OPERATING, INC.

Effective June 7, 2007, we acquired certain assets of BOI for an aggregate acquisition price of $1.8 million, including $1.3 million in cash and $0.5 million in a 5% promissory note payable to BOI (see Note 5). The Bailey Note is payable on or before May 31, 2010. The acquisition was accounted for using purchase accounting. The acquisition of the assets of BOI geographically extended our core businesses into the Barnett Shale region in North Texas, currently one of the most prolific onshore regions in the United States for oil and gas exploration. Through the acquisition, we acquired a facility for the disposal of non-hazardous oilfield waste by-products and established a platform for further geographic expansion of our core businesses. Follow-on expansion will occur through a combination of increased asset utilization, planned capital expenditures and other strategic transactions currently under consideration. The results of BOI’s operations are included in our consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of this acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands):

Property and equipment	$1,799

Purchase price	$1,799

BEG

On January 18, 2008, we completed the acquisition of BEG pursuant to an Asset Purchase Agreement (the “BEG Purchase Agreement”). Subject to the terms and conditions of the BEG Purchase Agreement, we purchased certain assets from BEG for the total consideration of approximately $11.95 million, including $7.45 million of cash, a payable of $0.5 million held in escrow pending final reconciliation of purchase matters and the issuance of $4.0 million of three-year, 5% convertible promissory notes (see Note 5). The acquisition of BEG allows us to offer a drilling support package including the supply of drilling fluids, chemicals, storage, mixing and fluid pumping services as well as fluid trucking, recycling, tank cleaning and disposal services. BEG also operates drilling fluid distribution facilities.

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

INDUSTRIAL LIFT

On April 24, 2008, pursuant to a Stock Purchase and Sale Agreement we completed the acquisition of 100% of the issued and outstanding shares of common stock of Industrial Lift for an aggregate acquisition price of $20.3 million, including $16.3 million of cash and the issuance of $4.0 million of three-year, 5% promissory notes, of which $3.5 million of such notes are convertible (see Note 5). An employment contingency was included in $3.5 million of the ILT Notes requiring the continued employment of one of the former owners of Industrial Lift and these notes are recognized as compensation expense ratably over the three-year period. As a result of the employment contingency, these notes were not included as a portion of the purchase price of Industrial Lift. The acquisition of Industrial Lift allows us to further expand the line of products that we provide for lease into specialized lifting units such as industrial forklifts and manlifts.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this acquisition. The property and equipment are amortized over three to ten years with no residual value. The allocation of the purchase price is as follows (in thousands) as restated:

Current assets (includes cash of $2,523)	$5,728
Property and equipment	16,561
Other assets, including intangibles	1,904
Deferred income tax liability	(3,732)
Current liabilities	(2,874)
Assumption of debt	(837)

Purchase price	$16,750

In 2008, we determined that $1.8 million of the intangibles associated with the Industrial Lift acquisition were impaired; therefore, we recorded an impairment charge of $1.8 million representing the unamortized balance as of December 31, 2008.

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

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2007	2008	2009
	(In thousands, except per share data)
	(Restated)	(Restated)	(Restated)
INCOME STATEMENT DATA
Operating revenue	$207,231	$199,309	$122,426
Operating expenses	184,182	176,627	120,872

Net income (loss) available to common stockholders	$4,649	$(1,331)	$(3,166)

Basic income (loss) per common share:
Net Income (loss) available to common stockholders	$0.26	$(0.07)	$(0.15)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.21	$(0.07)	$(0.15)

14.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	(In thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)
2009
Operating revenues	$34,904	$32,601	$28,359	$26,562
Operating expenses	33,355	32,025	28,750	26,742
Impairment of goodwill and intangibles	—	—	—	—
Impairment of fixed assets	—	73	164	—

Operating income (loss)	1,549	503	(555)	(180)
Other expense	(953)	(626)	(614)	(1,213)

Income (loss) before income taxes	596	(123)	(1,169)	(1,393)
Income tax (expense) benefit	(784)	(205)	94	304

Net loss	(188)	(328)	(1,075)	(1,089)
Dividends and accretion of preferred stock	(120)	(121)	(122)	(123)

Net loss available to common stockholders	$(308)	$(449)	$(1,197)	$(1,212)

Basic income per common share:
Net loss available to common stockholders	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Diluted income per common share:
Net loss available to common stockholders	$(0.02)	$(0.02)	$(0.06)	$(0.06)

2008
Operating revenues	$40,961	$48,920	$53,284	$50,421
Operating expenses	38,515	43,614	46,365	44,291
Impairment of goodwill and intangibles	—	—	—	11,764
Impairment of fixed assets	—	—	—	417

Operating income (loss)	2,446	5,306	6,919	(6,051)
Other expense	(1,854)	(1,548)	(1,345)	(1,426)

Income (loss) before income taxes	592	3,758	5,574	(7,477)
Income tax (expense) benefit	533	(1,707)	(2,601)	(437)

Net income (loss)	1,125	2,051	2,973	(7,914)
Dividends and accretion of preferred stock	(123)	(121)	(123)	(122)

Net income (loss) available to common stockholders	$1,002	$1,930	$2,850	$(8,036)

Basic income per common share:
Net income (loss) available to common stockholders	$0.05	$0.10	$0.14	$(0.39)

Diluted income per common share:
Net income (loss) available to common stockholders	$0.05	$0.08	$0.12	$(0.39)

As a result of the restatement described in Note 2, the changes to the quarterly financial information are as follows:

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	(In thousands)
2009
Operating expenses
As originally filed	$32,156	$31,396	$28,461	$26,454
Adjustment	1,199	629	289	288

As restated	$33,355	$32,025	$28,750	$26,742

Impairment of goodwill and intangibles
As originally filed	$—	$73	$164	$2,369
Adjustment	—	—	—	(2,369)

As restated	$—	$73	$164	$—

Other expenses
As originally filed	$1,034	$691	$673	$1,273
Adjustment	(81)	(65)	(59)	(60)

As restated	$953	$626	$614	$1,213

2008
Operating expenses
As originally filed	$40,983	$42,824	$45,165	$43,179
Adjustment	(2,468)	790	1,200	1,112

As restated	$38,515	$43,614	$46,365	$44,291

Impairment of goodwill and intangibles
As originally filed	$—	$—	$—	$25,464
Adjustment	—	—	—	(13,283)

As restated	$—	$—	$—	$12,181

Other expenses
As originally filed	$1,944	$1,676	$1,438	$1,400
Adjustment	(90)	(128)	(93)	26

As restated	$1,854	$1,548	$1,345	$1,426

Income tax (expense) benefit
As originally filed	$562	$(1,678)	$(2,572)	$535
Adjustment	(29)	(29)	(29)	(972)

As restated	$533	$(1,707)	$(2,601)	$(437)

15.	SUBSEQUENT EVENTS

As described in Note 5, subsequent to December 31, 2009, certain of our subordinated notes payable were modified resulting in adjustment to the maturity dates and payment schedules of the notes. As an incentive to modify the notes, the Company issued an aggregate of 330,943 unregistered, restricted shares of our common stock in amounts dependent upon the balances modified. The restrictions on the shares will lapse at various times prior to the maturity of the notes and we may, at our option, pay the note balances prior to the new maturity dates. If payment of the notes is made prior to the lapse of the periodic restriction on the stock, the remaining restricted shares will be forfeited to us and cancelled. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect this modification. Many of these notes contained employment contingencies requiring them to be accounted for as additional consideration to the holders of the notes. The consideration was recorded as compensation expense ratably over the contingency period. As part of the modification, the employment contingency was removed and the unrecorded obligations were recorded as compensation expense in the first quarter of 2010.

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

In our Annual Report on Form 10-K for year ended December 31, 2009, originally filed on March 31, 2010 (the “Original Filing”), our management, with the participation of our CEO and CFO, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of December 31, 2009 as it relates to our controls over our accounting for income taxes as described below. In connection with our decision to restate our Annual Report on Form 10-K for the year ended December 31, 2009, as described in Note 2 to the consolidated financial statements in this Form 10-K/A, our management, including our CEO and CFO, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of December 31, 2009 as a result of an additional material weakness in our internal control over financial reporting as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, and as described below, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 as a result of material weaknesses in accounting for income taxes and the recording of compensation expense as it relates to employment contingencies.

A material weakness is a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2009, management identified the following material weaknesses in its assessment of the effectiveness of our internal control over financial reporting:

We did not maintain effective controls over our accounting for contingent payment provisions related to obligations associated with acquired entities. Specifically, we did not maintain effective controls over (i) the recordation of selling shareholder notes when the obligation was linked to continued employment and should have been recorded as compensation during the period of required employment; (ii) the analysis, consideration and interpretation of the guidance on accounting for contingent consideration paid to the shareholder of an acquired enterprise in a purchase business combination; and (iii) the completeness and accuracy of our year-end financial statement preparation and presentation in accordance with US GAAP. This control deficiency resulted in various revisions to the consolidated financial statements of (1) the audited consolidated financial statements for the fiscal years ended December 31, 2009, 2008, 2007 and 2006, included in the Company’s Annual Reports on Form 10-K as of and for the years then ended , and (2) the interim period unaudited financial statements for the quarterly periods in each of the fiscal years ended December 31, 2009, 2008, 2007 and 2006, each as included in the Company’s Quarterly Reports on Form 10-Q for each such quarterly period. Further, this control deficiency resulted in a material misstatement of various accounts that resulted in a material misstatement in our annual and interim consolidated financial statements that was not prevented or detected on a timely basis. Therefore, we have concluded that this control deficiency constitutes a material weakness.

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

These control deficiencies resulted in various audit adjustments to the consolidated financial statements in each of the affected years as described above and in the fourth quarter of 2009. Additionally, these control deficiencies, if not corrected, could result in a material misstatement of the income tax accounts and did result in a material misstatement of compensation expense related to contingent employment in our annual and interim consolidated financial statements. Therefore, we have concluded that these control deficiencies constitute a material weakness.

Notwithstanding our assessment that our internal control over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-K/A for the year ended December 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Management’s Remediation Initiatives

In order to remediate the material weaknesses described above, we will implement the following remediation steps to enhance our internal controls over financial reporting related to accounting for contingent provisions and income taxes:

•

we will review and document in detail any obligations containing contingent payment provisions in conjunction with the most current literature, after consultation with external professionals, if deemed necessary;

•	we will document our consideration of the accounting for contingent payment obligations as incurred, updating our analysis throughout the year;

•	we will review and document in detail the review of the federal tax return filing, including all forms and schedules;

•	we will document our consideration of the recognition and measurement of income tax positions on a quarterly basis, updating our analysis throughout the year; and

•	we will review and document in detail the review of our year-end federal and state tax provision calculations and related deferred income tax calculations.

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
Date: August 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRIAN J. RECATTO Brian J. Recatto	President, Chief Executive Officer (Principal Executive Officer)	August 26, 2010

/s/ RONALD D. MOGEL Ronald D. Mogel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 26, 2010

/s/ GREGORY B. MILTON Gregory B. Milton	Vice President and Chief Accounting Officer	August 26, 2010

/s/ DENNIS R. SCIOTTO Dennis R. Sciotto	Chairman of the Board, Director	August 26, 2010

/s/ EDWARD E. COLSON, III Edward E. Colson III	Director	August 26, 2010

/s/ RONALD E. GEREVAS Ronald E. Gerevas	Director	August 26, 2010

/s/ BARRY E. KAUFMAN Barry E. Kaufman	Director	August 26, 2010

/s/ RICHARD C. WHITE Richard C. White	Director	August 26, 2010

OMNI ENERGY SERVICES CORP.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Stock Purchase and Sale Agreement dated December 29, 2005, by and between OMNI Energy Services Corp. and the stockholders of Preheat, Inc., a Louisiana corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on January 5, 2006).

2.2	Membership Interest Purchase and Sale Agreement dated January 16, 2007 by and between OMNI Energy Services Corp., BMJ Industrial Investments, L.L.C., a Texas limited liability company, Charles Holston, Inc., a Louisiana corporation, and Brian J. Recatto, Lawrence J. Shaw, III, and Matthew E. Miller (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on January 22, 2007).

2.3	Asset Purchase Agreement dated January 24, 2007 by and between OMNI Energy Services Corp. and Cypress Consulting Services, Inc., d/b/a Cypress Energy Services, a Texas corporation and Dennis Gray (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on January 30, 2007).

2.4	Asset Purchase Agreement dated January 18, 2008 by and between OMNI Energy Services Corp. and B.E.G. Liquid Mud Services Corp., a Texas limited liability company, B.E.G. Acquisition Corp., a Texas corporation, Dan S. Keen, Mike Schooler and Kurt Chew (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K originally filed with the Commission on January 25, 2008).

3.1	Composite Articles of Incorporation of OMNI Energy Services Corp. (as of November 7, 2000) (filed as Exhibit 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein).

3.2	Form of Articles of Amendment—Articles of Incorporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein).

3.3	Form of Articles of Amendment—Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed with the Commission on May 24, 2005).

3.4	Bylaws of OMNI, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed with the Commission on December 12, 2007).

4.1	See Exhibit 3.1, 3.2, 3.3 and 3.4 for provisions of our Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

4.2	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K originally filed with the Commission on May 24, 2005).

4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K originally filed with the Commission on May 24, 2005).

4.5	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K originally filed with the Commission on May 24, 2005).

EXHIBIT NUMBER

4.6	Registration Rights Agreement, dated May 17, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K originally filed with the Commission on May 24, 2005).

4.7	Amendment No. 1 to Registration Rights Agreement, dated July 16, 2005, by and between OMNI Energy Services Corp. and certain investors identified therein (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, as amended, (Registration Statement No. 333-129138)).

*10.1	Form of Indemnity Agreement by and between us and each of our directors and executive officers (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.2	Eighth Amended And Restated OMNI Energy Services Corp. Stock Incentive Plan (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on June 2, 2009).

*10.3	Form of Stock Option Agreements under our Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-36561)).

*10.4	Employment Agreement effective September 23, 2006 by and between OMNI Energy Services Corp. and John Harris (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on September 29, 2006).

*10.5	Restricted Stock Agreement between OMNI Energy Services Corp. and James C. Eckert effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K originally filed with the Commission on January 7, 2008).

*10.6	Employment Agreement effective January 2, 2008 by and between OMNI Energy Services Corp. and Ronald Mogel (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.7	Loan and Security Agreement, dated as of April 23, 2008, by and among Fifth Third Bank, the lenders identified therein, OMNI, the subsidiaries of OMNI identified therein and the other Credit Parties identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on April 30, 2008).

*10.8	Employment Agreement between OMNI Energy Services Corp. and Brian J. Recatto dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on December 17, 2008).

*10.9	Employment Agreement between OMNI Energy Services Corp. and Gregory B. Milton dated May 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on March 3, 2009).

*10.10	Employment Agreement between OMNI Energy Services Corp. and Mark E. Stipe dated October 1, 2008 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.11	Restricted Stock Agreement between OMNI Energy Services Corp. and Brian J. Recatto dated February 3, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

EXHIBIT NUMBER

*10.12	Fourth Amendment and Waiver to Loan Agreement, dated November 13, 2009, by and among Fifth Third Bank, the lenders identified therein, OMNI Energy Services Corp., The subsidiaries of OMNI identified therein and the other Credit Parties identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on November 16, 2009).

*10.13	Restricted Stock Agreement between OMNI Energy Services Corp. and Brian J. Recatto dated January 5, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on January 15, 2010).

*10.14	Restricted Stock Agreement between OMNI Energy Services Corp. and Ronald D. Mogel dated January 5, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K originally filed with the Commission on January 15, 2010).

*10.15	Restricted Stock Agreement between OMNI Energy Services Corp. and John A. Harris dated January 5, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K originally filed with the Commission on January 15, 2010).

*10.16	Restricted Stock Agreement between OMNI Energy Services Corp. and Lawrence J. Shaw dated January 5, 2010 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K originally filed with the Commission on January 15, 2010).

*10.17	Stock Incentive Plan between OMNI Energy Services Corp. and Brian J. Recatto effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on February 3, 2010).

*10.18	Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the Eighth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan between OMNI Energy Services Corp. and Ronald D. Mogel effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K originally filed with the Commission on February 12, 2010).

*10.19	Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the Eighth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan between OMNI Energy Services Corp. and John A. Harris effective as of January 1, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K originally filed with the Commission on February 12, 2010).

*10.20	Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the Eighth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan between OMNI Energy Services Corp. and Lawrence J. Shaw effective as of January 1, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K originally filed with the Commission on February 12, 2010).

**21.1	Subsidiaries of OMNI Energy Services Corp.

23.1	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensation plan or arrangement
**	Previously filed