Form 10-Q
period 2010-03-31
OMNI ENERGY SERVICES CORP
filed 2010-09-01
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 25, 2010 there were 22,815,198 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2010
	(In thousands, except share and per share amounts)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,931	$1,821
Trade receivables, net	15,016	18,203
Other receivables	578	222
Parts and supplies inventory	6,811	6,953
Prepaid expenses and other current assets	4,638	3,512
Deferred tax assets	66	1,020
Due from related party	131	131
Assets held for sale	736	736

Total current assets	29,907	32,598

PROPERTY, PLANT AND EQUIPMENT, net	72,144	69,774

OTHER ASSETS:
Goodwill	6,586	6,586
Customer intangible assets, net	3,539	3,387
Licenses, permits and other intangible assets, net	9,424	9,200
Loan closing costs, net	3,758	3,534
Other assets	286	306

Total other assets	23,593	23,013

TOTAL ASSETS	$125,644	$125,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,911	$6,669
Accrued expenses	5,817	4,173
Line of credit	—	60
Current maturities of long-term debt and capital leases	11,881	12,018
Insurance notes payable	248	125

Total current liabilities	21,857	23,045

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	33,731	33,020
Other long-term liabilities	172	80
Deferred tax liabilities	18,449	18,449

Total long-term liabilities	52,352	51,549

Total liabilities	74,209	74,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 and 0 shares of Series B issued and outstanding at December 31, 2009 and March 31, 2010, respectively, and 5,396 shares of Series C issued and outstanding at December 31, 2009 and March 31, 2010, respectively, liquidation preference of $1,000 per share	1,074	1,045
Common stock, $0.01 par value, 45,000,000 shares authorized; 20,980,202 and 21,325,648 issued and outstanding at December 31, 2009 and March 31, 2010, respectively	209	213
Preferred stock dividends declared	3	—
Additional paid-in capital	100,887	101,300
Accumulated deficit	(50,738)	(51,767)

Total stockholders’ equity	51,435	50,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,644	$125,385

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2009	2010
	(in thousands, except per share amounts)
	(Restated)
Operating revenue
Services	$25,981	$20,129
Rentals	8,923	6,716

Total operating revenue	34,904	26,845
Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	18,189	16,099
Rentals	4,458	3,438
Depreciation and amortization	3,337	3,412
General and administrative expenses	7,371	4,623

Total operating expenses	33,355	27,572

Operating income (loss)	1,549	(727)
Interest expense	(959)	(1,156)
Other income, net	6	20

Income (loss) before income taxes	596	(1,863)
(Provision) benefit for income taxes	(784)	954

Net loss	(188)	(909)
Dividends on preferred stock	(120)	(120)

Net loss available to common stockholders	$(308)	$(1,029)

Basic income (loss) per share:
Net loss available to common stockholders	$(0.02)	$(0.05)

Diluted income (loss) per share:
Net loss available to common stockholders	$(0.02)	$(0.05)

Weighted average common shares outstanding:
Basic	20,577	21,014
Diluted	20,658	21,014

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2009	5,425	$1,074	20,980,202	$209
— Stock based compensation	—	—	—	—
— Restricted stock awards	—	—	95,000	1
— Common stock issued for note modifications	—	—	250,446	3
— Preferred stock dividends declared	—	—	—	—
— Preferred stock and dividends cancelled	(29)	(29)	—	—
— Net loss	—	—	—	—

BALANCE, March 31, 2010	5,396	$1,045	21,325,648	$213

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE, December 31, 2009	$3	$100,887	$(50,738)	$51,435
— Stock based compensation	—	258	—	258
— Restricted stock awards	—	(1)	—	—
— Common stock issued for note modifications	—	124	—	127
— Preferred stock dividends declared	—	—	(120)	(120)
— Preferred stock and dividends cancelled	(3)	32	—	—
— Net loss	—	—	(909)	(909)

BALANCE, March 31, 2010	$—	$101,300	$(51,767)	$50,791

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2009	2010
	(in thousands)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188)	$(909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,337	3,412
Amortization of deferred loan issuance costs	289	416
(Gain) loss on fixed asset dispositions	16	(20)
Stock based compensation expense	398	258
Other	13	9
Provision for doubtful accounts	64	(7)
Deferred income taxes	769	(954)
Changes in operating assets and liabilities:
Trade receivables	8,889	(3,180)
Other receivables	607	356
Parts and supplies inventory	453	(142)
Prepaid expenses and other current assets	1,542	1,126
Other assets	—	(16)
Accounts payable and accrued expenses	(5,435)	3,448
Other long term liabilities	(100)	(100)

Net cash provided by operating activities	10,654	3,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(935)	(387)
Proceeds from disposal of property, plant and equipment	82	182
Decrease in restricted cash	942	—

Net cash provided by (used in) investing activities	89	(205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and insurance notes	(6,391)	(3,477)
Principal payments on line of credit	(51,035)	(60)
Borrowings on line of credit	46,234	120
Loan closing costs	—	(65)
Preferred stock dividends paid in cash	(122)	(120)

Net cash used in financing activities	(11,314)	(3,602)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(571)	(110)
Cash and cash equivalents, at beginning of period	2,043	1,931

Cash and cash equivalents, at end of period	$1,472	$1,821

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$635	$701

Cash paid for taxes	$765	$—

NON-CASH TRANSACTIONS:
Equipment financed through capital lease	$—	$446

Preferred stock and dividends cancelled	$—	$32

Common stock issued in exchange for note modifications	$—	$127

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K/A, for the year ended December 31, 2009 filed with the SEC on August 26, 2010.

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. There was no impairment recognized during the quarter ended March 31, 2010.

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In May 2009, the FASB issued a standard regarding subsequent events that provides guidance as to when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. Originally, this standard required entities to disclose the date through which subsequent events had been evaluated and whether that date was the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for an SEC filing entity to disclose the date through which subsequent events have been evaluated. Therefore, we omitted the disclosure in this Quarterly Report on Form 10-Q as of March 31, 2010.

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

AUTHORITATIVE LITERATURE NOT YET ADOPTED

On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010. We are currently awaiting guidance from the FASB and SEC related to the implications of this new legislation on accounting and disclosure requirements. We expect that this legislation will have an impact on our financial position, results of operations and cash flows, but we cannot determine the extent of the impact at this time.

RECLASSIFICATIONS

We have reclassified our reporting of gains and losses from the disposal of fixed assets from other income and expense to income from operations for the three months ended March 31, 2009 to conform to the current period presentation.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in our Annual Report on Form 10-K/A, filed on August 26, 2010, the financials as of and for the three month period ended March 31, 2009 have been restated to reflect certain contingent obligations associated with certain subordinated promissory notes recorded as compensation for services in accordance with Emerging Issues Task Force No. 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (“EITF 95-8”) rather than purchase price consideration, as originally presented. Accordingly, goodwill and other intangibles initially recorded were likewise revised as a result of the reduction in purchase price that was replaced by compensation for services recorded during the period of the required contingent employment of the shareholders of the acquired entities. The effect on the previously filed financial statements is included below:

	For the three months ended March 31, 2009
	As Previously Reported	Adjustment	As Restated
	(In thousands, except per share amounts)
Operating expenses
General and administrative expense (exclusive of depreciation and amortization shown separately above)	$6,172	$1,199	$7,371
Operating income (loss)	2,764	(1,215)	1,549
Interest expense	(1,040)	81	(959)
Income (loss) before taxes	1,714	(1,118)	596
Income tax expense	(784)	—	(784)
Net income (loss)	930	(1,118)	(188)
Net income (loss) available to common stockholders	810	(1,118)	(308)

Basic income (loss) per common share:
Net income (loss) available to common stockholders	$0.04	$(0.06)	$(0.02)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.04	$(0.06)	$(0.02)

Number of weighted average shares:
Basic	20,577	—	20,577
Diluted	24,226	(3,568)	20,658

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2009 and March 31, 2010, respectively:

	December 31, 2009	March 31, 2010
	(In thousands)
Land	$493	$493
Building and improvements	8,874	8,874
Drilling, field and support equipment	108,393	109,524
Shop equipment	742	819
Office equipment	2,389	2,405
Vehicles	4,404	4,424
Construction in progress	1,202	581

	126,497	127,120
Less: accumulated depreciation	(54,353)	(57,346)

Total property, plant and equipment, net	$72,144	$69,774

NOTE 4. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2009 and March 31, 2010, long-term debt consists of the following:

	December 31, 2009	March 31, 2010
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (4.75% at December 31, 2009 and March 31, 2010) maturing July 31, 2023, secured by real estate	$1,183	$1,167
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2013	2,000	2,000
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2013	4,133	5,349
Promissory notes payable to finance companies secured by vehicles and equipment	329	286
Capital leases payable to finance companies secured by equipment	1,967	2,236
Term Loan payable to a bank, variable interest rate at 30-day LIBOR with 1% floor plus 4.50% (5.50% at December 31, 2009 and March 31, 2010), secured by various equipment, maturing April 23, 2013	36,000	34,000

Total	45,612	$45,038
Less: current maturities	(11,881)	(12,018)

Long-term debt, less current maturities	$33,731	$33,020

Our Senior Credit Facility consists of a $50.0 million term loan (the “Term Loan”) and a $20.0 million working capital revolving line of credit (the “Revolver”). Availability under the Revolver is the lower of: (i) $20.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrued interest at the 30-day LIBOR rate with a 1% floor plus 4.0% (5.0% at December 31, 2009 and March 31, 2010), and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2009 and March 31, 2010, we had $0.0 million and $0.1 million outstanding under the Revolver, respectively. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver, the debt under the Revolver has been classified as a current liability as of December 31, 2009 and March 31, 2010, as required by ASC 470-10-45 (formerly Emerging Issues Task Force (“EITF”) No. 95-22), “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in April 2013 and will be repaid quarterly in equal payments of $2.0 million. Interest is due monthly in arrears and accrues at the 30-day LIBOR rate with a 1% floor plus 4.5% (5.50% at December 31, 2009 and March 31, 2010). The Term Loan contains customary financial covenants and limitations on capital expenditures. As of December 31, 2009 and March 31, 2010, we had $36.0 million and $34.0 million outstanding under the Term Loan, respectively.

During March 2010, we entered into an amendment and waiver to the Senior Credit Facility. The waiver provided relief from violations related to the timely filing of certain reports with the lender. Additionally, the amendment adjusted the required covenants related to our leverage ratio for the remainder of the term of the loan. As a result, at March 31, 2010, we were in compliance with all covenants under the Senior Credit Facility.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

CAPITAL LEASES

We have several pieces of equipment which were acquired under capital lease. In 2009 and thus far in 2010, we acquired several pieces of equipment for the Seismic Services and Environmental and Other Services segments under capital leases. These leases have maturity dates ranging from February 2011 to July 2014. The balance of all capital leases payable as of December 31, 2009 and March 31, 2010 was $2.0 million and $2.2 million, respectively.

The cost and related accumulated depreciation of assets held under capital lease was $2.3 million and $0.1 million and $2.8 million and $0.2 million, respectively, at December 31, 2009 and March 31, 2010, respectively.

Depreciation expense for the three months ended March 31, 2009 and 2010 was approximately $0.0 million and $0.1 million, respectively, for all assets held under capital lease.

CHARLES HOLSTON NOTES

In connection with the acquisition of BMJ Industrial Investments, L.L.C. and its wholly owned subsidiary, Charles Holston, Inc. (“Holston”) in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”) which included an employment contingency for $3.3 million of this obligation. This portion of the obligation is being recognized as compensation expense ratably over the three-year contingency period. The remaining $1.7 million of the obligation was recorded as a liability as no contingent employment was required. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2009 and March 31, 2010, the Holston Notes had a balance of $2.0 and $1.9 million, respectively.

During February 2010, each of the holders of the Holston Notes signed note modification agreements (“Holston Note Modifications”) whereby the payment terms of the Holston Notes were modified to thirty-five monthly payments of principal and interest of $0.06 million beginning February 28, 2010 and one payment for the balance on January 28, 2013. This modification included the removal of all associated employment contingencies. As a result, the portion of the outstanding obligation in the amount of $0.08 million not previously recorded due to the contingency was included in compensation expense in the first quarter of 2010. At the time of the Holston Note Modifications, we issued an aggregate of 107,334 shares of our unregistered restricted common stock to the holders of the Holston Notes. The restrictions on the shares will lapse at various times prior to the maturity of the Holston Notes and we may, at our option, pay the Holston Note balances prior to the new maturity date without penalty. If payment of the Holston Notes is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. As the shares vest, the expense is recognized as a current period charge to interest expense.

CYPRESS NOTE

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”) effective in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder (“Cypress Note”). The Cypress Note was payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the Cypress Note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. At December 31, 2009 and March 31, 2010, the Cypress Note had a balance of $1.0 million. The principal shareholder of Cypress passed away prior to the maturity date of the Cypress Note. After his death, some uncertainty arose among the minority shareholders of Cypress and the heirs to the principal shareholder’s estate. Consequently, payment on the Cypress Note has not been made. We have filed a Petition for Declaratory Judgment with the court seeking guidance on how the final installment on the Cypress Note should be made and to confirm the exact setoff amount to which we are entitled as a result of the breaches of agreements by and between Cypress, affiliates of Cypress, and us. See Note 10 for additional information related to the Cypress Note.

BAILEY NOTE

In connection with the acquisition of Bailey Operating, Inc. (“BOI”) in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2009 and March 31, 2010, the Bailey Note had a balance of $0.5 million.

In January 2010, the holder of the Bailey Note executed a note modification agreement (“Bailey Note Modification”) whereby the payment terms of the Bailey Note were modified to thirty-five monthly payments of principal and interest of $0.015 million beginning May 30, 2010 and one payment for the balance on April 30, 2013. At the time of the Bailey Note Modification, we became obligated to issue an aggregate of 26,832 shares of our unregistered restricted common stock to the holder of the Bailey Note. The restrictions on the shares will lapse at various times prior to the maturity of the Bailey Note and we may, at our option, pay the Bailey Note balance prior to the new maturity date without penalty. If payment of the Bailey Note is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect this modification. The charge related to these shares will be recognized as the restrictions are lifted. As the shares vest, the expense is recognized as a current period charge to interest expense.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services, Inc. (“BEG”) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes were payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2009 and March 31, 2010, the BEG Notes had a balance of $2.7 million and $2.5 million, respectively.

In January 2010, each of the holders of the BEG Notes executed note modification agreements (“BEG Note Modifications”) whereby the payment terms of the BEG Notes were modified to thirty-five monthly payments of principal and interest of $0.08 million beginning January 18, 2010 and one payment for the balance on December 18, 2013. At the time of the BEG Note Modifications, we issued an aggregate of 143,112 shares of our unregistered restricted common stock to the holders of the BEG Notes. The restrictions on the shares will lapse at various times prior to the maturity of the BEG Notes and we may, at our option, pay the note balance prior to the new maturity date without penalty. If payment of the BEG Notes are made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The allocation between current and long-term debt was adjusted in the 2009 financial statements to reflect these modifications. The charge related to these shares will be recognized as the restrictions are lifted. As the shares vest, the expense is recognized as a current period charge to interest expense.

INDUSTRIAL LIFT NOTES

In connection with the acquisition of Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”) in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (the “ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. An employment contingency was included in the ILT Notes requiring the continued employment of one of the former owners of Industrial Lift requiring these notes to be recognized as compensation expense ratably over the three-year contingency period. As a result of the employment contingency, the ILT Notes were not included as a portion of the purchase price of Industrial Lift. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. In April 2009, an agreement was reached with the former shareholder of Industrial Lift whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 unregistered restricted shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust which was released prior to December 31, 2009. In January 2010, a cash payment in the amount of $0.8 million was made to the holder of the ILT Notes. At December 31, 2009 and March 31, 2010, the ILT Notes had a balance of $2.8 million and $2.0 million, respectively.

In March 2010, each of the holders of the ILT Notes signed a note modification agreement (“ILT Note Modification”) whereby the payment terms of $1.0 million of the ILT Notes were modified to thirty-five monthly payments of principal and interest of $0.03 million beginning April 23, 2010 and one payment for the balance on March 23, 2013. This modification included the removal of the associated employment contingencies. As a result, this portion of the outstanding obligation not previously recorded in the amount of $0.3 million was recorded as compensation expense in the first quarter of 2010. This payable is included in the monthly payments of principal and interest of $0.03 million. At the time of the ILT Note Modification, we issued an aggregate of 53,665 shares of our unregistered restricted common stock to the holders of the ILT Notes. The restrictions on the shares will lapse at various times prior to the maturity of the ILT Notes and we may, at our option, pay the note balance prior to the new maturity date without penalty. If payment of the ILT Notes is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The charge related to these shares will be recognized as the restrictions are lifted. The terms and maturity on the $1.0 million of ILT Notes originally maturing in April 2011 remain unchanged. As the shares vest, the expense is recognized as a current period charge to interest expense.

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes are payable in monthly installments through June 2010 and accrue interest at 5.16%.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES

INSURANCE RESERVES

We maintain reserves for workers’ compensation and general liability on our balance sheet based on our judgment and the adjusters’ best estimates based on claims incurred. Estimated workers’ compensation and general liability claims are determined by an outside adjuster on a case-by-case basis. We maintain insurance policies for workers’ compensation and general liability claims. These insurance policies carry retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our process for all workers’ compensation and general liability claims. As of December 31, 2009 and March 31, 2010, we have recorded $0.8 million and $0.7 million, respectively, of insurance reserves related to workers’ compensation and general liability claims. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

EMPLOYMENT AGREEMENTS

We have employment agreements with our executive officers and certain former shareholders of companies we acquired. These agreements generally last two to four years and have renewal provisions at our option.

OTHER CONTINGENCIES

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court (the “Federal Suit”) in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The Federal Suit sought, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged inducement to enter into the purchase agreement by criminal or fraudulent conduct, securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. The Federal Suit has been dismissed. Subsequent to this dismissal, the former owners of Preheat filed a lawsuit in the 16th Judicial District Court, Parish of Iberia, situated in New Iberia, Louisiana. This lawsuit sought essentially the same relief as requested in the Federal Suit, named many of the same defendants as the Federal Suit, and contained many of the same allegations as the Federal Suit. We, together with the other defendants, filed a motion to dismiss the suit based upon the fact that it was filed in the wrong venue. A ruling was issued dismissing the case on that basis, and a judgment reflecting that ruling has been submitted to the trial judge for signature. At this point, we are unable to assess the ultimate impact of this litigation on our financial position, results of operations or cash flows. We, together with the other defendants, have filed a motion to dismiss the lawsuit and that motion remains pending with the court. We believe the claims against us are without merit and are vigorously contesting the legal action.

On June 3, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wellspring OMNI Holdings Corporation, a Delaware Corporation (“Parent”), and Wellspring OMNI Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent, providing for the Merger of Acquisition with and into the Company, with the Company surviving the merger (the “Merger”) as a subsidiary of Parent. Six purported class action lawsuits have been filed in connection with the Merger in state courts in Lafayette Parish, Louisiana, and two purported class actions were filed in connection with the Merger in the federal district court for the Western District of Louisiana. Each court action named the Company and its directors as defendants, and the state court actions also named Wellspring, Parent and Acquisition. One of the federal actions filed named Parent and Acquisition as defendants. The state court complaints allege, among other things, that the director defendants have breached their fiduciary duties to shareholders of the Company by entering into the Merger Agreement, failing to disclose certain information with respect to the Company and failing to maximize shareholder value. The Wellspring entities are claimed to have aided and abetted the alleged fiduciary duty breaches by the directors of the Company. The federal court complaints make substantially the same claims as the state court complaints, but also allege violations of federal law relating to the Company’s proxy statement disclosures. One or more of the complaints seek injunctions against the Merger, rescission of the Merger if it is consummated, imposition of a constructive trust, damages, attorneys’ fees, expenses and other relief. The complaints request class action certification and rulings that the named complainants are representatives of the class. No class has been certified at present. Plaintiffs in certain of the state actions and both federal actions have moved for expedited discovery. The defendants have filed the appropriate motions in the state proceedings to consolidate them into a single proceeding and further to stay such state actions pending the federal court’s consideration of the federal suit. A hearing is set for August 30, 2010, as to the motions filed in state court. Moreover, the defendants are contesting discovery requests made by some of the state plaintiffs. The defendants have also filed a motion in the federal court requesting consolidation of the federal actions, a state of all proceedings until lead plaintiffs and plaintiffs’ counsel are appointed and defendants’ motion to dismiss is resolved, and requesting that outstanding discovery requests be quashed. No hearing date has yet been set regarding this motion. The Company believes that all of the lawsuits that have been filed and the allegations contained therein are without merit, and it, along with the directors of the Company, intends to vigorously defend the lawsuits.

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

NOTE 6. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2009 and March 31, 2010, 29 and 0 shares, respectively, of Series B Preferred Stock remain outstanding and are convertible into 7,733 and 0 shares of our common stock, respectively. The previously remaining shares of Series B Preferred Stock were cancelled in accordance with a settlement agreement between the Company and the holders of the stock executed in the first quarter of 2010.

At December 31, 2009 and March 31, 2010, 5,396 shares of Series C 9% Convertible Preferred Stock (the “Series C Preferred”) remain outstanding and are convertible into 2,767,179 shares of our common stock at a conversion rate of $1.95 per share.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees, officers, directors, advisors and consultants to the Company. The Eighth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Stock Plan”), provides for 5,750,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan is 100,000 shares as of March 31, 2010.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

There was $0.4 million and $0.3 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three months ended March 31, 2009 and March 31, 2010, respectively.

Historically, the fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was based on implied volatilities from historical trading of our stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time that options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option was based on the U.S. treasury yield curve in effect at the time of grant. There were no options granted using the Black-Scholes model during the three months ended March 31, 2009 or March 31, 2010.

During the three months ended March 31, 2010, 800,000 options were granted to senior management at an exercise price $1.26 per share. Because the vesting of the options is based on several variable criteria (financial performance of the Company and the Company’s stock price as it relates to its peer group), the fair value of these options was estimated using the Monte Carlo valuation method. The shares will vest over a four year period. The value of options vesting based upon the stock price of the Company is being expensed ratably over the vesting period. The options which vest based upon the financial performance of the Company are charged against earnings based upon management’s assessment of the likelihood that the pre-established targets will be met. As the financial performance targets are met, compensation expense will be recognized. For the options based upon share price performance, the compensation is expensed ratably over the vesting period. For the quarter ended March 31, 2010, the amount of expense related to this award was de minimus.

The following table summarizes information about stock option activity for the three months ended March 31, 2010 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,646,841	$2.21
Granted	800,000	1.26
Exercised	—	—
Lapsed or canceled	(27,084)	2.26

Outstanding at March 31, 2010	2,419,757	$1.90	7.5	$73

Exercisable at March 31, 2010	1,115,823	$2.23	7.1	$—

WARRANTS

A summary of our warrants as of March 31, 2010 and changes during the three months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2009	$2.10	4,594,000
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2010	$2.10	4,594,000

Exercisable	$2.10	4,594,000

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

RESTRICTED STOCK

The following table summarizes activity of management’s restricted stock awards for the three months ended March 31, 2010:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2009	37,419	$3.81
Granted	95,000	$1.27
Vested	(29,479)	$1.92

Unvested at March 31, 2010	102,940	$2.01	$199

On January 5, 2010, we entered into Restricted Stock Agreements (collectively, the “Agreements”) with certain of our executive officers pursuant to which we granted 95,000 shares of restricted stock under our Stock Plan. The restricted stock will ratably vest annually in equal 25% installments over a period of four years beginning on the grant date, January 5, 2010, and continuing on each anniversary thereof until January 5, 2013. However, the restricted stock will vest sooner if (i) the executive’s employment relationship with the Company is terminated due to the executive’s death or disability, (ii) the Company terminates the executive’s employment relationship with the Company without cause, or (iii) there is a change in control (as defined in the Stock Plan) of the Company. All unvested restricted stock will be forfeited if (i) the executive terminates his employment during the term of his employment agreement, (ii) the Company terminates the executive for cause (as defined in each executive’s employment agreement), or (iii) either the Company or the executive elect not to renew the executive’s employment pursuant to the terms of his employment agreement.

At March 31, 2010, $0.2 million of total unrecognized compensation cost related to the unvested portion of management’s restricted stock awards is expected to be recognized over a weighted average period of three years.

Subsequent to December 31, 2009, certain of our subordinated notes payable were modified resulting in adjustment to the maturity dates and payment schedules of the notes. As an incentive to modify the notes, the Company authorized the issuance of an aggregate of 330,943 unregistered, restricted shares of our common stock in amounts dependent upon the balances modified. The restrictions on the shares will lapse at various times prior to the maturity of the notes and we may, at our option, pay the note balances prior to the new maturity dates. If payment of the notes is made prior to the lapse of the periodic restriction on the stock, the remaining restricted shares will be forfeited to us and cancelled. As of March 31, 2010, 250,446 of the shares have been issued. An additional 53,665 share were issued subsequent to March 31, 2010 and the remainder will be issued in accordance with the relevant note modification agreement.

The following table summarizes activity of restricted stock awards related to the modified subordinated notes for the three months ended March 31, 2010:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2009	—	—
Granted	250,446	$1.52
Vested	(62,616)	$1.52

Unvested at March 31, 2010	187,830	$1.52	$363

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

As of March 31, 2009 and 2010, we had 1,488,284 and 1,768,004 options and restricted shares, respectively, and 5,192,650 and 4,594,000 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Holston Notes convertible into 358,345 and 212,364 shares of common stock, BEG Notes convertible into 0 and 693,556 shares of common stock and ILT Notes convertible into 333,333 and 164,867 shares of common stock were excluded from the calculation for the three months ended March 31, 2009 and 2010, respectively. Also, preferred stock convertible into 0 and 2,773,624 shares of common stock were excluded from the calculation of diluted EPS at March 31, 2009 and 2010, respectively, because they were antidilutive.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reconciles net loss available to common stockholders and common equivalent shares for the Basic EPS calculation to net loss available to common stockholders and common equivalent shares for the Diluted EPS calculation for the three months ended March 31, 2009 and 2010, respectively:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010
	Dollars	Weighted Average Shares	Dollars	Weighted Average Shares
	(in thousands)
	(Restated)	(Restated)
Basic EPS net loss available to common stockholders	$(308)	20,577	$(1,029)	21,014

Add: Stock Options	—	—	—	—
Warrants	—	—	—	—
Contingently issuable shares	—	81	—	—
Preferred stock	—	—	—	—
Shareholder notes	—	—	—	—

Total dilutive effect	—	81	—	—

Diluted EPS net loss available to common stockholders and common equivalent shares	$(308)	20,658	$(1,029)	21,014

NOTE 7. SEGMENT INFORMATION

ASC 280, “Segment Reporting” (“ASC 280”), requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. We revised our reportable business segments during the fourth quarter of 2009. The new operating segments are Seismic Services, Environmental and Other Services and Equipment Leasing. Financial results for the quarter ended March 31, 2009 have been restated to reflect the change in operating segments. We revised our segments to align with changes in management’s resource allocation and performance assessment in making decisions regarding our operations. Our saltwater transportation and disposal, solids removal and hauling and liquid mud services, and boat tank and pit cleaning services are now included within our Environmental and Other Services segment. These changes reflect our current operating focus. All of our assets and operations are exclusively in North America. The segment classified as Corporate includes operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining segment profit or loss. Certain of the March 31, 2009 information below has also been restated for the impact of the restatement discussed in Note 2.

The following table shows segment information (net of intercompany transactions) for the three months ended March 31, 2010 and 2009 (in thousands):

Three Months Ended March 31,	SEISMIC SERVICES	ENVIRONMENTAL AND OTHER SERVICES	EQUIPMENT LEASING	CORPORATE	TOTAL
	(In thousands)
2010
Operating revenues	$4,630	$15,499	$6,716	$—	$26,845
Operating income (loss)	(430)	890	481	(1,668)	(727)
Interest expense	25	110	23	998	1,156
Depreciation and amortization	214	1,549	1,578	71	3,412
Identifiable assets	15,035	46,074	51,445	12,831	125,385
Capital expenditures	322	64	—	1	387

2009 (Restated)
Operating revenues	$9,729	$16,252	$8,923	$—	$34,904
Operating income (loss) (Restated)	1,259	2,165	(11)	(1,864)	1,549
Interest expense (Restated)	15	82	25	837	959
Depreciation and amortization	234	1,434	1,594	75	3,337
Identifiable assets (Restated)	19,085	50,171	61,408	12,112	142,776
Capital expenditures	10	388	537	—	935

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8. INCOME TAXES

We account for income taxes under the provisions of ASC 740, “Income Taxes” (“ASC 740”), which requires recognition of future tax benefits (temporary differences), subject to a valuation allowance based on more-likely-than-not that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, ASC 740 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. We recorded income tax expense of $0.8 million and an income tax benefit of $1.0 million for the three months ended March 31, 2009 and 2010, respectively.

On January 1, 2007, we adopted and implemented ASC 740 as it relates to uncertainties in income taxes. As a result of the implementation, management assessed its various income tax positions; this assessment resulted in no adjustment to the tax asset or liability. We will account for interest and penalties relating to uncertain tax positions in the current period income statement as part of the provision for income taxes, as necessary. The 2004, 2005, 2006, 2007 and 2008 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

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

The prior term loan agreement and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred were satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million for each of the three month periods ended March 31, 2009 and 2010.

NOTE 10. SUBSEQUENT EVENTS

On May 6, 2010, the parties to the Petition for Declaratory Judgment reached a settlement with respect to the payment of the final installment of the Cypress Note. We paid to the claimants named in the Petition for Declaratory Judgment a total of $0.8 million and agreed to assume liabilities of $0.2 million. We received from all claimants, a release of any and all claims for amounts due under the Cypress Note. The settlement also provided for the resolution of the matters involving accounts receivable retention, sub-lease obligations and advances in our relationship with Cypress.

On May 6, 2010, certain holders of the Series C Preferred exercised a total of 3,897,550 warrants with an exercise price of $1.95 on a cashless basis. As a result of the cashless exercise, the Company issued 1,267,716 shares of common stock. Additionally, on the same day, 100,000 warrants with an exercise price of $1.95 were exercised for cash resulting in an additional 100,000 shares of common stock being issued and the Company receiving cash of approximately $0.2 million.

On June 3, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wellspring OMNI Holdings Corporation, a Delaware corporation (“Parent”), and Wellspring OMNI Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Acquisition”), providing for the merger of Acquisition with and into the Company, with the Company surviving the merger (the “Merger”) as a subsidiary of Parent. Parent and Acquisition are affiliates of Wellspring Capital Management LLC (“Wellspring Capital”), a middle market private equity firm. Each outstanding share of common stock of the Company (other than treasury shares, shares held by Parent and Acquisition and any of their subsidiaries, shares with respect to which dissenters rights are properly exercised and shares held by our Chief Executive Officer, Chairman of the Board and one other director on our Board of Directors) will be cancelled and converted into the right to receive $2.75 per share in cash (the “Merger Consideration”). Completion of the Merger is subject to (i) approval of the Merger by the shareholders of the Company, (ii) applicable regulatory approvals, including the termination or expiration of the applicable waiting period (and any extensions thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) other customary closing conditions. On August 2, 2010, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.

Effective June 30, 2010, we acquired all of the outstanding common stock of Keeton Services, Inc. and Griswold Management, Inc. (“Keeton”) pursuant to a Purchase and Sale Agreement (the “Keeton Purchase Agreement”). Subject to the terms and conditions of the Keeton Purchase Agreement, consideration was approximately $3.5 million, including $1.75 million in cash and $1.75 million in a 6% promissory note payable to the former owners. Keeton provides completion fluids to various customers.

On August 24, 2010, a holder of the Series C Preferred exercised 115,200 warrants with an exercise price of $1.95 on a cashless basis. As a result of the cashless exercise, the Company issued 32,307 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect management’s best judgment based on factors currently known. Actual results could differ materially from those anticipated in these “forward looking statements” as a result of a number of factors, including but not limited to those discussed under the heading “Forward-Looking Statements.” Forward looking statements provided by us pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A, for the year ended December 31, 2009 filed with the Securities and Exchange Commission on August 26, 2010.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to our acquisition plans, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the recent acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K for the year ended December 31, 2009 filed on March 31, 2010 and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

We are an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey services; (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry; drilling fluid transportation and disposal services; other specialized services such as metal stress relieving, environmental pit cleaning, wellhead preheating and wellhead installation and (iii) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain region and prolific shale regions in the South Central United States and the Appalachian Region. At March 31, 2010, we operated in three business segments—Seismic Services, Environmental and Other Services, and Equipment Leasing. For information about the revenues, operating income (loss) and other financial information relating to the segments, see Note 7 to our Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Our business is driven by the supply and demand of hydrocarbon commodities in the United States and, to a certain extent, the international markets. Virtually all of our customers are involved in the exploration and/or production of oil and natural gas in the continental United States and the coastal waters of the Gulf of Mexico. Not surprisingly, a higher demand for oil and gas results in a higher demand for our equipment and services. We experienced a slight reduction in Seismic Services in the first quarter of 2010 related to weather and permitting issues and a general slowdown in the exploration activity in the market areas in which we operate. As the economy has shown signs of recovery and the land-based rig count has increased, we have seen an increase in opportunities in the shale plays in the areas in which we operate. Increased activity in the Haynesville Shale area has led to increased demand for items in our equipment rental fleet. Additionally, the increase in rig count has expanded our opportunities in the environmental services sector of our business.

In the past, we have been very active in acquiring companies which we believe are well aligned with our Company philosophy. We plan to expand our presence in the environmental services industry in the markets in which we serve through organic growth and through additional acquisitions as such opportunities arise that we believe fit into our overall business strategy.

We continue to maintain a large and visible presence along the coast of Louisiana to service our customers in the offshore exploration and production markets. While the offshore rig counts in the Gulf of Mexico have fallen in recent years and remain stagnant into 2010, we feel that there is still adequate activity in the area to allow us to remain profitable in that region.

Our acquisitions have allowed us to expand our operations into what currently appear to be more prolific areas of activity, such as the Rocky Mountains and prolific shale regions in the South Central United States. Additionally, we have expanded organically into the Marcellus Shale area in the northeast United States with our seismic services and equipment leasing operations.

We anticipate that the Haynesville, Eagle Ford and Marcellus Shale regions will continue to be a very active area in terms of natural gas exploration. Additionally, the Rocky Mountains have shown increased activity and we are currently expanding our equipment leasing operations into the Bakken Shale region in North Dakota.

Seismic Services.

The market for our Seismic Services segment is South Central United States as well as the Appalachian Region in the Northeast United States. Additionally, we believe we are a leading provider of seismic drilling support services in the marsh, swamp, shallow water and contiguous dry land areas along the Gulf of Mexico (the “Transition Zone”), primarily in Louisiana and Texas.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2010.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2010
	(in thousands)
	(Restated)
Operating revenue:
Services	$25,981	$20,129
Rentals	8,923	6,716

Total operating revenue	34,904	26,845

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	18,189	16,099
Rentals	4,458	3,438
Depreciation and amortization	3,337	3,412
General and administrative expenses	7,371	4,623

Total operating expenses	33,355	27,572

Operating income (loss)	1,549	(727)
Interest expense	(959)	(1,156)
Other income, net	6	20

Income (loss) before income taxes	596	(1,863)
(Provision) benefit for income taxes	(784)	954

Net loss	(188)	(909)
Dividends on preferred stock	(120)	(120)

Net loss available to common stockholders	$(308)	$(1,029)

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Operating revenues decreased $8.1 million, from $34.9 million for the three months ended March 31, 2009 to $26.8 million for the three months ended March 31, 2010. Operating revenues related to services decreased $5.9 million. Our Seismic Services segment and our Environmental and Other Services segment accounted for $5.1 million and $0.8 million of the decrease, respectively. Operating revenues related to our Equipment Leasing segment decreased by $2.2 million. The decrease in revenues in our Seismic Services segment was attributable to significant weather delays in the northeast United States and contraction in capital spending by our customers. The Environmental and Other Services and Equipment Leasing segments are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The rig counts were reduced compared to the number of rigs operating during the first quarter of 2009. Additionally, with the compression in drilling activity, we have felt considerable pricing pressure for our equipment and services. Our Environmental and Other Services segment was impacted to a lesser degree because a portion of the work that we perform is driven by the production process, as opposed to the exploration and drilling process, and the number of active facilities has remained stable. During the first quarter of 2010, we also expanded our environmental operations into additional markets where we feel organic growth opportunities exist.

Direct costs related to services decreased $2.1 million, from $18.2 million for the three months ended March 31, 2009 to $16.1 million for the three months ended March 31, 2010. Direct costs for our seismic services segment decreased $2.8 million. The decrease was in response to lower activity levels as described above and was offset by increases in our environmental and other services segment of $0.7 million. Direct costs related to rentals decreased $1.1 million, from $4.5 million for the three months ended March 31, 2009 to $3.4 million for the three months ended March 31, 2010. Of the total decrease in direct costs, $1.6 million relates to payroll costs and $1.3 million relates to third-party contract services.

Depreciation and amortization costs increased $0.1 million from $3.3 million for the three month period ended March 31, 2009 to $3.4 million for the three month period ended March 31, 2010. Depreciation expense increased $0.1 million due to the increase in revenue-producing assets. Amortization expense remained constant between the two periods.

General and administrative costs decreased $2.8 million, from $7.4 million during the three month period ended March 31, 2009 to $4.6 million during the same three month period of 2010 primarily as a result of decreased payroll costs.

Interest expense increased approximately $0.2 million from $1.0 million for the three month period ended March 31, 2009, to $1.2 million for the three month period ended March 31, 2010. Interest expense includes $0.3 million and $0.4 million, respectively, for the three month periods ended March 31, 2009 and 2010 related to amortization of deferred loan costs. The increase in interest expense is related to increase in interest rates and charges related to the modification of our subordinated debt.

Income tax expense decreased by approximately $1.7 million from a tax expense of $0.8 million for the period ended March 31, 2009, to a benefit of $1.0 million for the three month period ended March 31, 2010. The decrease is attributable to a loss before income taxes for the current quarter compared to income before income taxes for the same period in 2009. The effective tax rate for the 2010 quarter is 51.2%. The rate is higher than the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s day-to-day operations.

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

During March 2010, we entered into an amendment and waiver to our Senior Credit Facility. The waiver provided relief from violations related to the timely filing of certain reports with the lender. Additionally, the amendment adjusted the required covenants related to our leverage ratio for the remainder of the term of the loan. As a result, at March 31, 2010, we were in compliance with all covenants under the Senior Credit Facility.

At March 31, 2010, we had approximately $1.8 million in cash compared to $1.9 million in cash at December 31, 2009, and working capital of $9.6 million at March 31, 2010, compared to $8.1 million at December 31, 2009. At March 31, 2010 and December 31, 2009, we had $9.5 million and $7.6 million available for future borrowings under our revolving line of credit. Cash provided by operating activities was $3.7 million for the three months ended March 31, 2010 compared to $10.7 million for the same period in 2009 due to a decrease in net income and non-cash adjustments to deferred income taxes as well as trade receivables and payables. Cash used in investing activities was $0.2 million for the three months ended March 31, 2010 compared to $0.1 million provided by investing activities during the same period in 2009. The difference is due to the decrease in restricted cash in 2009 partially offset by the reduction in capital expenditures in 2010. Cash used in financing activities was $3.6 million for the three months ended March 31, 2010 compared to $11.3 million for the same period in 2009 due primarily to the pay down of the revolving line of credit during the three months ended March 31, 2009.

Historically, our capital requirements have primarily related to the purchase or fabrication of new drilling equipment and related support equipment, expansion of our rental and transportation fleets and new business acquisitions. Thus far in 2010, we have expended approximately $0.4 million on unfinanced equipment and other fixed assets. For the remainder of 2010, we expect to explore strategic business opportunities and closely monitor our operational needs for capital expenditures.

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

There have been no significant changes in our market risks since the year ended December 31, 2009. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.

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

As of the end of March 31, 2010, management performed, with the participation of our CEO and our CFO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009, management concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2009, we performed additional substantive procedures so that our consolidated financial statements as of and for the quarter ended March 31, 2010, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

We believe that, because we performed the substantial additional procedures referenced above, the consolidated financial statements for the periods included in this Quarterly Report are fairly presented in all material respects in accordance with GAAP.

Management is committed to achieving effective internal control over financial reporting. Our remediation efforts are described in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on August 26, 2010. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 1, 2008, the former owners of Preheat, Inc., which we acquired in February 2006, filed a lawsuit in federal court (the “Federal Suit”) in the United States District Court for the Western District of Louisiana in Lafayette, Louisiana, against us, our directors, our current Chief Executive Officer, our current Senior Vice President/Chief Financial Officer, one of our investment advisors, and a principal of the investment advisor. The Federal Suit sought, among other things, (i) a declaratory judgment that the Preheat purchase agreement executed in December 2005 is null because of alleged inducement to enter into the purchase agreement by criminal or fraudulent conduct, securities fraud and bad faith breach of the purchase agreement and that one of the former owner’s ERISA rights be clarified, (ii) injunctive relief to halt alleged securities disclosure violations by us and to remove three board members, and (iii) damages resulting from the nullification of the Preheat purchase agreement. The Federal Suit has been dismissed. Subsequent to this dismissal, the former owners of Preheat filed a lawsuit in the 16th Judicial District Court, Parish of Iberia, situated in New Iberia, Louisiana. This lawsuit sought essentially the same relief as requested in the Federal Suit, named many of the same defendants as the Federal Suit, and contained many of the same allegations as the Federal Suit. We, together with the other defendants, filed a motion to dismiss the suit based upon the fact that it was filed in the wrong venue. A ruling was issued dismissing the case on that basis, and a judgment reflecting that ruling has been submitted to the trial judge for signature. At this point, we are unable to assess the ultimate impact of this litigation on our financial position, results of operations or cash flows. We, together with the other defendants, have filed a motion to dismiss the lawsuit and that motion remains pending with the court. We believe the claims against us are without merit and are vigorously contesting the legal action.

Six purported class action lawsuits have been filed in connection with the Merger in state courts in Lafayette Parish, Louisiana, and two purported class actions were filed in connection with the Merger in the federal district court for the Western District of Louisiana. Each court action named the Company and its directors as defendants, and the state court actions also named Wellspring, Parent and Acquisition. One of the federal actions filed named Parent and Acquisition as defendants. The state court complaints allege, among other things, that the director defendants have breached their fiduciary duties to shareholders of the Company by entering into the Merger Agreement, failing to disclose certain information with respect to the Company and failing to maximize shareholder value. The Wellspring entities are claimed to have aided and abetted the alleged fiduciary duty breaches by the directors of the Company. The federal court complaints make substantially the same claims as the state court complaints, but also allege violations of federal law relating to the Company’s proxy statement disclosures. One or more of the complaints seek injunctions against the Merger, rescission of the Merger if it is consummated, imposition of a constructive trust, damages, attorneys’ fees, expenses and other relief. The complaints request class action certification and rulings that the named complainants are representatives of the class. No class has been certified at present. Plaintiffs in certain of the state actions and both federal actions have moved for expedited discovery. The defendants have filed the appropriate motions in the state proceedings to consolidate them into a single proceeding and further to stay such state actions pending the federal court’s consideration of the federal suit. A hearing is set for August 30, 2010, as to the motions filed in state court. Moreover, the defendants are contesting discovery requests made by some of the state plaintiffs. The defendants have also filed a motion in the federal court requesting consolidation of the federal actions, a state of all proceedings until lead plaintiffs and plaintiffs’ counsel are appointed and defendants’ motion to dismiss is resolved, and requesting that outstanding discovery requests be quashed. No hearing date has yet been set regarding this motion. The Company believes that all of the lawsuits that have been filed and the allegations contained therein are without merit, and it, along with the directors of the Company, intends to vigorously defend the lawsuits.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K/A filed with the SEC on August 26, 2010. In addition to the other information set forth in this report, you should carefully consider these risk factors which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K and our subsequent filings with the Securities and Exchange Commission are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

See the Company’s Current Reports on Form 8-K filed with the SEC on January 19, 2010, January 28, 2010, February 3, 2010 and August 26, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OMNI ENERGY SERVICES CORP.

Dated: September 1, 2010	/S/ BRIAN J. RECATTO
Brian J. Recatto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 1, 2010	/S/ RONALD D. MOGEL
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)