Form 10-Q
period 2010-06-30
OMNI ENERGY SERVICES CORP
filed 2010-09-08
CIK 1046212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2010

or

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

As of September 2, 2010, there were 22,815,198 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

OMNI ENERGY SERVICES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMNI ENERGY SERVICES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2010
	(In thousands, except share and per share amounts)
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,931	$676
Trade receivables, net	15,016	23,824
Other receivables	578	65
Parts and supplies inventory	6,811	7,697
Prepaid expenses and other current assets	4,638	2,787
Deferred tax assets	66	1,224
Due from related party	131	131
Assets held for sale	736	736

Total current assets	29,907	37,140

PROPERTY, PLANT AND EQUIPMENT, net	72,144	69,090

OTHER ASSETS:
Goodwill	6,586	6,586
Customer intangible assets, net	3,539	5,387
Licenses, permits and other intangible assets, net	9,424	8,992
Loan closing costs, net	3,758	3,244
Other assets	286	282

Total other assets	23,593	24,491

TOTAL ASSETS	$125,644	$130,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,911	$6,027
Accrued expenses	5,817	8,774
Line of credit	—	1,741
Current maturities of long-term debt and capital leases	11,881	13,937
Insurance notes payable	248	—

Total current liabilities	21,857	30,479

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	33,731	31,333
Other long-term liabilities	172	—
Deferred tax liabilities	18,449	18,874

Total long-term liabilities	52,352	50,207

Total liabilities	74,209	80,686

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value, 5,000,000 shares authorized; 29 and 0 shares of Series B issued and outstanding at December 31, 2009 and June 30, 2010, respectively, and 5,396 shares of Series C issued and outstanding at December 31, 2009 and June 30, 2010, respectively, liquidation preference of $1,000 per share	1,074	1,045
Common stock, $0.01 par value, 45,000,000 shares authorized; 20,980,202 and 22,782,891 issued and outstanding at December 31, 2009 and June 30, 2010, respectively	209	227
Preferred stock dividends declared	3	—
Additional paid-in capital	100,887	101,726
Accumulated deficit	(50,738)	(52,963)

Total stockholders’ equity	51,435	50,035

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,644	$130,721

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands, except per share amounts)
	(Restated)		(Restated)
Operating revenue
Services	$27,102	$23,805	$53,083	$43,934
Rentals	5,499	7,641	14,422	14,357

Total operating revenue	32,601	31,446	67,505	58,291

Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	18,308	18,535	36,496	34,634
Rentals	3,118	3,692	7,577	7,130
Depreciation and amortization	3,443	3,431	6,780	6,843
General and administrative expenses	7,156	5,592	14,527	10,215

Total operating expenses	32,025	31,250	65,380	58,822

Impairment of fixed assets	73	—	73	—

Operating income (loss)	503	196	2,052	(531)
Interest expense	(618)	(1,092)	(1,577)	(2,248)
Other income (expense), net	(8)	3	(2)	23

Income (loss) before (provision) benefit for income taxes	(123)	(893)	473	(2,756)
(Provision) benefit for income taxes	(205)	(182)	(989)	772

Net loss	(328)	(1,075)	(516)	(1,984)
Dividends on preferred stock	(121)	(121)	(241)	(241)

Net loss available to common stockholders	$(449)	$(1,196)	$(757)	$(2,225)

Basic loss per share:
Net loss available to common stockholders	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Diluted loss per share:
Net loss available to common stockholders	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Weighted average common shares outstanding:
Basic	20,712	21,821	20,653	21,420
Diluted	20,712	21,821	20,653	21,420

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(in thousands, except share amounts)
BALANCE, December 31, 2009	5,425	$1,074	20,980,202	$209
— Stock based compensation	—	—	—	—
— Restricted stock awards	—	—	95,000	1
— Stock options and warrants exercised for cash and other	—	—	1,376,746	14
— Common stock issued for note modifications	—	—	330,943	3
— Preferred stock dividends declared	—	—	—	—
— Preferred stock and dividends cancelled	(29)	(29)	—	—
— Net loss	—	—	—	—

BALANCE, June 30, 2010	5,396	$1,045	22,782,891	$227

	Preferred Stock Dividends Declared	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
BALANCE, December 31, 2009	$3	$100,887	$(50,738)	$51,435
— Stock based compensation	—	483	—	483
— Restricted stock awards	—	(1)	—	—
— Stock options and warrants exercised for cash and other	—	201	—	215
— Common stock issued for note modifications	—	124	—	127
— Preferred stock dividends declared	—	—	(241)	(241)
— Preferred stock and dividends cancelled	(3)	32	—	—
— Net loss	—	—	(1,984)	(1,984)

BALANCE, June 30, 2010	$—	$101,726	$(52,963)	$50,035

The accompanying notes are an integral part of these consolidated financial statements.

OMNI ENERGY SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2010
	(in thousands)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(516)	$(1,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,780	6,843
Amortization of deferred loan issuance costs	578	707
Loss (gain) on fixed asset dispositions	217	(73)
Provision for doubtful accounts	1,279	(4)
Stock based compensation expense	825	483
Stock issued in legal settlement	112	—
Accretion of discount on convertible notes and other	25	7
Deferred income taxes	974	(733)
Changes in operating assets and liabilities:
Trade receivables	10,503	(8,069)
Other receivables	299	514
Parts and supplies inventory	1,320	(531)
Prepaid expenses and other current assets	2,131	2,059
Other assets	(38)	(2)
Accounts payable and accrued expenses	(7,358)	4,482
Other long term liabilities	(200)	(180)

Net cash provided by operating activities	16,931	3,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,292)	(1,549)
Proceeds from disposal of property, plant and equipment	307	479
Investment in restricted cash	(350)	—
Return of restricted cash	942	—

Net cash used in investing activities	(393)	(1,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and insurance notes	(9,808)	(5,354)
Principal payments on line of credit	(70,102)	(23,879)
Borrowings on line of credit	63,561	25,620
Loan amendment costs	—	(65)
Preferred stock dividends paid in cash	(363)	(241)
Proceeds from exercise of stock options and warrants	—	215

Net cash used in financing activities	(16,712)	(3,704)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(174)	(1,255)
Cash and cash equivalents, at beginning of period	2,043	1,931

Cash and cash equivalents, at end of period	$1,869	$676

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,286	$1,411

Cash paid for taxes	$798	$—

NON-CASH TRANSACTIONS:
Stock issued in satisfaction of note payable	$350	$—

Common stock issued in exchange for note modifications	$—	$127

Payables issued to former owners for the acquisition of Keeton Services, Inc. and Griswold Management, Inc.	$—	$3,500

Preferred stock and dividends cancelled	$—	$32

Equipment financed through capital lease	$—	$924

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

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. There was no impairment recognized during the three or six months ended June 30, 2010 or 2009.

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in our Annual Report on Form 10-K/A, filed on August 26, 2010, the financials as of and for the three and six month periods ended June 30, 2009 have been restated to reflect certain contingent obligations associated with certain subordinated promissory notes recorded as compensation for services in accordance with Emerging Issues Task Force No. 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) rather than purchase price consideration, as originally presented. Accordingly, goodwill and other intangibles initially recorded were likewise revised as a result of the reduction in purchase price that was replaced by compensation for services recorded during the period of the required contingent employment of the shareholders of the acquired entities. The effect on the previously filed financial statements is included below:

	Three months ended June 30, 2009
	As Previously Reported	Adjustment	As Restated
	(In thousands, except per share amounts)
Operating expenses
General and administrative expense (exclusive of depreciation and amortization shown separately above)	$6,527	$629	$7,156
Operating income (loss)	1,132	(629)	503
Interest expense	(683)	65	(618)
Income (loss) before taxes	441	(564)	(123)
Income tax expense	(205)	—	(205)
Net income (loss)	236	(564)	(328)
Net income (loss) available to common stockholders	$115	$(564)	$(449)

Basic income (loss) per common share:
Net income (loss) available to common stockholders	$0.01	$(0.03)	$(0.02)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.01	$(0.03)	$(0.02)

	Six months ended June 30, 2009
	As Previously Reported	Adjustment	As Restated
	(In thousands, except per share amounts)
Operating expenses
General and administrative expense (exclusive of depreciation and amortization shown separately above)	$12,699	$1,828	$14,527
Operating income (loss)	3,880	(1,828)	2,052
Interest expense	(1,723)	146	(1,577)
Income (loss) before taxes	2,155	(1,682)	473
Income tax expense	(990)	1	(989)
Net income (loss)	1,165	(1,681)	(516)
Net income (loss) available to common stockholders	$924	$(1,681)	$(757)

Basic income (loss) per common share:
Net income (loss) available to common stockholders	$0.04	$(0.08)	$(0.04)

Diluted income (loss) per common share:
Net income (loss) available to common stockholders	$0.04	$(0.08)	$(0.04)

Number of weighted average shares:
Basic	20,653	—	20,653
Diluted	20,717	(64)	20,653

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following at December 31, 2009 and June 30, 2010, respectively:

	December 31, 2009	June 30, 2010
	(In thousands)
Land	$493	$472
Building and improvements	8,874	8,709
Drilling, field and support equipment	108,393	110,969
Shop equipment	742	854
Office equipment	2,389	2,419
Vehicles	4,404	4,450
Construction in progress	1,202	1,261

	126,497	129,134
Less: accumulated depreciation	(54,353)	(60,044)

Total property, plant and equipment, net	$72,144	$69,090

NOTE 4. LONG-TERM DEBT AND LINE OF CREDIT

At December 31, 2009 and June 30, 2010, long-term debt consists of the following:

	December 31, 2009	June 30, 2010
	(In thousands)
Notes payable to a bank with interest payable at prime plus 1.50% (4.75% at December 31, 2009 and June 30, 2010) maturing July 31, 2023, secured by real estate	$1,183	$1,152
Promissory notes payable to certain former owners of acquired companies with interest at 5%, maturing at various dates through April 2013	2,000	474
Promissory note payable to certain former owners of acquired companies with interest at 6%, maturing June 2013	—	1,750
Convertible promissory notes payable to certain former stockholders of acquired companies with interest at 5%, maturing at various dates through April 2013	4,133	5,404
Promissory notes payable to finance companies secured by vehicles and equipment	329	252
Capital leases payable to finance companies secured by equipment	1,967	2,378
Term Loan payable to a bank, variable interest rate at 30-day LIBOR with 1% floor plus 4.50% (5.50% at December 31, 2009 and June 30, 2010), secured by various equipment, maturing April 23, 2013	36,000	33,860

Total	45,612	$45,270
Less: current maturities	(11,881)	(13,937)

Long-term debt, less current maturities	$33,731	$31,333

SENIOR CREDIT FACILITY

Our Senior Credit Facility consists of a $50.0 million term loan (the “Term Loan”) and a $20.0 million working capital revolving line of credit (the “Revolver”). Availability under the Revolver is the lower of: (i) $20.0 million or (ii) the sum of eligible accounts receivable and inventory, as defined under the agreement governing the Revolver. The Revolver accrued interest at the 30-day LIBOR rate with a 1% floor plus 4.0% (5.0% at December 31, 2009 and June 30, 2010), and matures in April 2013. The Revolver is collateralized by accounts receivable and inventory. As of December 31, 2009 and June 30, 2010, we had $0.0 million and $1.7 million outstanding under the Revolver, respectively. Due to the lock-box arrangement and the subjective acceleration clause in the agreements governing the Revolver, the debt under the Revolver has been classified as a current liability as of December 31, 2009 and June 30, 2010, as required by ASC 470-10-45 (formerly Emerging Issues Task Force (“EITF”) No. 95-22), “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-box Arrangement.”

Under the Term Loan, the funding limits are limited to the lesser of $50.0 million and 80% of the orderly liquidation value of our equipment. In addition, the Term Loan matures in April 2013 and will be repaid quarterly in equal payments of $2.0 million. Interest is due monthly in arrears and accrues at the 30-day LIBOR rate with a 1% floor plus 4.5% (5.50% at December 31, 2009 and June 30, 2010). The Term Loan contains customary financial covenants and limitations on capital expenditures. As of December 31, 2009 and June 30, 2010, we had $36.0 million and $34.0 million outstanding under the Term Loan, respectively.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2010, we entered into an amendment and waiver to the Senior Credit Facility. The waiver provided relief from violations related to the timely filing of certain reports with the lender. Additionally, the amendment adjusted the required covenants related to our leverage ratio for the remainder of the term of the loan. At June 30, 2010, we are in compliance with all covenants under the Senior Credit Facility.

CAPITAL LEASES

We have several pieces of equipment which were acquired under capital lease. In 2009 and thus far in 2010, we acquired several pieces of equipment for the Seismic Services and Environmental and Other Services segments under capital leases. These leases have maturity dates ranging from February 2011 to July 2014. The balance of all capital leases payable as of December 31, 2009 and June 30, 2010 was $2.0 million and $2.4 million, respectively.

The cost and related accumulated depreciation of assets held under capital lease was $2.3 million and $0.1 million and $3.3 million and $0.4 million, respectively, at December 31, 2009 and June 30, 2010, respectively.

Depreciation expense for the three and six months ended June 30, 2009 and 2010 was approximately $0.0 million and $0.1 million, and $0.2 million and $0.3 million, respectively, for all assets held under capital lease.

CHARLES HOLSTON NOTES

In connection with the acquisition of BMJ Industrial Investments, L.L.C. and its wholly owned subsidiary, Charles Holston, Inc. (“Holston”) in March 2007, we issued $5.0 million in 5% promissory notes payable to certain Holston owners (“Holston Notes”) which included an employment contingency for $3.3 million of this obligation. This portion of the obligation is being recognized as compensation expense ratably over the three-year contingency period. The remaining $1.7 million of the obligation was recorded as a liability as no contingent employment was required. The Holston Notes consist of three separate notes with $1.0 million maturing in February 2008, $2.0 million maturing in February 2009 and $2.0 million maturing in February 2010. The Holston Notes maturing in 2009 and 2010 are convertible into shares of our common stock at a price of $9.24 per share. Based upon the stock valuation at the time of issuance, no beneficial conversion feature existed. At December 31, 2009 and June 30, 2010, the Holston Notes had a balance of $2.0 and $1.7 million, respectively.

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

CYPRESS NOTE

In connection with the acquisition of certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”) effective in February 2007, we issued $3.0 million in a 5% promissory note payable to a certain Cypress stockholder (“Cypress Note”). The Cypress Note was payable over three years with $1.0 million maturing in February 2008, $1.0 million maturing in February 2009 and $1.0 million maturing in February 2010. In November 2008, as an accommodation to the holder of the Cypress Note, we paid the $1.0 million due in February 2009 in exchange for a discounted payment by $0.1 million. At December 31, 2009 and June 30, 2010, the Cypress Note had a balance of $1.0 million and $0.0 million, respectively.

BAILEY NOTE

In connection with the acquisition of Bailey Operating, Inc. (“BOI”) in June 2007, we issued $0.5 million in a 5% promissory note payable to BOI (“Bailey Note”). The Bailey Note is payable on or before May 31, 2010. At December 31, 2009 and June 30, 2010, the Bailey Note had a balance of $0.5 million.

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BEG NOTES

In connection with the acquisition of certain assets of B.E.G. Liquid Mud Services, Inc. (“BEG”) in January 2008, we issued $4.0 million of 5% promissory notes payable to certain shareholders of BEG (“BEG Notes”). The BEG Notes were payable over three years with $1.3 million maturing in January 2009, $1.3 million maturing in January 2010 and $1.4 million maturing in January 2011 and are convertible into shares of our common stock at a rate of $3.70 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. At December 31, 2009 and June 30, 2010, the BEG Notes had a balance of $2.7 million and $2.2 million, respectively.

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

INDUSTRIAL LIFT NOTES

In connection with the acquisition of Industrial Lift Truck and Equipment Co., Inc. (“Industrial Lift”) in April 2008, we issued $4.0 million of promissory notes payable to the shareholders of Industrial Lift (the “ILT Notes”). The ILT Notes are payable over three years with $2.0 million maturing in April 2009, $1.0 million maturing in April 2010 and $0.5 million maturing in April 2011. An employment contingency was included in the ILT Notes requiring the continued employment of one of the former owners of Industrial Lift requiring these notes to be recognized as compensation expense ratably over the three-year contingency period. As a result of the employment contingency, the ILT Notes were not included as a portion of the purchase price of Industrial Lift. The ILT Notes bear interest at a rate of 5% per annum payable in arrears and are convertible into shares of our common stock at a rate of $10.50 per share under certain circumstances. Based upon the stock valuation at the time of the issuance, no beneficial conversion feature exists. An additional note in the amount of $0.5 million, which is non-convertible and non-interest bearing, matures in April 2011. In April 2009, an agreement was reached with the former shareholder of Industrial Lift whereby $0.5 million of the scheduled principal payment due in April 2009 was paid in cash and $0.3 million of the obligation was satisfied through the issuance of 233,333 unregistered restricted shares of our common stock valued at $0.3 million. Additionally, $0.4 million was deposited into an irrevocable trust which was released prior to December 31, 2009. In January 2010, a cash payment in the amount of $0.8 million was made to the holder of the ILT Notes. At December 31, 2009 and June 30, 2010, the ILT Notes had a balance of $2.8 million and $1.4 million, respectively.

In March 2010, each of the holders of the ILT Notes signed a note modification agreement (“ILT Note Modification”) whereby the payment terms of $1.0 million of the ILT Notes were modified to thirty-five monthly payments of principal and interest of $0.03 million beginning April 23, 2010 and one payment for the balance on March 23, 2013. This modification included the removal of the associated employment contingencies. As a result, this portion of the outstanding obligation not previously recorded in the amount of $0.3 million was recorded as compensation expense in the first quarter of 2010. This payable is included in the monthly payments of principal and interest of $0.03 million. At the time of the ILT Note Modification, we issued an aggregate of 53,665 shares of our unregistered restricted common stock to the holders of the ILT Notes. The restrictions on the shares will lapse at various times prior to the maturity of the notes and we may, at our option, pay the ILT Note balance prior to the new maturity date without penalty. If payment of the ILT Notes is made prior to the lapse of the periodic restrictions, the remaining restricted shares will be forfeited to us and cancelled. The charge related to these shares will be recognized as the restrictions are lifted. The terms and maturity on the $1.0 million of ILT Notes originally maturing in April 2011 remain unchanged. As the shares vest, the expense is recognized as a current period charge to interest expense.

KEETON NOTE

Effective June 30, 2010, we acquired all of the outstanding common stock of Keeton Services, Inc. and Griswold Management, Inc. (collectively “Keeton”). In connection with the acquisition of Keeton, we issued a $1.8 million 6% promissory note payable to the shareholders of Keeton (the “Keeton Note”). The Keeton Note matures on June 15, 2013 and is payable in 36 monthly installments of $0.05 million. At June 30, 2010, the Keeton Note had a balance of $1.8 million.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INSURANCE NOTES PAYABLE

A portion of our property and casualty insurance premiums are financed through certain short-term installment loan agreements. The insurance notes were payable in monthly installments through June 2010 and accrued interest at 5.16%. The policies serviced by insurance notes were renewed effective July 1, 2010.

NOTE 5. ACQUISITIONS

KEETON SERVICES, INC. AND GRISWOLD MANAGEMENT, INC.

Effective June 30, 2010, we acquired Keeton pursuant to a Purchase and Sale Agreement under which we purchased 100% of the common stock of both entities for the total consideration of approximately $3.5 million, including $1.75 million in cash and $1.75 million in a 6% promissory note payable to the former owners, that matures on June 15, 2013 and is payable in thirty-six (36) monthly installments of $0.05 million . The acquisition was accounted for in accordance with ASC 805, “Business Combinations”. Keeton provides completion fluids to various customers including E&P companies in the Texas markets in which it operates. We feel this service will complement our fluid service offerings in the markets we serve. Pro-Forma disclosures have not been included as they are not material. The results of Keeton’s operations will be included in our consolidated financial statements from the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The property and equipment are amortized over periods ranging from three to ten years with no residual value. The amortizable customer list intangible will be amortized over ten years. The allocation of the purchase price will be adjusted as required asset and liability values are finalized and working capital adjustment provisions are resolved (in thousands):

Accounts receivable	$735
Inventory and other current assets	644
Property and equipment	937
Customer list	2,151
Deferred income tax liability	(347)
Current liabilities	(620)

Purchase price	$3,500

NOTE 6. COMMITMENTS AND CONTINGENCIES

INSURANCE RESERVES

We maintain reserves for workers’ compensation and general liability on our balance sheet based on our judgment and best estimates based on claims incurred. Estimated workers’ compensation and general liability claims are determined by an outside adjuster on a case-by-case basis. We maintain insurance policies for workers’ compensation and general liability claims. These insurance policies carry retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our process for all workers’ compensation and general liability claims. As of December 31, 2009 and June 30, 2010, we have recorded $0.8 million and $1.0 million, respectively, of insurance reserves related to workers’ compensation and general liability claims. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 7. STOCKHOLDERS’ EQUITY

On June 3, 2010, we entered into the Merger Agreement with Parent, and Acquisition, providing for the merger of Acquisition with and into the Company, with the Company surviving the merger as a subsidiary of Parent. Parent and Acquisition are affiliates of Wellspring Capital Management LLC (“Wellspring Capital”), a middle market private equity firm. Each outstanding share of common stock of the Company (other than treasury shares, shares held by Parent and Acquisition and any of their subsidiaries, shares with respect to which dissenters rights are properly exercised and shares held by our Chief Executive Officer, Chairman of the Board and one other director on our Board of Directors) will be cancelled and converted into the right to receive $2.75 per share in cash (the “Merger Consideration”). Completion of the Merger is subject to (i) approval of the Merger by the shareholders of the Company, (ii) applicable regulatory approvals, including the termination or expiration of the applicable waiting period (and any extensions thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) other customary closing conditions. On August 2, 2010, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREFERRED STOCK

At December 31, 2009 and June 30, 2010, 29 and 0 shares, respectively, of Series B Preferred remain outstanding and are convertible into 7,733 shares of our common stock. The previously remaining shares of Series B Preferred Stock were cancelled in accordance with a settlement agreement between the Company and the holders of the stock executed in the first quarter of 2010.

At December 31, 2009 and June 30, 2010, 5,396 shares of Series C Preferred remain outstanding and are convertible into 2,767,179 shares of our common stock at a conversion rate of $1.95 per share.

STOCK BASED COMPENSATION

We have two stock-based compensation plans available to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees, officers, directors, advisors and consultants to the Company. The Eighth Amended and Restated OMNI Energy Services Corp. Stock Incentive Plan (“Stock Plan”), provides for 5,750,000 shares of our common stock. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options. In addition, we have the 1999 Stock Option Plan (the “1999 Plan”) which became effective on November 11, 1999 and was not approved by the stockholders. The total shares of our common stock available for issuance under the 1999 Plan are 100,000 shares.

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

There was $0.4 million and $0.8 million, and $0.2 million and $0.5 million of compensation cost related to non-qualified stock options recognized in operating results (included in general and administrative expenses) for the three and six months ended June 30, 2009 and June 30, 2010, respectively.

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

The weighted average fair value at date of grant for options granted during the six months ended June 30, 2009 and 2010 was $1.27 and $1.16 per option, respectively.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Expected volatility	80.61%	54.39%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	3.26%	3.46%
Expected option term (years)	6.50	6.50

During the three months ended March 31, 2010, 800,000 options were granted to senior management at an exercise price $1.26 per share. Because the vesting of the options is based on several variable criteria (financial performance of the Company and the Company’s stock price as it relates to its peer group), the fair value of these options was estimated using the Monte Carlo valuation method. The shares will vest over a four year period. As the financial performance targets are met, compensation expense will be recognized. For the options based upon share price performance, the compensation is expensed ratably over the vesting period. For the three and six months ended June 30, 2010, the amount of expense related to this award was de minimus.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock option activity for the three and six months ended June 30, 2010 (in thousands, except option amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,646,841	$2.21
Granted	800,000	1.26
Exercised	—	—
Lapsed or canceled	(27,084)	2.26

Outstanding at March 31, 2010	2,419,757	$1.90	7.5	$73
Granted	28,000	2.05
Exercised	(9,030)	2.26
Lapsed or canceled	(12,115)	2.14

Outstanding at June 30, 2010	2,426,612	$1.90	7.4	$1,868

Exercisable at June 30, 2010	1,234,404	$2.20	7.0	$580

At June 30, 2010, $1.3 million of total unrecognized compensation costs related to the unvested portion of the option awards is expected to be recognized over a weighted average period of 1.6 years.

WARRANTS

A summary of our warrants as of June 30, 2010 and changes during the three and six months then ended are presented below:

	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS
Balance at December 31, 2009	$2.10	4,594,000
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2010	$2.10	4,594,000
Granted	—	—
Exercised	1.95	(3,997,550)
Forfeited	3.38	(355,250)

Balance at June 30, 2010	$2.76	241,200

Exercisable	$2.76	241,200

RESTRICTED STOCK

The following table summarizes activity of unvested restricted stock awards for the three and six months ended June 30, 2010:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2009	37,419	$3.81
Granted	95,000	$1.27
Vested	(29,479)	$1.92

Unvested at March 31, 2010	102,940	$2.01	$199
Granted	—	$—
Vested	(13,979)	$3.70

Unvested at June 30, 2010	88,961	$1.92	$238

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2010, $0.2 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a remaining weighted average period of 2.75 years.

During the first quarter of 2010, certain of our subordinated notes payable were modified resulting in adjustment to the maturity dates and payment schedules of the notes. As an incentive to modify the notes, the Company authorized the issuance of an aggregate of 330,943 unregistered, restricted shares of our common stock in amounts dependent upon the balances modified. The restrictions on the shares will lapse at various times prior to the maturity of the notes and we may, at our option, pay the note balances prior to the new maturity dates. If payment of the notes is made prior to the lapse of the periodic restriction on the stock, the remaining restricted shares will be forfeited to us and cancelled. As of June 30, 2010, all 330,943 of the shares have been issued.

The following table summarizes activity of restricted stock awards related to the modified subordinated notes for the three and six months ended June 30, 2010:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
			(in thousands)
Unvested at December 31, 2009	—	—
Granted	250,446	$1.52
Vested	(62,616)	$1.52

Unvested at March 31, 2010	187,830	$1.52	$363
Granted	80,497	$1.58
Vested	(20,125)	$1.58

Unvested at June 30, 2010	248,202	$1.54	$663

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

For the three and six months ended June 30, 2010, we had 444,077 and 1,890,126 options and restricted shares, respectively, and 2,225,775 and 3,403,345 warrants, respectively, that were excluded from the calculation of Diluted EPS as they were antidilutive. In addition, Holston Notes convertible into 199,047 and 205,669 shares of common stock, BEG Notes convertible into 636,667 and 664,955 shares of common stock and ILT Notes convertible into 139,725 and 152,227 shares of common stock were excluded from the calculation for the three and six months ended June 30, 2010, respectively. Also, preferred stock convertible into 2,767,179 and 2,770,384 shares, respectively, of common stock were excluded from the calculation of Diluted EPS for the three months and six months ended June 30, 2010, respectively, because they were antidilutive.

NOTE 8. SEGMENT INFORMATION

ASC 280, “Segment Reporting” (“ASC 280”), requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. We revised our reportable business segments during the fourth quarter of 2009. The new operating segments are Seismic Services, Environmental and Other Services and Equipment Leasing. Financial results for the three and six months ended June 30, 2009 have been restated to reflect the change in operating segments. We revised our segments to align with changes in management’s resource allocation and performance assessment in making decisions regarding our operations. Our saltwater transportation and disposal, solids removal and hauling and liquid mud services, and boat tank and pit cleaning services are now included within our Environmental and Other Services segment. These changes reflect our current operating focus. All of our assets and operations are exclusively in North America. The segment classified as Corporate includes operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining segment profit or loss. Certain of the June 30, 2009 information below has also been restated for the impact of the restatement discussed in Note 2.

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows segment information (net of intercompany transactions) for the three and six months ended June 30, 2010 and 2009 (in thousands):

Three Months Ended June 30,	SEISMIC SERVICES	ENVIRONMENTAL AND OTHER SERVICES	EQUIPMENT LEASING	CORPORATE	TOTAL
	(In thousands)
2010
Operating revenues	$7,100	$16,705	$7,641	$—	$31,446
Operating income (loss)	384	1,540	1,373	(3,101)	196
Interest (income) expense	(1)	115	19	959	1,092
Depreciation and amortization	243	1,542	1,574	72	3,431
Identifiable assets	17,887	50,904	50,761	11,169	130,721
Capital expenditures	463	541	144	14	1,162

2009
Operating revenues	$12,293	$14,808	$5,500	$—	$32,601
Operating income (loss) (Restated)	2,222	1,673	(1,408)	(1,984)	503
Interest expense (Restated)	17	65	27	509	618
Depreciation and amortization	232	1,523	1,612	76	3,443
Identifiable assets (Restated)	19,997	46,057	56,524	13,206	135,784
Capital expenditures	222	123	—	12	357

Six Months Ended June 30,	SEISMIC SERVICES	ENVIRONMENTAL AND OTHER SERVICES	EQUIPMENT LEASING	CORPORATE	TOTAL
	(In thousands)
2010
Operating revenues	$11,730	$32,205	$14,356	$—	$58,291
Operating income (loss)	(46)	2,430	1,854	(4,769)	(531)
Interest expense	23	226	42	1,957	2,248
Depreciation and amortization	457	3,091	3,152	143	6,843
Identifiable assets	17,887	50,904	50,761	11,169	130,721
Capital expenditures	785	605	144	15	1,549

2009
Operating revenues	$22,023	$31,060	$14,422	$—	$67,505
Operating income (loss) (Restated)	3,482	3,838	(1,419)	(3,849)	2,052
Interest expense (Restated)	32	147	52	1,346	1,577
Depreciation and amortization	466	2,956	3,206	152	6,780
Identifiable assets (Restated)	19,997	46,057	56,524	13,206	135,784
Capital expenditures	232	511	537	12	1,292

NOTE 9. INCOME TAXES

We account for income taxes under the provisions of ASC 740, “Income Taxes” (“ASC 740”), which requires recognition of future tax benefits (temporary differences), subject to a valuation allowance based on a more-likely-than-not criteria that such asset will be realized. In determining whether it is more-likely-than-not that we will realize such tax asset, ASC 740 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Because we do not believe that a reliable estimate of taxable income for 2010 can be made as of June 30, 2010, we used the actual effective tax rate for the six months ended June 30, 2010 to determine our tax benefit for the period. We recorded income tax expense of $0.2 million and $0.2 million for the three months ended June 30, 2009 and 2010, respectively. We recorded income tax expense of $1.0 million for the six months ended June 30, 2009 and income tax benefit of $0.8 million for the six months ended June 30, 2010.

On January 1, 2007, we adopted and implemented ASC 740 as it related to uncertainties in income taxes. As a result of the implementation, management assessed its various income tax positions; this assessment resulted in no adjustment to the tax asset or liability. We will account for interest and penalties relating to uncertain tax positions in the current period income statement as part of the provision for income taxes, as necessary. The 2004, 2005, 2006, 2007 and 2008 tax years remain subject to examination by various federal, state and foreign tax jurisdictions.

NOTE 10. RELATED PARTY TRANSACTIONS

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

OMNI ENERGY SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants to acquire 4,585,000 shares of our common stock, in exchange for $3.5 million. On August 29, 2005, the remainder of the Series C Preferred and warrants were issued generating proceeds of $1.5 million and we granted the remaining 1,965,000 warrants.

The prior term loan agreement and senior credit facility restricted the payment of cash dividends. Consequently, a portion of the 9% dividend obligation related to the Series C Preferred was satisfied through the issuance of payment-in-kind (“PIK”) dividends. The PIK dividends were paid through the issuance of additional shares of Series C Preferred. These additional shares of preferred stock did not have warrants attached to them. During the year ended December 31, 2007, 256 shares of Series C Preferred were issued as PIK dividends at par. Effective April 29, 2007, the loan and security agreement governing the Term Loan was amended to remove the restriction on cash dividend payments on the preferred equity shares, provided we had sufficient availability under our Revolver and were in compliance with all other covenants. Consequently, the accrued dividends since April 2007 have been paid in cash, $0.1 million and $0.4 million, and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2009 and 2010, respectively.

NOTE 11. SUBSEQUENT EVENTS

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-Q is attached), including, but not limited to, those relating to the Merger Agreement and Merger, the effect of changes in strategy and business discipline, future tax matters, future general and administrative expenses, future growth and expansion, expansion of our operations, review of acquisitions, expansion and improvement of our capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the management team, future compensation programs, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, timely conversion of backlog into revenue, retained earnings and dividend policies, projected cash flows from operations, future, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, realization of post-closing price adjustments with respect to the recent acquisitions, management’s assessment of internal control over financial reporting, the identification of material weaknesses in internal control over financial reporting and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Form 10-K/A for the year ended December 31, 2009 filed on August 26, 2010 and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

We are an integrated oilfield service company specializing in providing a range of (i) onshore seismic drilling, operational support, permitting, and survey services; (ii) dock-side and offshore hazardous and non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry; drilling fluid transportation and disposal services; other specialized services such as metal stress relieving, environmental pit cleaning, wellhead preheating and wellhead installation and (iii) oilfield equipment rental, for oil and gas companies operating in the Gulf of Mexico, the Rocky Mountain region and prolific shale regions in the South Central United States and the Appalachian Region. At June 30, 2010, we operated in three business segments—Seismic Services, Environmental and Other Services, and Equipment Leasing. For information about the revenues, operating income (loss) and other financial information relating to the segments, see Note 8 to our Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Our business is driven by the supply and demand of hydrocarbon commodities in the United States and, to a certain extent, the international markets. Virtually all of our customers are involved in the exploration and/or production of oil and natural gas in the continental United States and the coastal waters of the Gulf of Mexico. Not surprisingly, a higher demand for oil and gas results in a higher demand for our equipment and services. We experienced a reduction in Seismic Services in the first and second quarter of 2010 related to weather and permitting issues and a general slow down in the exploration activity in the market areas in which we operate. As the economy has shown signs of recovery and the land-based rig count has increased, we have seen an increase in opportunities in the shale plays in the areas in which we operate. Increased activity in the Haynesville Shale area has led to increased demand for items in our equipment rental fleet. Additionally, the increase in rig count has expanded our opportunities in the environmental services sector of our business.

In the past, we have been very active in acquiring companies which we believe are well aligned with our Company philosophy. We plan to expand our presence in the environmental services industry in the markets in which we serve through organic growth and through additional acquisitions as such opportunities arise that we believe fit into our overall business strategy.

We continue to maintain a large and visible presence along the coast of Louisiana to service our customers in the offshore exploration and production markets. While the offshore rig counts in the Gulf of Mexico have fallen in recent years and remain stagnant halfway into 2010, we feel that there is still adequate activity in the area to allow us to remain profitable in that region.

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

In March 2007, we acquired certain assets of Cypress Consulting Services, Inc. d/b/a Cypress Energy Services (“Cypress”), thereby expanding our fleet of seismic drilling equipment and allowing us to better serve the needs of our seismic drilling customers. The entirety of the operations related to the assets purchased from Cypress is included in our Seismic Services segment.

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

Our June 30, 2010 acquisition of Keeton provides us with opportunities in markets where completion fluids are in demand and allows cross-selling opportunities with our liquid mud operations mentioned above.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on August 26, 2010. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2010.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(Restated)		(Restated)
	(in thousands, except per share amounts)
Operating revenue
Services	$27,102	$23,805	$53,083	$43,934
Rentals	5,499	7,641	14,422	14,357

Total operating revenue	32,601	31,446	67,505	58,291
Operating expenses:
Direct costs (exclusive of depreciation and amortization shown separately below)
Services	18,308	18,535	36,496	34,634
Rentals	3,118	3,692	7,577	7,130
Depreciation and amortization	3,443	3,431	6,780	6,843
General and administrative expenses	7,156	5,592	14,527	10,215

Total operating expenses	32,025	31,250	65,380	58,822

Impairment of fixed assets	73	—	73	—

Operating income (loss)	503	196	2,052	(531)
Interest expense	(618)	(1,092)	(1,577)	(2,248)
Other income (expense), net	(8)	3	(2)	23

Income (loss) before (provision) benefit for income taxes	(123)	(893)	473	(2,756)
(Provision) benefit for income taxes	(205)	(182)	(989)	772

Net loss	(328)	(1,075)	(516)	(1,984)
Dividends on preferred stock	(121)	(121)	(241)	(241)

Net loss available to common stockholders	$(449)	$(1,196)	$(757)	$(2,225)

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Operating revenues decreased $1.2 million, from $32.6 million for the three months ended June 30, 2009 to $31.4 million for the three months ended June 30, 2010. Operating revenues related to services decreased $3.3 million. Our Seismic Services segment accounted for $5.2 million of the decrease while our Environmental and Other Services segment increased $1.9 million. Operating revenues related to our Equipment Leasing segment increased by $2.1 million. The decrease in revenues in our Seismic Services segment was attributable to continued weather delays in the areas in which we operate and delays in commencement of jobs previously awarded due in part to customer concern for price stability in natural gas markets. The Environmental and Other Services and Equipment Leasing segments are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The land-based rig counts for the second quarter of 2010 were significantly higher than the counts for the same period in 2009. The rig counts in the Gulf of Mexico remained at depressed levels. Our traditional environmental operations were adversely affected by the effects of the oil spill in the Gulf of Mexico as a result of the Deepwater Horizon rig explosion which occurred in April 2010 while under contract to British Petroleum (“BP”). However, we were able to offset the negative impact on our traditional environmental operations by securing ancillary work related to the clean-up of the BP spill. Our Equipment Leasing segment performed favorably in the second quarter of 2010 as compared to the same quarter in 2009 as a result of the higher land-based rig count resulting in an increase in the demand for our equipment.

Direct costs related to services increased $0.2 million, from $18.3 million for the three months ended June 30, 2009 to $18.5 million for the three months ended June 30, 2010. Direct costs for our Seismic Services segment decreased $2.1 million. The decrease was in response to execution delays as described above and was offset by increases in our Environmental and Other Services segment of $1.9 million. Direct costs related to rentals increased $0.6 million, from $3.1 million for the three months ended June 30, 2009 to $3.7 million for the three months ended June 30, 2010. Of the total increase in direct costs, $0.9 million relates to cost of parts and repairs and maintenance, $0.7 million relates to rentals and leases, $0.6 million relates to explosives and downhole supplies, $0.4 million relates to insurance and $0.3 million relates to fuel and oil, offset by decreases of $0.7 million in payroll costs and $1.4 million in third-party contract services.

Depreciation and amortization costs remained constant at $3.4 million between the two periods.

General and administrative costs decreased $1.6 million, from $7.2 million during the three month period ended June 30, 2009 to $5.6 million during the same three month period of 2010. Compensation costs decreased by $1.2 million due in large part to reduced cost related to contingent compensation associated with certain subordinated promissory notes. Additionally, bad debt expense decreased $1.2 million, due primarily to the fact we incurred no material cost associated with a client bankruptcy as we did in the same period in 2009. Professional services increased $0.8 million as a result of increased fees associated with the “Merger Agreement”.

Interest expense increased approximately $0.5 million from $0.6 million for the three month period ended June 30, 2009, to $1.1 million for the three month period ended June 30, 2010. Interest expense includes $0.3 million and $0.4 million, respectively, for the three month periods ended June 30, 2009 and 2010 related to amortization of deferred loan costs. The increase in interest expense is related to increase in interest rates and charges related to the modification of our subordinated debt.

Income tax expense remained constant at a tax expense of $0.2 million for the period ended June 30, 2009, and the three month period ended June 30, 2010. The effective income tax benefit rate for the 2010 quarter is 20.4%. The rate is different from the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s operations.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Operating revenues decreased $9.2 million, from $67.5 million for the six months ended June 30, 2009 to $58.3 million for the six months ended June 30, 2010. Operating revenues related to services decreased $9.2 million. Our Seismic Services segment accounted for $10.3 million of the decrease while our Environmental and Other Services segment’s revenue increased $1.1 million. Operating revenues related to our Equipment Leasing segment remained constant at $14.4 million for each of the two periods. The decrease in revenues in our Seismic Services segment was attributable to significant weather delays in the areas in which we operate and delays in commencement of jobs while permits were being secured coupled with customer concern for price stability in natural gas markets. The Environmental and Other Services and Equipment Leasing segments are directly impacted by the number of rigs operating in the United States and the Gulf of Mexico. The land-based rig counts for the second quarter of 2010 were significantly higher than the counts for the same period in 2009. The rig counts in the Gulf of Mexico remained at depressed levels. Our traditional environmental operations were adversely affected by the effects of the oil spill in the Gulf of Mexico as a result of the Deepwater Horizon rig explosion which occurred in April 2010 while under contract to BP. However, we were able to offset the negative impact on our traditional environmental operations by securing ancillary work related to the clean-up of the BP spill. Our Equipment Leasing segment performed favorably in the first six months of 2010 as compared to the same period in 2009 as a result of the higher land-based rig count resulting in an increase in the demand for our equipment.

Direct costs related to services decreased $1.9 million, from $36.5 million for the six months ended June 30, 2009 to $34.6 million for the six months ended June 30, 2010. Direct costs for our Seismic Services segment decreased $4.9 million. The decrease was in response to execution delays as described above and was offset by increases in our Environmental and Other Services segment of $2.7 million and corporate of $0.3 million. Direct costs related to rentals decreased $0.5 million, from $7.6 million for the six months ended June 30, 2009 to $7.1 million for the six months ended June 30, 2010. Of the $2.4 million decrease in total direct costs, $2.6 million relates to payroll costs and $2.7 million relates to third-party contract services, offset by increases of $0.8 million in cost of parts and repairs and maintenance, $1.4 million in rentals and leases, $0.3 million in explosives and downhole supplies, $0.5 million in fuel and oil.

Depreciation and amortization costs remained constant at $6.8 million between the two periods.

General and administrative costs decreased $4.3 million, from $14.5 million during the six month period ended June 30, 2009 to $10.2 million during the same six month period of 2010. Compensation costs decreased $4.1 million due in large part to reduced cost related to contingent compensation of $1.4 million associated with certain subordinated promissory notes as well as lower compensation as a result of reduced head count compared to the same period in 2009. Additionally, bad debt expense decreased $1.2 million, due primarily to the fact that we incurred no material cost associated with a client bankruptcy as we did in the same period in 2009. Professional services increased $0.8 million and investor relations costs increased $0.2 million as a result of increased fees associated with the Merger Agreement.

Interest expense increased approximately $0.6 million from $1.6 million for the six month period ended June 30, 2009, to $2.2 million for the six month period ended June 30, 2010. Interest expense includes $0.6 million and $0.8 million, respectively, for the six month periods ended June 30, 2009 and 2010 related to amortization of deferred loan costs. The increase in interest expense is related to increase in interest rates and charges related to the modification of our subordinated debt.

Income tax expense decreased by approximately $1.8 million from a tax expense of $1.0 million for the period ended June 30, 2009, to a benefit of $0.8 million for the six month period ended June 30, 2010. The decrease is attributable to a greater loss before income taxes for the current six months compared to the same period in 2009. The effective income tax benefit rate for the 2010 six month period is 28.0%. The rate is different from the statutory federal rate because of the addition of state income taxes and permanent differences encountered in the course of the Company’s operations.

LIQUIDITY AND CAPITAL RESOURCES

Effective as of April 24, 2008, we completed a modified $90.0 million credit facility (“Senior Credit Facility”), including a $50.0 million term loan, a $25.0 million working capital revolving line of credit, and a $15.0 million delayed draw term loan available to fund future acquisitions. With the proceeds from the Senior Credit Facility, we (i) repaid approximately $28.7 million of outstanding principal balance under our previous term loan; (ii) repaid approximately $2.1 million of outstanding principal balance under our previous capital expenditure loan; (iii) repaid the balance on the previous line of credit; and (iv) completed the acquisition of Industrial Lift. The balance of the proceeds available under the Senior Credit Facility was used to pay fees and expenses of the aforementioned transaction and to provide additional working capital.

At June 30, 2010, we had approximately $0.7 million in cash compared to $1.9 million in cash at December 31, 2009, and working capital of $6.7 million at June 30, 2010, compared to $8.1 million at December 31, 2009. At June 30, 2010 and December 31, 2009, we had $12.5 million and $7.6 million available for future borrowings under our revolving line of credit. Cash provided by operating activities was $5.3 million for the six months ended June 30, 2010 compared to $16.9 million for the same period in 2009 due to a decrease in net income and non-cash adjustments to deferred income taxes as well as increases in trade receivables and payables. Cash used in investing activities was $2.8 million for the six months ended June 30, 2010 compared to $0.4 million during the same period in 2009. The difference is due, in part, to the use of operating capital in the acquisition of Keeton Services, Inc. and Griswold Management, Inc., effective June 30, 2010 along with the decrease in restricted cash in 2009. Cash used in financing activities was $3.7 million for the six months ended June 30, 2010 compared to $16.7 million for the same period in 2009 due primarily to the pay down of the long term debt and the revolving line of credit during the six months ended June 30, 2009.

Historically, our capital requirements have primarily related to the purchase or fabrication of new drilling equipment and related support equipment, expansion of our rental and transportation fleets and new business acquisitions. Thus far in 2010, we have expended approximately $1.5 million on unfinanced equipment and other fixed assets. For the remainder of 2010, we expect to explore strategic business opportunities and closely monitor our operational needs for capital expenditures.

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

There have been no significant changes in our market risks since the year ended December 31, 2009. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on August 26, 2010.

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

As of the end of June 30, 2010, management performed, with the participation of our CEO and our CFO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009, management concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2009, we performed additional substantive procedures so that our consolidated financial statements as of and for the quarter ended June 30, 2010, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

There have been no material changes from our risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K/A. In addition to the other information set forth in this report, you should carefully consider these risk factors which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K/A filed with the SEC on August 26, 2010 and our subsequent filings with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

See the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2010.

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

OMNI ENERGY SERVICES CORP.

Dated: September 7, 2010	/S/ BRIAN J. RECATTO
Brian J. Recatto
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 7, 2010	/S/ RONALD D. MOGEL
Ronald D. Mogel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)